Form 10KSB
period 1996-02-29
EPOLIN INC /NJ/
filed 1996-11-18
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended FEBRUARY 29, 1996

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  Commission file number 0-17741

                        EPOLIN, INC.
            (Name of Small Business Issuer in Its Charter)

New Jersey                                                   22-2547226
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or                                      Identification
organization)                                                   Number)

358-364 Adams Street
Newark, New Jersey                                                07105
(Address of principal                                        (Zip Code)
executive offices)

    Issuer's telephone number, including area code:  (201) 465-9495

  Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock (no par value)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes         No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,384,410.

As of August 2, 1996, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (5,316,631 shares) was approximately $372,160. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on August 2, 1996 was 11,611,555.

                  Documents Incorporated by Reference:  None

                              PART I

Item 1.   Description of Business.

Introduction

     Epolin Inc. ("Epolin") is a manufacturing and research and development company which was incorporated in the State of New Jersey on May 8, 1984. Epolin, together with its wholly owned subsidiary Accort Labs, Inc. ("Accort"), is engaged in commercial production and sale of specialty chemicals, especially certain dyes which management believes are useful materials because they have the capability to absorb near infrared radiation. Both Epolin and Accort are hereinafter collectively referred to as the "Company" or the "Registrant". The Company's principal offices are located at 358-364 Adams Street, Newark, NJ 07105 and its telephone number is (201) 465-9495.

     In April 1989, the Company successfully completed an initial public offering of its securities pursuant to a public offering generating net proceeds of approximately $1,950,000. Simultaneously, upon closing of the offering, Epolin acquired 100% of the stock of Accort, then an affiliated entity.

     Commencing upon completion of the Company's public offering through January 1990, the Company's efforts were primarily devoted to the renovation and completion of its 17,000 square foot manufacturing and office facility. The principal product(s) that the Company developed were expanding polymeric coatings. This effort proved to be unsuccessful because of the high cost of the product and the lower price commanded by similar products now sold into this maturing market. The Company has more recently established itself as a supplier of near infrared dyes as well as other specialty chemical products. It sells its dyes primarily to lens manufacturers who serve as the suppliers to the laser protection eyewear market as well as the welding market.

     Since completion of the Company's public offering, the Company's revenues had been primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, the Company singled out near infrared dye technology as a most promising product line and has emphasized the development, manufacture and sale of these dyes to the optical industry.

     The Company's prior emphasis on the expanding monomer technology has been significantly modified. The expanding monomers failed to reach any significant level of sales and sales growth because the price of UV coatings, a major application for the technology, had fallen dramatically and the market could not sustain the higher pricing for the Company's product. All research and development on expanding monomer applications was therefore curtailed and the Company became fully committed to specialty chemical manufacture especially to near infrared dye development, manufacture and sales. This part of the product line has proven to be a successful one to pursue in that the sales of these dyes have grown at the rate of approximately 40% a year for the last four years. No assurance can be given that such trend will continue. The Company believes that its future lies with dye technology and is formulating long range plans to exploit new applications for both the near infrared dyes as well as other dyes. Paralleling the growth of the dye business, the Company has maintained a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. A discussion of this market is described in the first subsection that follows. Thereafter the current market for dyes are described as well as the newer applications which will be the basis for new markets for dyes.

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Specialty Chemical Products

     Although the Company is heavily engaged in the manufacture and sale of dyes, specialty chemical manufacture continues to constitute approximately 35% of its sales. It is currently working on the preparation and sale of a variety of specialty chemical products on behalf of companies that sell into the adhesives, plastics, aerospace, pharmaceutical and flavors and fragrance industries. The Company's products primarily serve as intermediates, additives and processing aids for complex chemical formulations. The Company markets its products to other companies who are in need of low level quantities of unique chemicals which provide specialized functions and are necessary elements in complex chemical mixtures manufactured by the Company's respective customers. These products are produced on a low volume basis in chemical production equipment ranging from 50 liter size flasks to two hundred gallon reactors. The Company sustains this business because its customers find it economically inefficient to manufacture such low volume specialty chemicals for their own use. Raw materials utilized in connection with the preparation of specialty chemical products are either available from chemical suppliers or created by the Company in its own facilities.

     This segment of the Company's business is manufactured on an individual basis to meet each customers respective needs. Presently, the Company provides products used as components in plastics, adhesives and coatings, flavors and odorant mixtures, pharmaceutical and medical products and aerospace materials.

     Although the specialty chemical business currently commands approximately 35% of total sales, the Company does not expect this segment of its business to grow. It has, instead, made a strong research and development commitment to the growth of the dye business. This market is described in segments in the following subsections.

Dyes for Laser Protection

     The Company has sold near infrared dyes since 1992 to customers who manufacture and sell eyewear to protect personnel from the harmful effects of laser light. In the first stages of the Company's marketing efforts, the Company sold dyes that had a special capability to absorb the emissions of the neodynium-YAG laser. This laser was and is used by the military for range finders carried by tanks. Following the Company's success in selling dyes for military usage, new markets were developed selling to manufacturers of safety eyewear for personnel who worked with lasers or were exposed to very strong sources of infrared radiation.

     The Company sells dyes into a market that requires the use of absorptive dyes for face shields, helmets and goggles to protect personnel from the harmful effects of radiation from welding. Nationally prescribed specifications now state that welding shields must absorb specific levels of the infrared generated by the welding arc in order to protect personnel from eye damage. The specifications have come about because a number of studies had shown that excessive infrared radiation can cause the development of premature cataracts. Thus, for different levels of protection, a specific reduction of ultraviolet, visible and infrared emissions are now required. As a result, the Company now offers a line of dyes for welding that absorb the entire range of welding radiation. The welding market is larger than the safety market so that dyes are generally priced to yield lower margins. Management believes many welding customers and potential customers are attracted to the Company's dyes because they had been tied to dye suppliers who would only sell the dyes if the customer were to purchase the suppliers resin or formulated resin. Freedom to formulate any resin and do in plant injection molding of lenses or shields, has significant cost implications for these customers. The availability of the Company's dyes has allowed the Company to gain new customers. The Company expects to see this welding market grow significantly in the future not only because of increased sensitivity to the health effects of conventional welding methods but also because of the increasing use of lasers for welding. These instruments will require closer monitoring for exposure of personnel to laser light but will also require personnel peripheral to the welding operation to be protected.

Dyes for Filters

     A smaller but not well characterized market exists for filters that block certain frequencies in the near infrared and visible spectrum. Most of the inquiries come from instrument makers who purchase glass filters containing rare earth oxides. These filters are expensive and are subject to chipping, shattering and other breakage. Management believes the use of a clear plastic filter containing the Company's dyes would lower cost and increase reliability. This high value added market is under development. No assurance can be given that the Company will be able to successfully develop this market.

Dyes for Heat Shields

     It has been shown in experimental and theoretical studies that a window containing near infrared dyes is capable of reducing the internal heat load of a structure by 40 to 50 percent. This type of application of infrared dyes is reported in use for sun roofs of automobiles in Japan. The specific advantage offered by near infrared dyes is heat reduction coupled with good visible transparency. This allows high visibility while, at the same time, effectively blocking the frequencies responsible for transporting heat. Management believes near infrared dyes can be effectively used in a wide variety of applications as heat shields. The Company has set its sights on this potential market by initiating research and development studies leading to dyes or dye combinations that can meet the tight requirements demanded by this market. Of particular concern to the Company is the need for long term performance which, at a minimum, requires a working lifetime of seven years exposure to direct sunlight. By developing dyes of greatly improved thermal and ultraviolet stability, the Company believes it can meet the long term exposure requirements for heat shields. No assurance can be given that the Company will be able to successfully develop this market.

Dyes for Security Inks

     Certain of the near infrared dyes absorb very little of the visible spectrum. These can be used at low concentration in inks and paints and not be visually detected. However, when viewed by reflection of an infrared laser or lamp, the presence of dye is easily seen as a black marking. Mechanical "readers" can be used to detect the presence of dyes by responding with a simple "go, no-go" signal. Management believes that the industrial security and currency marking is potentially a large volume application for these dyes and the Company plans to pursue this market in partnership with a company in the ink business. No assurance can be given that the Company will be able to successfully develop this market.

Dyes for Hard Coatings

     There are a number of transparent plastics that are difficult to process with near infrared dyes because they are formed at temperatures that exceed the dye's thermal stability. As a result, some of the dye is destroyed in the process. For example, a number of lens manufacturers cannot extrude or injection mold polycarbonate pellets with these dyes. However, they still want to incorporate the dyes in their lenses. Since all polycarbonate lenses and panels have a very soft surface, they must be protected from abrasion by using a hard coat on the surface. The Company believes that a successful way to incorporate the dye would be to place it in the hard coating. Another, larger scale application, is to use the dye in a coating on shatterproof windows to act as a heat shield. In this application the structure to be molded is too large for incorporating near infrared dyes because such large structures have to be heated to too high a temperature and remain at too high a temperature for the dye to survive. Management believes coatings, in the form of a hard coat, is a practical solution for the use of near infrared dyes. The Company has formed a cooperative partnership with the Exxene Corporation, a leader in the hard coating field, and both companies plan to pursue this market vigorously.
No assurance can be given that the Company, together with the Exxene Corporation, will be able to successfully develop this market.

Licensing Agreement

     The Company's Expanding Monomer technology (which was previously emphasized by the Company but has since been abandoned) was developed by the late Dr. William Bailey, a former director of the Company. In June 1983, Dr. Bailey was issued U.S. Patent 4,387,215 which granted Dr. Bailey broad generic claims in regard to the Expanding Monomer and polymer systems. Pursuant to a licensing agreement dated January 31, 1986 (which terminated and replaced a previous agreement with the Company), and as amended in 1988, the Company was granted until the expiration of the patent (June 2000) the exclusive right to exploit the patent and to manufacture, produce, market, use and sell products and materials derived thereunder. Pursuant to the agreement, the Company is required to pay a percentage royalty (based on various levels of sales) and a fixed royalty fee of $50,000 per year (reduced by percentage royalties, if any, paid during that year). Fixed royalties have not been paid since 1990 because the Company decided to postpone payments under the licensing agreement pending receipt of orders for Expanding Monomer products. Since then, and as described above, the Company has abandoned this technology. As provided in the agreement, Dr. Bailey's sole remedy for non-payment of fixed royalties shall be the cancellation of the licensing agreement without
further recourse against the Company.   Although the Company has not
received any notification from Dr. Bailey's estate regarding termination or cancellation of the licensing agreement, any such notice that the Company would receive would have no material impact on the Company's business since the Company has previously decided to curtail and cease the development of Expanding Monomer technology.

Effect of Compliance With Government Regulation

     Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. Although the Company believes that its manufacturing processes do not result in the emission of volatile organic vapors into the atmosphere, and that the Company is not in violation of any State or Federal environmental regulations, the Company is required to comply with such regulations with respect to manufacture, storage and/or disposal of toxic materials. To the Company's knowledge, it is in compliance with present regulations. However, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect the Company's business. In addition, the Company is subject to the State of New Jersey Industrial Site Recovery Act (ISRA), which, among other requirements, requires the Company to obtain prior approval before relocating its facilities or consummating a transaction that would result in a change in control of the Company. The Company's facilities are subject to inspection to ascertain whether the Company has complied with State environmental regulations. While the Company believes it has complied with such regulations, there can be no assurance that the Company will not be required to incur expenses to remedy any future environmental violations discovered. The Company is in the process of registering certain new and proprietary products with the Toxic Substances Control Agency (TSCA) which is required in order for the Company to offer for sale any new chemical product. No assurances can be given that such registrations will be approved.

Research and Development

     The Company has made a commitment of resources to research and development for new dyes and for improvement of the Company's capability to provide technical services to its dye customers. In this regard, the Company has undertaken a dye synthesis effort to develop and produce dyes with greatly improved thermal stability. There are also plans to make available to the Company the plastic processing equipment similar to that used by the Company's customers to extrude and injection mold plastic-dye formulations. Management expects that this will allow the Company to better understand its customer's problems and to design solutions.

Competition

     The Company generally experiences significant competition in all areas of its business from numerous other companies many of which are larger and better financed. At the present time, however, the Company believes that it has a unique position as a supplier of near infrared dyes. Management believes that the only other suppliers of these dyes use them as a vehicle to sell other products. Management believes that these companies will only sell the dye to purchasers of their resins or to those who buy their formulated resin or their finished lenses. Such companies do not sell the pure dye which is done by the Company. Insofar as the major profit incentive comes from the manufacture and sale of finished product, Management believes those companies that have the capability to formulate dyes in resin and injection mold the formulated resin, have a strong incentive to purchase the dye without any other requirements. However, in the future, other dye manufacturers may change their policy and sell dye directly. This will present the Company with a challenge to its pricing structure. However, because of the Company's low overhead, it is believed that such a challenge can be met successfully.

     The Company has also invested resources in improved processes for the manufacture of dyes so that the Company can consider itself a low cost producer. The research and development program has been designed to introduce a new family of near infrared dyes that show a marked improvement in thermal and light stability over existing dyes. The Company believes that this new family of dyes will allow it to maintain a strong position as a dye supplier for laser safety and welding optical wear.

Technological Obsolescence

     The chemical and plastics industry is characterized by rapid technological changes. Although the near infrared dyes that form the major portion of the Company's product line have been used in protective eyewear since 1976, the field has proven to be an active one for other applications and the Company must anticipate competition to develop. To remain competitive, the Company has committed itself to make capital investments to maintain its position as a key dye supplier in this field. There can be no assurance that the Company's dye technology will not be rendered less competitive, or obsolete, by the development by others of new methods to achieve laser safety and other forms of eye protection. Furthermore, to remain competitive, the Company may be required to make large, ongoing capital investments to develop and produce dyes at competitive prices. There is no assurance that can be given that the funds for such investments will be available to the Company.

Patents and Proprietary Protection

     The Company does not rely upon patents for protection of its dye business. It has, however, anticipated the need for such proprietary protection and has acted by applying for patents on a class of new dyes that it has developed. Although there can be no assurance, management expects the patents to issue by year end 1996. The Company has allowed its patent position on two patents it owns on Expanding Monomers to lapse by not paying the maintenance fees. This will have no material impact on the Company's business since the Company decided previously to cease the development of this technology. The Company intends to continue an intensive patent program on new dyes, especially in those instances where composition of matter claims can be obtained. There can be no assurance that these patents will be of commercial benefit to the Company, or otherwise offer the Company protection from competing products. Although the issuance of a patent entitles the owner to a statutory presumption of validity, the presumption is not conclusive as to validity or the scope of enforceability of the claims therein. The enforceability and validity of a patent can be challenged by litigation after its issuance and, if the outcome of litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. Moreover, the cost of defending these patents against infringement could require substantial expenditures which the Company may decide it is unable to afford. In addition, persons or entities may have filed patent applications and may have been issued patents on inventions or otherwise possess proprietary rights to technologies potentially useful to the Company. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

Marketing and Sales

     The marketing of the Company's dye products is primarily the responsibility of Mr. Chester Swasey, an executive officer of the Company. The marketing of specialty products which primarily include flavors and fragrances, polymer additives and process aids is handled primarily by Mr. James Ivchenko, President of the Company, and Dr. Murray Cohen, Chairman of the Board and Chief Executive Officer of the Company. These specialty products are marketed to companies who need low volume amounts of unique chemicals usually used in small amounts in complex chemical formulations.

     The Company has entered into a marketing agreement with the Exxene Corporation whereby it will sell hard coatings containing the Company's dyes. This agreement requires Exxene to purchase target amounts of dye in a specific time period in order for the agreement to stay active. (See "Dyes for Hard Coatings" in Part I, Item 1 above.)

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During fiscal 1996, approximately 71% of sales were to three customers, one of which totaled 46%. Two of these customers comprised 49% of accounts receivable at February 29, 1996.

Employees

     The Company presently employees approximately 9 persons, all on a full time basis of which approximately five are employed in manufacturing and production, two in research and development, one in sales and marketing and one in administration and supervision. The Company's employees are not represented by labor unions.

Item 2.   Description of Property.

     The Company presently leases approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. Prior to October 1996, the Company occupied approximately 17,000 square feet of such space. For the fiscal year ended February 29, 1996, the Company paid approximately $90,000 in rent, real estate taxes and insurance. During fiscal 1996, Management decided to explore the possibility of purchasing said property from its then owner, a non-affiliated entity which purchase would include such additional space of approximately 2,500 square feet. In order to finance the purchase, the Company was advised by its proposed lender that the members of the Company's Board of Directors would be required to guarantee the repayment of any financing. At a meeting of the Board of Directors held in June 1996, only Murray S. Cohen and James Ivchenko, each an officer and director of the Company, agreed to participate in any such arrangement. It was agreed that Dr. Cohen and Mr. Ivchenko, or an entity to be formed by them, would purchase the property and lease the property to the Company under a long term arrangement. As a result, Dr. Cohen and Mr. Ivchenko entered into an agreement to purchase the property for the sum of $450,000, which agreement was prior to closing assigned to Epolin Holding

Corp. ("Epolin Holding"), a company formed by Dr. Cohen and Mr. Ivchenko to acquire the property. Such purchase was completed in October 1996. Simultaneously with the closing, the Company entered into substantially similar leasing arrangements with Epolin Holding as then existed with the former owner of the property. Such new lease expires in October 2001 (with three 5 year options) with annual rent of $97,740 subject to annual adjustments based on increases in the Consumer Price Index. Such rent includes real estate taxes and insurance expenses.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                              PART II

Item 5.   Market for Common Equity
          and Related Stockholder Matters.

     (a)  Market Information.

     The Company's Common Stock is presently being traded in the over-the-counter market under the symbol "EPLN" and is listed on the OTC Bulletin Board. The following chart sets forth the range of the high and low bid quotations for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Period                                            Bid Prices
Fiscal year ended February 28, 1995:              High      Low

March 1, 1994 to May 31, 1994                     $.01      $.005
June 1, 1994 to Aug. 31, 1994                     $.01      $.006
Sept. 1, 1994 to Nov. 30, 1994                    $.06      $.02
Dec. 1, 1994 to Feb. 28, 1995                     $.06      $.05

Fiscal year ended February 29, 1996:              High      Low

March 1, 1995 to May 31, 1995                     $.04      $.04
June 1, 1995 to Aug. 31, 1995                     $.0625    $.03
Sept. 1, 1995 to Nov. 30, 1995                    $.03      $.02
Dec. 1, 1995 to Feb. 29, 1996                     $.03      $.02

     (b)  Holders.

     As of August 2, 1996 there were approximately 400 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.


Item 6.   Management's Discussion and Analysis
          or Plan of Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's Consolidated Financial Statements and the related notes thereto. The financial statements for the year ended February 29, 1996 have been audited. The financial statements for the years ended February 28, 1995 and 1994 are unaudited.

Overview

     Epolin, Inc. was incorporated in May 1984 in the State of New Jersey to develop, manufacture and market a class of monomer and polymer formulations with applications in the composition and manufacture of a new type of highly protective and durable materials. Epolin, Inc.'s activities during its development stage from May 8, 1984 (inception) through February 28, 1990 had been substantially devoted to developing its principal products. Active operations in the monomer and polymer technologies have ceased.

     Epolin, Inc.'s wholly-owned subsidiary, Accort Labs, Inc. (acquired in April 1989), is engaged in the manufacture and sales of specialty chemical products that serve as intermediates and additives used in the dye, adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to customers located primarily in the eastern part of the United States.

     Both Epolin, Inc. and Accort Labs, Inc. are hereinafter together referred to as "the Company".

Results of Operations

     Fiscal 1996 Compared to Fiscal 1995

     During the year ended February 29, 1996, the Company reported sales of approximately $1,384,000 as compared to sales of approximately $889,000 during the year ended February 28, 1995, an increase of approximately $495,000 or 55%. This increase in sales was primarily attributable to increased sales of the Company's near infrared absorbing dyes.

     Operating income for fiscal 1996 increased to approximately $338,000 as compared to an operating loss of approximately $(1,800) for fiscal 1995, an increase of approximately $339,800. This change resulted primarily from increases in sales in 1996. Cost of sales in fiscal 1996 was approximately $614,000 compared to cost of sales in fiscal 1995 of approximately $536,000. In fiscal 1996, the Company's selling, general and administrative expenses were approximately $433,000 as compared to selling, general and administrative expenses of approximately $355,000 for the fiscal year ended February 28, 1995. This change resulted primarily from an increase in expenses related to the Company's increased sales, plus increases in salaries and benefits.

     During the fiscal year ended February 29, 1996, the Company realized approximately $7,500 in interest income as compared to approximately $3,500 in interest income from the prior year. This increase resulted from increases in available cash in fiscal 1996 resulting from significant increases in sales.

     During the year ended February 29, 1996, the Company reported net income of approximately $626,000 or $.05 per share as compared to net income of approximately $11,000 for the fiscal year ended February 28, 1995. This increase in net income primarily reflects the effect of the Company's dramatic increase in sales during fiscal 1996 and a deferred tax benefit of $284,000.

     Fiscal 1995 Compared to Fiscal 1994

     During the year ended February 28, 1995, the Company reported sales of approximately $889,000 as compared to sales of approximately $728,000 during the prior year, an increase of approximately $161,000 or 22%. This increase in sales was primarily attributable to increased sales of the Company's near infrared absorbing dyes.

     For fiscal 1995, the Company has an operating loss of approximately $(1,800) as compared to operating income of approximately $98,000 for fiscal 1994, a decrease of approximately $99,800. This change resulted primarily from an increase in cost of sales from approximately $442,000 in fiscal 1994 to approximately $536,000 in fiscal 1995, and an increase in selling, general and administrative expenses in fiscal 1995 of approximately $355,000 from approximately $189,000 in fiscal 1994.

     During the year ended February 28, 1995, the Company realized approximately $3,500 in interest income as compared to $1,000 in interest income from the prior year. This increase resulted primarily from an increase in available cash in 1995 compared to 1994.

     The Company had net income of approximately $11,000 for fiscal 1995 as compared to net income of $150,000 for fiscal 1994, a decrease in earnings of approximately $139,000. The primary causes for this change in earnings were the increases in cost of sales experienced during 1995 and increases in selling, general and administrative expenses.

Liquidity and Capital Resources

     On February 29, 1996, the Company had working capital of approximately $650,000, an equity to debt ratio of 11.6 to 1, and stockholder's equity of approximately $1,151,000. On February 29, 1996, the Company had approximately $232,000 in cash and cash equivalents. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Item 7.   Financial Statements.

     See the Consolidated Financial Statements annexed to this report.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

                              Present                Has Served
                              Position               As Director
Name                     Age  and Offices            Since

Murray S. Cohen          71   Chairman of the          1984
                              Board,
                              Chief Executive
                              Officer and Director

James Ivchenko           56   President                1993
                              and Director

Chester C. Swasey        53   Vice President of        1994
                              Sales and Marketing,
                              Secretary and
                              Director

Claire Bluestein         70   Director                 1984

Morris Dunkel            67   Director                 1984

Abdelhamid A.H. Ramadan  56   Director                 1994

     None of the directors and officers is related to any other director or officer of the Company.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     MURRAY S. COHEN has served as Director, Chief Executive Officer and Chairman of the Board of the Company since June 1984. From June 1984 to August 1994, Dr. Cohen was also President. Since May 1983, Dr. Cohen has been an officer of Accort Labs, Inc., a wholly-owned subsidiary of the Company. From January 1978 through May 1983, Dr. Cohen was the Director of Research and Development for Apollo Technologies Inc., a company engaged in the development of pollution control procedures and devices. Dr. Cohen was employed as a Vice President and Technical Director of Borg-Warner Chemicals from 1973 through January 1978, where his responsibilities included the organization, project selection and project director of a 76 person technical staff which developed materials for a variety of plastic products. He received a Bachelor of Science Degree from the University of Missouri in 1949 and a Ph.D. in Organic Chemistry from the same institution in 1953.

     JAMES IVCHENKO has served as Director of the Company since September 1993, President since August 1994, and from February 1992 to August 1994, he was Technical Director and Vice President of Operations. Prior thereto, Mr. Ivchenko was employed by Ungerer & Co. as Plant Manager for the Totowa, New Jersey and Bethlehem, Pennsylvania facilities from May 1988 to May 1991. Mr. Ivchenko has over 30 years of experience in the flavor,
fragrance and pharmaceutical intermediate industry.   He received his
Bachelor of Arts Degree, Masters of Science and Masters of Business Administrations from Fairleigh Dickinson University in New Jersey.

     CHESTER C. SWASEY has served as Director of the Company since 1994 and Vice President of Sales and Marketing since August 1994. From 1992 to 1994, Mr. Swasey was employed as a Director of Marketing at Fairmount Chemical Company. From 1989 to 1992, he was employed as Manager of New Business Development at Union Carbide Corporation. Mr. Swasey has received several United States patents and has published a variety of technical papers related to the performance of plastics additives. Mr. Swasey received a Bachelor of Science degree in Chemistry from the City College of New York in 1965, and a Master of Business Administration degree from Fairleigh Dickinson University in 1973.

     CLAIRE BLUESTEIN has served as Director of the Company since June 1984. Since 1976, Dr. Bluestein has been president and sole shareholder of Captan Associates, Inc., a company engaged in the development of materials for commercial applications of radiation curing technology. Dr. Bluestein has been issued several patents by the United States Department of Commerce, Trademark and Patent Offices and has published a variety of chemistry related articles. Dr. Bluestein received her Bachelor of Arts Degree from the University of Pennsylvania in 1947. In 1948 she received a Master of Science Degree and in 1950 a Ph.D. in Organic Chemistry from the University of Illinois.

     MORRIS DUNKEL has served as Director of the Company since June 1984. From 1976 through 1983, Dr. Dunkel was employed by Tenneco Chemicals, Inc., a firm engaged in chemical production activities, in the capacities of manager and director of Tenneco's organic chemicals research and development division. Dr. Dunkel has been issued several United States patents and has published numerous articles relating to chemical processes. He received a Bachelor of Science Degree in 1950 from Long Island University. Dr. Dunkel received a Master of Science Degree from Brooklyn College in 1954 and Ph.D. in Organic Chemistry from the University of Arkansas in 1956.

     ABDELHAMID A.H. RAMADAN has been a Director of the Company since July 1994, and has served as Manager for Research, Process Development and Quality Assurance of the Company since November 1993. From March 1992 through October 1993, he served as production manager at Celgene Corp., and from 1989 through February 1992, he served as Senior Chemist and Chemical Hygiene Officer of the Company. From 1982 through 1988, Mr. Ramadan served as Production Department Head at Tenneco Chemicals. Mr. Ramadan received a Bachelor of Science Degree in Chemistry in 1963 from Ain Shams University - Cairo - Egypt.

Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 29, 1996, 1995 and 1994, of those persons who were, at February 29, 1996 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                                    Summary Compensation Table

                              Annual                        Long-Term
                              Compensation                  Compensation
                                                        Restricted   Shares
Name and Principal      Fiscal                          Stock        Underlying
Position                Year        Salary      Bonus   Awards       Options
Murray S. Cohen(1)      1996        $48,750     $7,000  1,000,000(2) 75,000
Chairman of the         1995        $56,619     $7,500  0            0
Board and Chief         1994        $78,750     $3,500  0            0
Executive Officer

James Ivchenko(3)       1996        $79,166(4)  $7,000  0            75,000
President               1995        $69,167     $5,833  0            0
                        1994        $53,750     $5,000  100,000      0

Chester C. Swasey(5)    1996        $57,243     $4,000  0            75,000
Vice President of       1995        $21,801     $2,404  100,000      0
Sales and Marketing


(1)  Dr. Cohen was also President from June 1984 to August 1994.

(2) Represents shares issued to Dr. Cohen during fiscal 1996 inlieu of $40,000 of accrued salary.

(3) Mr. Ivchenko has been President since August 1994. Prior thereto, he was Technical Director and Vice President of Operations.

(4) Does not include $19,645 being deferred pursuant to an Deferred Compensation Agreement entered into in December 1995 with Mr. Ivchenko.

(5)  Mr. Swasey has been employed by the Company since August 1994.

Stock Options Granted in Fiscal 1996

     The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to each of the named executive officers of the Company. No other stock appreciation rights were granted to any of the named executive officers during fiscal 1996. In the table below, the amounts shown as "potential realizable value" are based upon the average of the closing bid and asked prices of the Company's Common Stock on the date of grant and on arbitrarily assumed annualized rates of Common Stock price appreciations of five percent and ten percent over the full term of the options, as required by Securities and Exchange Commission regulations. Actual gains, if any, are dependent upon the actual performance of the Common Stock as well as the continued employment of such persons.

                                % of Total
                                Options
                                Granted to   Exercise or
                   Options      Employees in Base Price
Name               Granted      Fiscal 1996  (per share)
Murray S. Cohen    75,000       15.3%        $.04
James Ivchenko     75,000       15.3%        $.04
Chester C. Swasey  75,000       15.3%        $.04

                                   Potential
                                   Realizable Value
                                   at Assumed
                                   Annual Rates
                                   of Stock Price
                                   Appreciation
                    Expiration     For Option Term
Name                Date           5%         10%
Murray S. Cohen     12/1/2005      $5,625     $7,500
James Ivchenko      12/1/2005      $5,625     $7,500
Chester C. Swasey   12/1/2005      $5,625     $7,500


Stock Options Exercised in Fiscal 1996;
Fiscal Year-End Values

     During the fiscal year ended February 29, 1996, none of the named executive officers exercised any stock options.

     The following table indicates the total number of exercisable and unexercisable stock options held by each named executive officer on February 29, 1996, the last day of fiscal 1996, and the value of "in the money" options held by each named executive officer on such date.

                    Number of Unexercised
                    Options Held at
                    February 29, 1996

Name                Exercisable    Unexercisable

Murray S. Cohen          0         75,000
James Ivchenko           0         75,000
Chester C. Swasey        0         75,000


                    Value of Unexercised
                    In-the-Money Options
                    February 29, 1996(1)
Name                Exercisable    Unexercisable

Murray S. Cohen      0        $3,750
James Ivchenko       0        $3,750
Chester C. Swasey    0        $3,750

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock at February 29, 1996.


Compensation of Directors

     Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Employment Contracts

     In December 1995, the Company entered into a Deferred Compensation Agreement with James Ivchenko, President of the Company, pursuant to which annual compensation of $19,645 plus interest will be deferred until Mr. Ivchenko reaches the age of 65 or his employment is terminated. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the executive reaching the age of 65 or termination of his employment. Such obligation is being funded with a life insurance policy owned by the Company.

Employee Stock Option Plan

     The Company previously adopted an Employee Stock Option Plan (the "Plan") . As of April 1996, options may no longer be granted under the Plan. Under the terms of the Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the Plan. Such options expire on December 1, 2005. None of such options have been exercised.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as August 2, 1996, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                              Amount and Nature of     Percent
Name                          Beneficial Ownership     of Class
Murray S. Cohen(1)*              2,800,958(2)           24.0%
James Ivchenko(1)*               1,644,587              14.1%
Chester C. Swasey(1)*              705,822               6.0%
Claire Bluestein*                  945,155               8.1%
Morris Dunkel*                     200,000               1.7%
Abdelhamid R.H. Ramadan(1)*        298,402               2.6%

All Officers and Directors
as a Group (6 persons)           6,594,924               55.4%

* Indicates a Director of the Company. The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

(1) Includes 75,000 which he has the right to acquire within 60 days pursuant to the exercise of stock options.

(2) Includes 1,000,000 shares owned by three grandchildren of Dr. Cohen, which shares are held by Dr. Cohen's daughters as custodian. Dr. Cohen holds a proxy with respect to such shares which proxy expires in 2000. As a result, Dr. Cohen may be deemed to be the beneficial owner of such shares.

Item 12.  Certain Relationships and Related Transactions.

     See Part I, Item 2 for information on the leasing arrangements entered into between Epolin Holding Corp. ("Epolin Holding"), a company owned and controlled by Murray S. Cohen and James Ivchenko, and the Company. As described therein, in October 1996, Epolin Holding purchased the premises then leased by the Company for $450,000 and simultaneously with the closing entered into a lease with the Company, as tenant. The downpayment of $100,000 was obtained from the Company evidenced by a five year promissory note of $75,565 (after charge for three months security deposit under the terms of the lease) payable in monthly principal payments of $1,541 including interest at an annual rate of 8.25%.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1       Registrant's certificate of incorporation as amended
                    (1)
          3.2       Registrant's by-laws(1)
          4.1       Specimen certificate for common stock(1)
          ___________________

          (1) Filed with the Company's Form S-18 Registration Statement SEC File 33-25405-NY.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EPOLIN, INC.
                                   (Registrant)


                                   By:  /s/Murray S. Cohen
                                        Murray S. Cohen,
                                        Chief Executive Officer

                                   Dated November 8, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                    Date


/s/Murray S. Cohen            Chief Executive Officer, 11/08/96
Murray S. Cohen               Chairman of the Board,
                              Director (Principal
                              Executive Officer and
                              Principal Financial
                              Officer)

/s/James Ivchenko             President, Director      11/08/96
James Ivchenko

/s/Chester C. Swasey          Vice President of        11/08/96
Chester C. Swasey             Sales and Marketing,
                              Secretary, Director

/s/Claire Bluestein           Director                 11/08/96
Claire Bluestein

/c/Morris Dunkel              Director                 11/08/96
Morris Dunkel

/s/Abdelhamid A.H.
   Ramadan                    Director                 11/08/96
Abdelhamid A.H. Ramadan

                        EPOLIN, INC. AND SUBSIDIARY

                             FEBRUARY 29, 1996

                        EPOLIN, INC. AND SUBSIDIARY

                             FEBRUARY 29, 1996

                                 CONTENTS




                                                          PAGE
Report of Independent Certified Public Accountants        1
Consolidated Financial Statements:
    Consolidated Balance Sheets                           2 - 3
    Consolidated Statements of Income                     4
    Consolidated Statements of Stockholders' Equity       5
    Consolidated Statements of Cash Flows                 6 - 7
Notes to Consolidated Financial Statements                8 - 16

                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY

 We have audited the accompanying balance sheet of Epolin, Inc. & Subsidiary as of February 29, 1996, and the related statements of income, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. &
Subsidiary as of February 29, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

 The February 28, 1995 financial statements and the February 28, 1994 statements of income, retained earnings, and cash flows were not audited by us and, accordingly, do not express any opinion or other form of assurance on them. As a result, these financial statements are not in conformity with Regulation S-B, Item 310(a) of the Securities and Exchange Commission.


                                               /s/I. Weismann Associates
                                               CERTIFIED PUBLIC ACCOUNTANTS


September  4, 1996, except for Note 12,
as to which the date is October 9, 1996

                        EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                   February 29,   February 28,
                                   1996           1995
                                                  (unaudited)
Current assets:
  Cash and cash equivalents        $   231,800       57,307
 Accounts receivable (Note 3)          164,266      120,000
 Inventories (Note 4)                  245,426       99,812
 Prepaid expenses                       11,311       14,927
 Deferred taxes (Note 5)                92,820             -

       Total current assets            745,623      292,046

Property, plan and equipment -
 at cost:
  Machinery and equipment              166,306      159,158
  Furniture and fixtures                38,892       31,060
  Leasehold improvements               415,526      415,526

       Total                           620,724      605,744

Less:  Accumulated depreciation
 and amortization                      430,573      371,730

 Net depreciated cost                  190,151      234,014

   Patents (net of accumulated
   amortization
   of $3,551 for 1995)                       -        8,212
   Deferred taxes (Note 5)             294,649       66,474
   Security deposits                    12,635       12,635
  Cash value - life insurance policy
     (Note 11)                           6,569            -

       Total other assets              313,853       87,321

       Total                        $1,249,627      613,381



       The accompanying notes are an integral part of these statements.

                      EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                    February 29,   February 28,
                                    1996           1995
                                                   (unaudited)
Current liabilities:
 Accounts payable                   $   49,160       22,977
 Accrued expenses                       11,426        9,000
 Accrued salaries (Note 6)                   -       89,948
 Taxes payable:
   Payroll                                   -        5,179
   Income                               34,975        1,648

       Total current liabilities        95,561      128,752

Deferred compensation (Note 11)          3,274            -

       Total liabilities                98,835      128,752

Commitments (Notes 2 and 11)

Stockholders' equity:
 Preferred stock, $2.50
  par value;
  940,000 shares authorized;
  none issued                                -            -
 Series A convertible non-
  cumulative
  preferred stock, $15,513
  par value;
  redemption price and
  liquidation preference;
  60,000 shares authorized;
  5,478 shares issued
  and redeemed                               -            -
 Common stock, no par value;
  20,000,000 shares
  authorized;
  11,654,000 shares issued
  (Note 6)                           2,206,984    2,166,984
 Common stock unissued (Note 7)         10,000       10,000

Additional paid-in capital               6,486        6,486
Accumulated deficit                 (1,072,678)  (1,698,841)

                       Total         1,150,792      484,629
Less:  Treasury stock (Note 8)               -            -
Total stockholders' equity           1,150,792      484,629
                       Total        $1,249,627      613,381

       The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED  STATEMENTS OF INCOME

                                                 YEARS ENDED
                                      FEBRUARY 29,     FEBRUARY 28,
                                      1996             1995     1994
                                                   (UNAUDITED) (UNAUDITED)
Sales (Notes 2 and 3)                 $1,384,410   889,079     728,320

Cost and expenses:
 Cost of sales                           613,879   535,772     441,911
 Selling, general and
  administrative expenses
  (Notes 2, 6, 7, 9 & 11)                432,783   355,155     188,832
       Total                           1,046,662   890,927     630,743

Operating income (loss)                  337,748    (1,848)     97,577

Other income (expenses):
 Interest income                           7,518     3,536       1,001
 Loss on disposal of assets               (3,570)        -      (3,668)

Income before taxes                      341,696     1,688      94,910

Income taxes (Note 5)                   (284,467)   (9,634)        415

Net income before cumulative
effect of accounting change              626,163    11,322      94,495

Cumulative effect of accounting
  change (Note 2)                              -         -      55,505

Net income                            $   626,163   11,322     150,000

Per share data:
 Net  income per common share         $      0.05        -        0.01
 Weighted average number of
  shares of common outstanding         11,444,888  10,611,555  10,503,222

The accompanying notes are an integral part of these statements.

                      EPOLIN, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            (AMOUNTS PRIOR TO MARCH 1, 1995 ARE UNAUDITED)



                                         ADDITIONAL               STOCK-
                             COMMON      PAID-IN-    ACCUMULATED  HOLDERS'
                             STOCK       CAPITAL     DEFICIT      EQUITY
Balance - March 1, 1993      $2,172,984   6,486      (1,860,163)    319,307

Common stock issued for
 incentive compensation             500       -               -         500

Net income - Year ended
February 28, 1994                     -       -         150,000     150,000

Balance -
February 28, 1994             2,173,484   6,486      (1,710,163)    469,807

Common stock issued for
incentive compensation            3,500       -               -       3,500

Net income - Year ended
February 28, 1995                     -       -          11,322      11,322

Balance -
February 28, 1995             2,176,984   6,486      (1,698,841)    484,629

Common stock issued for
 accrued salary
 (Note 6)                        40,000        -              -      40,000

Net income - Year ended
February 29, 1996                     -        -        626,163     626,163

Balance -
February 29, 1996            $2,216,984    6,486     (1,072,678)  1,150,792

       The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             YEARS ENDED
                                  FEBRUARY 29,      FEBRUARY 28,
                                  1996            1995        1994
                                                  (unaudited)    (unaudited)
Cash flows from operating
activities:
 Net income                        $626,163        11,322        150,000
 Adjustments to reconcile
 net profit to net cash
 provided by operating
 activities:
 Depreciation and amortization       70,677        69,053         68,405
    Deferred taxes                 (320,995)      (11,259)       (55,215)
    Loss on disposal of assets        3,570             -          3,668
    Obligation under deferred
    compensation  agreement           3,274             -              -
    Incentive stock compensation          -         3,500            500
    Stock issued in lieu of
    accrued salary (Note 6)          40,000             -              -
 Changes in assets and
 liabilities:
    Accounts receivable             (44,266)      (23,994)       (18,249)
    Inventories                    (145,614)      (42,405)       (47,413)
    Prepaid expenses                  3,616        (3,605)             -
    Accounts payable                 26,183         6,959        (32,505)
    Accrued expenses                  2,426         7,500              -
    Accrued salaries                (89,948)      (31,927)        (3,750)
    Taxes payable:
       Payroll                       (5,179)        1,440          2,457
       Income                        33,328         1,574             50

    Net cash provided (used) by
      operating activities          203,235       (11,842)        67,948

       The accompanying notes are an integral part of these statements.


                          EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                        YEARS ENDED
                                     FEBRUARY 29,       FEBRUARY 28,
                                         1996      1995      1994
                                                   (unaudited)  (unaudited)
Cash flows from investing
activities:
 Patents (net)                          7,588               -            -
 Cash value - life insurance
  policy                               (6,569)              -            -
 Payments for equipment               (29,761)        (10,224)        (800)

    Net cash used by investing
     activities                       (28,742)        (10,224)        (800)

Increase (decrease) in cash           174,493         (22,066)      67,148

CASH AND CASH EQUIVALENTS:

 Beginning                             57,307          79,373       12,225

 Ending                              $231,800          57,307       79,373

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Income taxes paid                   $  1,662              50           50
 Interest paid                       $     28               -            -

       The accompanying notes are an integral part of these statements.

                     EPOLIN, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION WITH RESPECT TO THE YEARS ENDED
                FEBRUARY 28, 1995 AND 1994 IS UNAUDITED)
                           FEBRUARY 29, 1996


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Epolin, Inc. (the "Company") was incorporated on May 8, 1984 pursuant to the laws of the State of New Jersey to develop, manufacture and market a class of monomer and polymer formulations with applications in the composition and manufacture of a new type of highly protective and durable materials. The Company's activities during its development stage from May 8, 1984 (inception) through February 28, 1990 had been substantially devoted to developing its principal products. Active operations in the monomer and polymer technologies have ceased.

The Company's wholly-owned subsidiary, Accort Labs, Inc., is engaged in the manufacture and sale of specialty chemical products that serve as intermediates and additives used in the dye, adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to customers located in the eastern part of the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation. The consolidation is accounted for as a "pooling of interests" under generally accepted accounting principles. Condensed consolidating financial statements for the year ended February 29, 1996 follows:

          CONDENSED CONSOLIDATING BALANCE SHEET

                       EPOLIN        ACCORT    ELIMINATIONS  CONSOLIDATED
Current assets         $   423,995   414,814    (93,177)        745,632
Non-current assets         745,646    15,653   (257,304)        503,995
 Total                 $ 1,169,641   430,467   (350,481)      1,249,627

Total liabilities      $    18,849   173,163    (93,177)         98,835
Stockholders' equity:
  Common stock           2,216,984       100       (100)      2,216,984
  Additional
   paid-in capital           6,486     6,486     (6,486)          6,486
  Accumulated
   earnings
  (deficit)             (1,072,678)  250,718   (250,718)     (1,072,678)
 Total stockholders'
  equity                 1,150,792   257,304   (257,304)      1,150,792

        Total          $ 1,169,641   430,467   (350,481)      1,249,627


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

              CONSOLIDATING STATEMENT OF INCOME

                         Epolin     Accort     Eliminations  Consolidated
Sales                    $      -   1,384,410         -      1,384,410
Other revenue             767,441           -  (767,441)             -
 Total                    767,441   1,384,410  (767,441)     1,384,410

Cost of sales                   -     613,879         -        613,879
Gross profit              767,441     770,531  (767,441)       770,531
Selling, general
 and Administrative       594,726     389,383  (547,756)       436,353
Operating income          172,715     381,148  (219,685)       334,178

Interest income             7,518           -         -          7,518

Income before taxes       180,233     381,148  (219,685)       341,696

Income tax (benefit)     (445,930)    161,463         -       (284,467)

Net income               $626,163    (219,685) (219,685)       626,163

B. INVENTORIES - Consists of raw materials, work in process and finished goods valued at the lower of cost or market under the first-in, first-out method.

C. PROPERTY AND EQUIPMENT - Stated at cost less accumulated depreciation. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

LEASEHOLD IMPROVEMENTS - Stated at cost less accumulated amortization, amortized over the lesser of the term of the related lease or the estimated useful lives of the assets.

Depreciation and amortization expense totaled $70,053, $68,429 and $67,781 for the years 1996, 1995 and 1994, respectively.

D. PATENTS - Costs amortized on the straight-line method over a period of seventeen years. Patents of no value costing $11,763 along with accumulated amortization totaling $4,175 were allowed to lapse and were written off during the year ending February 29, 1996. The unamortized cost of $7,588 was included in selling, general and administrative expenses.

E. CHANGE  IN ACCOUNTING PRINCIPLE -  The  Company  adopted  Financial
   Accounting Standards Board No. 109, ACCOUNTING FOR INCOME TAXES, beginning March 1, 1993, whereby deferred tax assets and liabilities are recognized for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The cumulative effect of the charge on years prior to March 1, 1993, increased income for the year ended February 28, 1994 by $55,505.

F. The cost of employee benefits and compensated absences were not accrued for the year ended February 29, 1996 as the amounts were considered immaterial.

NOTE 3 - ECONOMIC DEPENDENCY:

 A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 29, 1996, approximately 71% of sales were to three customers, one of which totaled 46%. Two of these customers comprised 49% of accounts receivable at February 29, 1996 with locations in New Jersey, Pennsylvania, Massachusetts, Florida and Rhode Island.


NOTE 4 - INVENTORIES:

   Raw materials and supplies       $   12,613
   Work in process                      83,966
   Finished goods                      148,847
                                      $245,426

NOTE 5 - INCOME TAXES:

Deferred tax assets at February 29, 1996 represents recognition of net operating loss carryforwards and for differences in using accelerated depreciation methods for book purposes as follows:

                                       1996         1995       1994

Total deferred tax assets              $502,611     600,379    591,217
Less:valuation allowance                115,142     533,905    536,002
                                        387,469      66,474     55,215

   Current portion                       92,820           -          -
Non-current portion                    $294,649      66,474     55,215
Deferred tax assets include
 the following:

Net operating loss carryforwards       $306,794           -      4,228
Temporary differences -
 principally accelerated
 amortization of leasehold
 improvements for book purposes          80,675      66,474     50,987
                                       $387,469      66,474     55,215

A valuation allowance has been provided for that portion of deferred tax assets (net operating loss carryforwards) that are not likely to be realized before they expire in future years.

Income tax expense consists of the following components:

                                      1996           1995       1994
   Current:
            State                     $  36,528        1,625         125

   Deferred:
            Federal                    (318,053)     (12,246)    (12,281)
            State                        (2,942)         987      12,571
                    Total deferred     (320,995)     (11,259)        290

                             Total    ($284,467)      (9,634)        415

Reconciliation of income tax at the statutory rate to the Company's effective rate:

 Computed at the statutory rate       $116,177      1,764   32,439
 State income taxes (net)               24,108      1,072       83
 Decrease in deferred tax asset
  valuation allowance                 (418,763)    (2,097)  (33,705)
 Non-deductible items                   (5,989)   (10,373)    1,598

      Total provision for taxes      ($284,467)    (9,634)      415

For Federal tax purposes, the Company has approximately $902,000 of net operating loss carryforwards as of February 29, 1996, which expire in the years 2005 through 2007. In addition, there are State net operating loss carryforwards of approximately $1,279,000 which expire in the years 1996 through 2003.

NOTE 6 - ACCRUED SALARIES:

Four officers and one former employee previously elected to defer a portion of their salaries to preserve the Company's cash position. Salaries of three officers and the former employee were removed from the books during 1996 and 1995 and credited to income.

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock to the remaining officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was credited to selling, general and administrative expenses.

NOTE 7 - EMPLOYEE BENEFITS:

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, the Company initiated a prototype Simplified Employee Pension Plan (SEP) covering all eligible participating employees as defined. Employer contributions totaled $5,744 for the year ended February 29, 1996.

INCENTIVE COMPENSATION PLAN - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock.

Shares issued are determined at fifty percent of the closing bid price and vested and delivered over a three year period.

At February 29, 1996, 20,000 vested shares of common stock covering a previously awarded bonus have not been issued to an employee.

EMPLOYEE STOCK OPTION PLAN - The Company previously adopted an Employee Stock Option Plan ("Plan"). As of April 1996, options may no longer be granted under the Plan. Under the terms of the Plan, options granted thereunder could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify.

Outstanding Options:

Shares allocated                             490,000

Option price                                 $  0.04

Balance outstanding February 28, 1994              -

Balance outstanding February 28, 1995              -

        Granted                              490,000
        Expired                                    -
        Exercised                                  -

Balance outstanding February 29, 1996        490,000

All outstanding options are exercisable currently.

NOTE 8 - TREASURY STOCK:

Represents 42,445 shares returned to Company when shares were deemed to have no market value.

NOTE 9 - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses are costs of $152,700, $126,300, and $101,300 for the years 1996, 1995 and 1994, respectively.

NOTE 10 - ACQUISITION:

On April 5, 1989, the Company acquired Accort Labs, Inc. in a business combination accounted for as a pooling of interests which became a wholly-owned subsidiary through the exchange of 896,424 shares of common stock for all of its outstanding stock.

NOTE 11 - COMMITMENTS:

LEASE - Five year term commencing June 1, 1989. Renewed for three years effective June 1, 1994 through May 31, 1997 with minimum annual rentals of $64,709 and with cost of living adjustments for the second and third years and additional cost responsibilities, including real estate taxes and insurance.

Minimum annual rentals for the renewal term:

   YEARS ENDED FEBRUARY 28,                   AMOUNTS
        1997                                  $64,709
        1998                                   16,177

Rental expense charged to operations amounted to $90,437, $86,867 and $92,428 for the years 1996, 1995 and 1994, respectively.

DEFERRED COMPENSATION - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whereby annual compensation of $19,645 plus interest would be deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded with a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the executive's 65th birthday or termination.

LICENSING AGREEMENT - The Company entered into a licensing agreement in November 1985 (amended 1988) with one of its stockholders (now deceased) for the exclusive right to manufacture, produce, market, use and sell products and materials under U.S. Patent 4,387,215 related to the Company's now abandoned expanding monomer technology.

Included in its terms was the Company's commitment for payment of annual fixed royalties of $50,000 and royalty payments as a percentage of gross sales.

Payment due November 30, 1989 was paid over the twelve month period ending May 1990, with subsequent payments postponed until such time as demand for Expanding Monomer technology commenced. The Company abandoned this technology and has since reversed to income all accruals made in prior years that related to unpaid FIXED royalty payments.

Under the terms of the agreement, the licensor's only remedy against the Company for non-payment of any prior fixed royalty payment is cancellation of the license agreement. To date, no notification regarding the termination or cancellation of the licensing agreement has been received from the licensor's estate.

NOTE 12 - SUBSEQUENT EVENT:

On October 17, 1996, the premises leased from 350 South Street Partnership was purchased for $450,000 by Epolin Holding Corp., a New Jersey Corporation, controlled by Dr. Murray S. Cohen and Mr. James
A. Ivchenko, officers/stockholders of Epolin, Inc. This transaction was approved by the Board of Directors in June 1996 based upon the terms of a $350,000 mortgage obtained from the Broad National Bank wherein personal guarantees of Dr. Murray S. Cohen and Mr. James A. Ivchenko were mandatory. Other officers/stockholders declined to participate in this transaction.

The down payment of $100,000 was obtained from Epolin, Inc., evidenced by a five (5) year promissory note of $75,565 (after charge for three (3) months security deposit under the terms of a five (5) year lease) payable in monthly principal payments of $1,541 including interest at an annual rate of 8.25%.

The lease, entered into on the same day as the purchase of the property, is for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment from the start of the second year. Rent includes reimbursed real estate taxes and insurance expenses under terms of the lease.

In view of the purchase of the building as noted herein, the future rent liability as stated in Note 11 is superseded, and amounts to $30,530 for the period March 1, 1996 through October 17, 1996.

The revised minimum annual rentals under the new lease as stated above are as follows:

      YEARS ENDED
      FEBRUARY 28,        AMOUNTS

         1997             $32,580
         1998              97,740
         1999              97,740
         2000              97,740
         2001              97,740
         2002              65,160