Form 10KSB
period 1997-02-28
EPOLIN INC /NJ/
filed 1997-06-16
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended FEBRUARY 28, 1997

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

                             Yes         No   X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,414,226.

As of May 23, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (5,301,631 shares) was approximately $503,650. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 23, 1997 was 11,611,555.

                  Documents Incorporated by Reference:  None

                              PART I

Item 1.   Description of Business.

Introduction

     Epolin Inc. ("Epolin") is a manufacturing and research and development company which was incorporated in the State of New Jersey on May 8, 1984. Epolin, together with its wholly owned subsidiary Accort Labs, Inc. ("Accort"), is engaged in commercial production and sale of specialty chemicals, especially certain dyes which management believes are useful materials because they have the capability to absorb near infrared radiation. Both Epolin and Accort are hereinafter collectively referred
to as the "Company" or the "Registrant".   The Board of Directors of Epolin
has authorized the merger of Accort into Epolin which will be completed in fiscal 1998 but will be deemed to have occurred as of the beginning of fiscal 1998. The Company's principal offices are located at 358-364 Adams Street, Newark, NJ 07105 and its telephone number is (201) 465-9495.

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

     The Company's prior emphasis on the expanding monomer technology has been significantly modified. The expanding monomers failed to reach any significant level of sales and sales growth because the price of UV coatings, a major application for the technology, had fallen dramatically and the market could not sustain the higher pricing for the Company's product. All research and development on expanding monomer applications was therefore curtailed and the Company became fully committed to specialty chemical manufacture especially to near infrared dye development, manufacture and sales. This part of the product line has proven to be a successful one to pursue in that the sales of these dyes have averaged at a growth rate of approximately 32% a year for the last five years. No assurance can be given that such trend will continue. The Company believes that its future lies with dye technology and is formulating long range plans to exploit new applications for both the near infrared dyes as well as other dyes. Paralleling the growth of the dye business, the Company has maintained a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. A discussion of this market is described in the first subsection that follows. Thereafter the current market for dyes are described as well as the newer applications which will be the basis for new markets for dyes.

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

Specialty Chemical Products

     Although the Company is heavily engaged in the manufacture and sale of dyes, specialty chemical manufacture continues to constitute approximately 22% of its sales. It is currently working on the preparation and sale of a variety of specialty chemical products on behalf of companies that sell into the adhesives, plastics, aerospace, pharmaceutical and flavors and fragrance industries. The Company's products primarily serve as intermediates, additives and processing aids for complex chemical formulations. The Company markets its products to other companies who are in need of low level quantities of unique chemicals which provide specialized functions and are necessary elements in complex chemical mixtures manufactured by the Company's respective customers. These products are produced on a low volume basis in chemical production equipment ranging from 50 liter size flasks to two hundred gallon reactors. The Company sustains this business because its customers find it economically inefficient to manufacture such low volume specialty chemicals for their own use. Raw materials utilized in connection with the preparation of specialty chemical products are either available from chemical suppliers or created by the Company in its own facilities.

     This segment of the Company's business is manufactured on an individual basis to meet each customers respective needs. Presently, the Company provides products used as components in plastics, adhesives and coatings, flavors and odorant mixtures, pharmaceutical and medical products and aerospace materials.

     Although the specialty chemical business currently commands approximately 22% of total sales, the Company does not expect this segment of its business to grow. It has, instead, made a strong research and development commitment to the growth of the specialty dye business. This market is described in segments in the following subsections.

Dyes for Laser Protection

     The Company has sold near infrared dyes since 1990 to customers who manufacture and sell eyewear to protect personnel from the harmful effects of laser light. In the first stages of the Company's marketing efforts, the Company sold dyes that had a special capability to absorb the emissions of the neodynium-YAG laser. This laser was and is used by the military for range finders carried by tanks. Following the Company's success in selling dyes for military usage, new markets were developed selling to manufacturers of safety eyewear for personnel who worked with lasers or were exposed to very strong sources of infrared radiation.

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

Dyes for Sun Protection

     There have been various reports that near infrared radiation causes slow but long term damage to the eye leading to premature cataracts. Certain customers incorporate the Company's dyes into premium sunglasses to sell at premium pricing. An additional value in sunglasses containing near infrared dyes is that there is a noticeable heat reduction on the eye which allows long term use in the sun. Management believes that this reduces problems associated with discomfort due to perspiration around the eye.

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

Dyes for Heat Shields

     It has been shown in experimental and theoretical studies that a window containing near infrared dyes is capable of reducing the internal heat load of a structure by 40 to 50 percent. This type of application of infrared dyes is reported in use for sun roofs of automobiles in Japan. The specific advantage offered by near infrared dyes is heat reduction coupled with good visible transparency. This allows high visibility while, at the same time, effectively blocking the frequencies responsible for transporting heat. Management believes near infrared dyes can be effectively used in a wide variety of applications as heat shields. The Company has set its sights on this potential market by initiating research and development studies leading to dyes or dye combinations that can meet the tight requirements demanded by this market. Of particular concern to the Company is the need for long term performance which, at a minimum, requires a working lifetime of seven years exposure to direct sunlight. By developing dyes of greatly improved thermal and ultraviolet stability, the Company believes it can meet the long term exposure requirements for heat shields. The Company further believes that of particular importance is the ability of these new dyes to be used in the manufacture of extruded engineering plastic products. Known near infrared dyes do not possess the thermal stability to survive processing of large extruded structures. The Company believes that it can demonstrate that these new dyes offer a degree of freedom in plastics processing and that this can represent an important developing market. No assurance can be given, however, that the foregoing can be demonstrated, or if demonstrated, that the Company will be able to successfully develop this market.

Dyes for Security Inks

     Certain of the near infrared dyes absorb very little of the visible spectrum. These can be used at low concentration in inks and paints and not be visually detected. However, when viewed by reflection of an infrared laser or lamp, the presence of dye is easily seen as a black marking. Mechanical "readers" can be used to detect the presence of dyes by responding with a simple "go, no-go" signal. Management believes that the industrial security and currency marking is potentially a large volume application for these dyes. No assurance can be given that the Company will be able to successfully develop this market.

Dyes for Hard Coatings

     There are a number of transparent plastics that are difficult to process with near infrared dyes because they are formed at temperatures that exceed the dye's thermal stability. As a result, some of the dye is destroyed in the process. For example, a number of lens manufacturers cannot extrude or injection mold polycarbonate pellets with these dyes. However, they still want to incorporate the dyes in their lenses. Since all polycarbonate lenses and panels have a very soft surface, they must be protected from abrasion by using a hard coat on the surface. The Company believes that a successful way to incorporate the dye would be to place it in the hard coating. Another, larger scale application, is to use the dye in a coating on shatterproof windows to act as a heat shield. In this application the structure to be molded is too large for incorporating most near infrared dyes because such large structures have to be heated to too high a temperature and remain at too high a temperature for the dye to
survive.   Management believes coatings, in the form of a hard coat, is a practical solution for the use of near infrared dyes. The Company has formed a cooperative partnership with the Exxene Corporation, a leader in the hard coating field, and both companies plan to pursue this market vigorously. No assurance can be given that the Company, together with the Exxene Corporation, will be able to successfully develop this market.

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

Research and Development

     The Company has made a commitment of resources to research and development for new dyes and for improvement of the Company's capability to provide technical services to its dye customers. In this regard, the Company has undertaken a dye synthesis effort to develop and produce dyes with greatly improved thermal stability. These dyes are now a part of the Company's product line and sales have started to grow. There are also plans to make available to the Company the plastic processing equipment similar to that used by the Company's customers to extrude and injection mold plastic-dye formulations. Management expects that this will allow the Company to better understand its customer's problems and to design solutions.

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

     The Company has also invested resources in improved processes for the manufacture of dyes so that the Company can consider itself a low cost producer. The research and development program has introduced a new family of near infrared dyes that show a marked improvement in thermal and light stability over existing dyes. The Company believes that this new family of dyes will allow it to maintain a strong position as a dye supplier for laser safety and welding optical wear.

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

Patents and Proprietary Protection

     The Company does not rely upon patents for protection of its dye business. It has, however, anticipated the need for such proprietary protection and has acted by applying for patents on a class of new dyes that it has developed. Although there can be no assurance, management recently completed negotiations with the U.S. Patent Office (the "Patent Office") and is awaiting issuance of a new patent. Other patent disclosures have been submitted and the Company intends to prepare appropriate applications to be submitted in fiscal 1998 to the Patent Office. No assurance can be given that patents with regard to any of the foregoing will be issued. The Company has allowed its patent position on two patents it owns on Expanding Monomers to lapse by not paying the maintenance fees. This will have no material impact on the Company's business since the Company decided previously to cease the development of this technology. The Company intends to continue an intensive patent program on new dyes, especially in those instances where composition of matter claims can be obtained. There can be no assurance that these patents will be of commercial benefit to the Company, or otherwise offer the Company protection from competing products. Although the issuance of a patent entitles the owner to a statutory presumption of validity, the presumption is not conclusive as to validity or the scope of enforceability of the claims therein. The enforceability and validity of a patent can be challenged by litigation after its issuance and, if the outcome of litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. Moreover, the cost of defending these patents against infringement could require substantial expenditures which the Company may decide it is unable to afford. In addition, persons or entities may have filed patent applications and may have been issued patents on inventions or otherwise possess proprietary rights to technologies potentially useful to the Company. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

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

     A material portion of the Company's business is dependent on certain customers, the loss of which could have a material effect on operations. During fiscal 1997, approximately 66.5% of sales were to five customers, one of which totaled 18.9%. Two of these customers comprised 48.8% of accounts receivable at February 28, 1997.

Employees

     The Company presently employees approximately eight persons, all on a full time basis of which approximately four are employed in manufacturing and production, two in research and development, one in sales and marketing and one in administration and supervision. The Company's employees are not represented by labor unions.

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

Item 3.   Legal Proceedings.

     In May 1997, an action was commenced by Passaic Valley Sewerage Commissioners ("PVSC") against the Company in the Superior Court of New Jersey, Essex County. PVSC is a body politic and corporate organized pursuant to the laws of the State of New Jersey for the purpose of collecting and treating wastewater generated in a four-county area along the Passaic Valley river basin. In such action, PVSC alleges that the Company failed to submit certain required forms and reports and a certain completed permit application on time and that the Company has also failed to install certain monitoring equipment. This suit requests that the Company be enjoined from further violations, that the Company be declared a "significant noncomplier" and that the Company be assessed civil penalties. The Company has not filed an Answer to the Complaint but is presently in discussions with PVSC which concern among other things management's assertion that such monitoring equipment has in fact been installed. Although management is unable to predict the outcome of this lawsuit, the Company believes based on preliminary discussions that this matter will be amicably resolved with PVSC and that any such resolution will not have a material adverse effect on the business, financial condition of the Company or its operational capabilities.

     Other than the foregoing, there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

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


Period                                            Bid Prices

Fiscal year ended February 29, 1996:         High      Low

March 1, 1995 to May 31, 1995                $.04      $.04
June 1, 1995 to Aug. 31, 1995                $.0625    $.03
Sept. 1, 1995 to Nov. 30, 1995               $.03      $.02
Dec. 1, 1995 to Feb. 28, 1996                $.03      $.02

Fiscal year ended February 28, 1997:         High      Low

March 1, 1996 to May 31, 1996                $.03      $.02
June 1, 1996 to Aug. 31, 1996                $.10      $.03
Sept. 1, 1996 to Nov. 30, 1996               $.15      $.03125
Dec. 1, 1996 to Feb. 29, 1997                $.15      $.0625

     (b)  Holders.

     As of May 23, 1997 there were approximately 350 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has never declared any cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis
          or Plan of Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's Consolidated Financial Statements and the related notes thereto. The financial statements for the years ended February 28, 1997 and February 29, 1996 have been audited. The financial statements for the year ended February 28, 1995 (included in the Company's Annual Report on Form 10-KSB for the year ended February 29,
1996) are unaudited.

Overview

     Epolin, Inc. ("Epolin") is a manufacturing and research and development company which was incorporated in the State of New Jersey in
May 1984.   The Company is principally  engaged in the development,
production and sale of near infrared dyes to the optical industry for laser protection and for welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to a group of customers primarily in the United States, Europe, Australia and the Far East.

Results of Operations

     Fiscal 1997 Compared to Fiscal 1996

     During the year ended February 28, 1997, the Company reported sales of approximately $1,414,000 as compared to sales of approximately $1,384,000 during the year ended February 29, 1996, an increase of approximately $30,000 or 2%. This increase in sales was primarily attributable to a small increase in sales of the Company's near infrared absorbing dyes.

     Operating income for fiscal 1997 decreased to approximately $297,000 as compared to operating income of approximately $338,000 for fiscal 1996, a decrease of approximately $41,000. This change resulted primarily from increases in selling, general and administrative expenses, partially offset by a decrease in cost of sales. Cost of sales in fiscal 1997 was approximately $501,000 compared to cost of sales in fiscal 1996 of approximately $614,000. In fiscal 1997, the Company's selling, general and administrative expenses were approximately $616,000 as compared to selling, general and administrative expenses of approximately $433,000 for the fiscal year ended February 29, 1996. This change resulted primarily from increases in salaries, benefits and commissions, and legal and accounting fees.

     During the fiscal year ended February 28, 1997, the Company realized approximately $13,000 in interest income as compared to approximately $7,500 in interest income for the prior year. This increase resulted from increases in available cash in fiscal 1997.

     During the fiscal year ended February 28, 1997, the Company reported income before taxes of approximately $332,000 as compared to income before taxes of approximately $342,000 for the fiscal year ended February 29, 1996. Net income after taxes was approximately $210,000 or $.02 per share for fiscal 1997 as compared to net income after taxes of approximately $626,000 or $.05 per share for fiscal 1996. For fiscal 1997, the Company had an income tax expense of approximately $123,000 as compared to an income tax credit (deferred tax benefit) of approximately $284,000 for fiscal 1996.

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

Liquidity and Capital Resources

     On February 28, 1997, the Company had working capital of approximately $908,000, an equity to debt ratio of 16.7 to 1, and stockholder's equity of approximately $1,360,000. On February 28, 1997, the Company had approximately $253,000 in cash and cash equivalents, total assets of approximately $1,440,000 and total liabilities of approximately $81,000. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

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

                             Present Position        Has Served As
Name                Age      and Offices             Director Since
Murray S. Cohen     72       Chairman of the              1984
                             Board, Chief
                             Executive
                             Officer and Director

James Ivchenko      57       President                    1993
                             and Director

Chester C. Swasey   53       Vice President of            1994
                             Sales and Marketing,
                             Secretary and Director

Claire Bluestein    71       Director                    1984

Morris Dunkel       69       Director                    1984

Abdelhamid A.H.
Ramadan             57       Director                    1994

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

Item 10.  Executive Compensation.

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 1997, 1996 and 1995, of those persons who were, at February 28, 1997 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                              Summary Compensation Table

                              Annual
                              Compensation
Name and Principal       Fiscal
Position                 Year      Salary         Bonus
Murray S. Cohen(1)       1997      $88,542        $7,950
Chairman of the          1996      $48,619        $7,500
Board and Chief          1995      $56,619        $7,500
Executive Officer

James Ivchenko(3)        1997      $83,125(4)     $7,950
President                1996      $79,166(4)     $7,000
                         1995      $69,167        $5,833

Chester C. Swasey(5)     1997      $82,596        $4,300
Vice President of        1996      $57,243        $4,000
Sales and Marketing      1995      $21,801        $2,404

                              Summary Compensation Table

                              Long-Term
                              Compensation

                                   Restricted     Shares
Name and Principal       Fiscal    Stock          Underlying
Position                 Year      Awards         Options
Murray S. Cohen(1)       1997      0              0
Chairman of the          1996      1,000,000(2)   75,000
Board and Chief          1995      0              0
Executive Officer

James Ivchenko(3)        1997      0              0
President                1996      0              75,000
                         1995      0              0

Chester C. Swasey(5)     1997      0              0
Vice President of        1996      0              75,000
Sales and Marketing      1995      100,000        0


(1)  Dr. Cohen was also President from June 1984 to August 1994.

(2) Represents shares issued to Dr. Cohen during fiscal 1996 in lieu of $40,000 of accrued salary.

(3) Mr. Ivchenko has been President since August 1994. Prior thereto, he was Technical Director and Vice President of Operations.

(4) Does not include $19,779 and $19,645 for fiscal 1997 and 1996, respectively, being deferred pursuant to an Deferred Compensation Agreement entered into in December 1995 with Mr. Ivchenko.

(5)  Mr. Swasey has been employed by the Company since August 1994.

Stock Options Granted in Fiscal 1997

     No stock options or other stock appreciation rights were granted to any of the named executive officers during fiscal 1997.

Stock Options Exercised in Fiscal 1997;
Fiscal Year-End Values

     During the fiscal year ended February 28, 1997, none of the named executive officers exercised any previously granted stock options.

     The following table indicates the total number of exercisable and unexercisable stock options held by each named executive officer on February 28, 1997, the last day of fiscal 1997, and the value of "in the money" options held by each named executive officer on such date.

                         Number of Unexercised
                         Options Held at
                         February 28, 1997
Name                     Exercisable    Unexercisable

Murray S. Cohen          75,000         0
James Ivchenko           75,000         0
Chester C. Swasey        75,000         0

                         Value of Unexercised
                         In-the-Money Options
                         February 28, 1997(1)
Name                     Exercisable    Unexercisable

Murray S. Cohen          $10,406        0
James Ivchenko           $10,406        0
Chester C. Swasey        $10,406        0


(1) Based on the average of the closing bid and asked prices of the Company's Common Stock at February 28, 1997.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as May 23, 1997, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                              Amount and Nature of     Percent
Name                          Beneficial Ownership     of Class

Murray S. Cohen(1)*           2,790,958(2)             23.9%
James Ivchenko(1)*            1,644,587                14.1%
Chester C. Swasey(1)*           705,822                 6.0%
Claire Bluestein*               945,155                 8.1%
Morris Dunkel*                  200,000                 1.7%
Abdelhamid R.H. Ramadan(1)*     323,402                 2.8%

All Officers and Directors
as a Group (6 persons)        6,609,924                55.5%


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

Item 12.  Certain Relationships and Related Transactions.

     See Part I, Item 2 for information on the leasing arrangements entered into between Epolin Holding Corp. ("Epolin Holding"), a company owned and controlled by Murray S. Cohen and James Ivchenko, and the Company. As described therein, in October 1996, Epolin Holding purchased the premises then leased by the Company for $450,000 and simultaneously with the closing entered into a lease with the Company, as tenant. The downpayment of $100,000 was obtained from the Company evidenced by a five year promissory note of $75,565 (after charge for three months security deposit under the terms of the lease) payable in monthly principal payments of $1,541 including interest at an annual rate of 8.25%. At February 28, 1997, the remaining amount due from Epolin Holding on the loan was $71,504. In addition, at February 28, 1997, there is a related party receivable due from Epolin Holding in the amount of $20,097.

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

                                   Dated: June 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                         Date


/s/Murray S. Cohen       Chief Executive Officer,      06/10/97
Murray S. Cohen          Chairman of the Board,
                         Director (Principal
                         Executive Officer and
                         Principal Financial Officer)

/s/James Ivchenko        President, Director           06/12/97
James Ivchenko

/s/Chester C. Swasey     Vice President of             06/11/97
Chester C. Swasey        Sales and Marketing,
                         Secretary, Director

/s/Claire Bluestein      Director                      06/11/97
Claire Bluestein

/s/Morris Dunkel         Director                      06/12/97
Morris Dunkel

/s/Abdelhamid A.H.
Ramadan                  Director                      06/10/97
Abdelhamid A.H. Ramadan

                        EPOLIN, INC. AND SUBSIDIARY

                             FEBRUARY 28, 1997

                        EPOLIN, INC. AND SUBSIDIARY

                             FEBRUARY 28, 1997

                                 CONTENTS








                                                                 PAGE

Report of Independent Certified Public                            1

Consolidated Financial

    Consolidated Balance                                          2 - 3

    Consolidated Statements of Income                             4

    Consolidated Statements of Stockholders' Equity               5

    Consolidated Statements of Cash Flows                         6 - 7

Notes to Consolidated Financial Statements                        8 - 16

I. WEISMANN ASSOCIATES
Certified Public Accountants

                                              218 Ridgedale Avenue
                                              PO Box 2207
                                              Morristown, NJ 07962-2207

                                              (201) 984-8900


                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY

     We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. & Subsidiary as of February 28, 1997, and February 29, 1996 the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. & Subsidiary as of February 28, 1997, and February 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                            /s/I. Weismann Associates
                            CERTIFIED PUBLIC ACCOUNTANTS

May 6, 1997

                        EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                          FEBRUARY 28,    FEBRUARY 29,
                                             1997            1996
CURRENT ASSETS:
  Cash and cash equivalents               $   252,803         231,800
  Accounts receivable (Note 3)                226,524         164,266
  Inventories (Note 4)                        341,688         245,426
  Related party receivables (Note 12):
  Advances                                      4,056               -
  Loan                                         16,041               -
 Prepaid expenses:
  Income taxes                                 10,145               -
  Other                                        14,764          11,311
  Deferred taxes (Note 5)                     100,555          92,820

        Total current assets                  966,576         745,623

PROPERTY, PLAN AND EQUIPMENT - AT COST:
  Machinery and equipment                     166,306         166,306
  Furniture and fixtures                       44,682          38,892
  Leasehold improvements                      427,743         415,526

        Total                                 638,731         620,724

Less:  Accumulated depreciation
and amortization                              495,595         430,573

  Net depreciated cost                        143,136         190,151

OTHER ASSETS:
  Loan receivable - related party
  (Note 12)                                    71,504               -
  Deferred taxes (Note 5)                     199,494         294,649
  Security deposits                            37,070          12,635
  Cash value - life insurance policy
   (Note 11)                                   23,902           6,569

  Total other assets                          331,970         313,853

    Total                                  $1,441,682       1,249,627

       The accompanying notes are an integral part of these statements.
                                       2


                          EPOLIN, INC. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                       FEBRUARY 28,     FEBRUARY 29,
                                          1997             1996
CURRENT LIABILITIES:
  Accounts payable                     $    18,725           49,160
  Accrued expenses                          33,214           11,426
  Taxes payable:
     Payroll                                 6,347                -
     Income                                      -           34,975

       Total current liabilities            58,286           95,561

DEFERRED COMPENSATION (NOTE 11)             23,053            3,274

        Total liabilities                   81,339           98,835

COMMITMENTS (NOTE 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $2.50 par value;
   940,000  shares authorized;
   none issued                                    -               -
  Series A convertible non-cumulative
   preferred stock, $15,513 par value;
   redemption price and liquidation
   preference; 60,000 shares
   authorized; 5,478 shares issued
   and redeemed                                   -               -
  Common stock, no par value;
   20,000,000 shares authorized;
   11,654,000 shares issued and
   outstanding at 1997 and 1996
   (Note 6)                               2,206,984       2,206,984
  Common stock unissued (Note 7)             10,000          10,000

  Paid-in capital                             6,486           6,486
  Accumulated deficit                      (863,127)     (1,072,678)

      Total                               1,360,343       1,150,792
  Less:  Treasury stock (Note 8)                  -               -

    Total stockholders' equity            1,360,343       1,150,792

      Total                              $1,441,682       1,249,627


       The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED
                                            FEBRUARY 28,       FEBRUARY 29,
                                                1997              1996

Sales (Notes 2 and 3)                       $    1,414,226        1,384,410

COST AND EXPENSES:
  Cost of sales                                    500,975          613,879
  Selling, general and administrative
    expenses (Notes 2, 6, 7, 9 & 11)               616,438          432,783

        Total                                    1,117,413        1,046,662

OPERATING INCOME                                   296,813          337,748

OTHER INCOME (LOSS):
  Interest income                                   12,933            7,518
  Gain (loss) on disposal of assets                 22,525           (3,570)

INCOME BEFORE TAXES                                332,271          341,696

INCOME TAXES (NOTE 5)                              122,720         (284,467)

NET INCOME                                   $     209,551          626,163


PER SHARE DATA:
  Net  income per common share               $        0.02             0.05
  Weighted average number of
    shares of common outstanding             $  11,611,555       11,444,888


       The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                       COMMON     ADDITIONAL       ACCUMULATED  STOCKHOLDERS'
                       STOCK      PAID-IN-CAPITAL  DEFICIT      EQUITY

Balance -
March 1, 1995         $2,176,984     6,486         (1,698,841)     484,629

Common stock issued
for accured
salary (Note 6)           40,000         -                  -       40,000

Net income -
Year ended
February 29, 1996              -         -             626,163     626,163

Balance -
February 29, 1996      2,216,984     6,486          (1,072,678)  1,150,792

Net income -
Year ended
February 28, 1997              -         -             209,551     209,551

Balance -
February 28, 1997     $2,216,984     6,486            (863,127)  1,360,343




       The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    YEARS ENDED
                                           FEBRUARY 28,       FEBRUARY 29,
                                              1997               1996
Cash flows from operating activities:
  Net income                                   $209,551            626,163
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization               65,022             70,677
     Deferred taxes                              87,420           (320,995)
     Loss on disposal of assets                       -              3,570
     Obligation under deferred
      compensation agreement                     19,779              3,274
     Stock issued for accrued salary
      (Note 6)                                        -             40,000
  Changes in assets and liabilities:
     Accounts receivable                        (62,258)           (44,266)
     Inventories                                (96,262)          (145,614)
     Advances and loans                          (4,056)                 -
     Prepaid expenses                            (3,453)             3,616
     Prepaid income taxes                       (10,145)                 -
     Accounts payable                           (30,435)            26,183
     Accrued expenses                            21,788              2,426
     Accrued salaries                                 -            (89,948)
     Taxes payable:
        Payroll                                   6,347             (5,179)
        Income                                  (34,975)            33,328

     Net cash provided by
      operating activities                      168,323            203,235


       The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)



                                                        YEARS ENDED
                                               FEBRUARY 28,     FEBRUARY 29,
                                                  1997             1996
Cash flows from investing activities:
  Related party loan                               (87,545)            -
  Patents (net)                                          -         7,588
  Cash value - life insurance policy               (17,333)       (6,569)
  Payments for equipment - net                     (18,007)      (29,761)
  Security deposits                                (24,435)            -

   Net cash used by investing activities          (147,320)      (28,742)

Increase in cash                                    21,003       174,493

CASH AND CASH EQUIVALENTS:

  Beginning                                        231,800        57,307

  Ending                                       $   252,803       231,800

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Income taxes paid                          $     42,050          1,662

  Interest paid                              $          -             28


       The accompanying notes are an integral part of these statements.

                      EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 1997

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

    Epolin, Inc. (the "Company") was incorporated on May 8, 1984 pursuant to the laws of the State of New Jersey to develop, manufacture and market a class of monomer and polymer formulations with applications in the composition and manufacture of a new type of highly protective and durable material. The Company's activities during its development stage from May 8, 1984 (inception) through February 28, 1990 had been substantially devoted to developing its principal products. Active operations in the monomer and polymer technologies have ceased.

    The Company's wholly-owned subsidiary, Accort Labs, Inc., is engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to customers located in the eastern part of the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and balances have been eliminated in consolidation. The consolidation is accounted for as a "pooling of interests" under generally accepted accounting principles. Condensed consolidating financial statements for the year ended February 28, 1997 follows:

           CONDENSED CONSOLIDATING BALANCE SHEET

                           EPOLIN        ACCORT    ELIMINATIONS  CONSOLIDATED
Current assets             $    484,304  586,245   (103,973)          966,576
Non-current assets              944,496    9,566   (478,956)          475,106
  Total                    $  1,428,800  595,811   (582,929)        1,441,682

Total liabilities          $     68,457  116,855   (103,973)           81,339

Stockholders' equity:
  Common stock                2,216,984      100       (100)        2,216,984
  Additional paid-in
   capital                        6,486    6,486     (6,486)            6,486
    Accumulated
    earnings (deficit)         (863,127) 472,370   (472,370)         (863,127)
     Total stockholders'
      equity                  1,360,343  478,956   (478,956)        1,360,343

        Total               $ 1,428,800  595,811   (582,929)        1,441,682


                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

                 CONSOLIDATING STATEMENT OF INCOME

                      EPOLIN      ACCORT     ELIMINATIONS     CONSOLIDATED
Sales                 $      -    1,414,226            -        1,414,226
Other revenue          848,291            -     (848,291)               -
Total                  848,291    1,414,226     (848,291)       1,414,226

Cost of sales                -      500,975            -          500,975
Gross profit           848,291      913,251     (848,291)         913,251
Selling, general
and administrative     701,603      541,475     (626,640)         616,438
Operating income       146,688      371,776     (221,651)         296,813

Other income            35,458            -            -           35,458

Income before taxes    182,146      371,776     (221,651)         332,271

Income tax             (27,405)     150,125            -          122,720

Net income            $209,551      221,651     (221,651)         209,551


CASH AND CASH EQUIVALENTS - For purposes of preparing the statement of cash flows, cash and cash equivalents include cash in bank and money market accounts.

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

Depreciation and amortization expense totaled $68,396 and $70,053 for the years 1997 and 1996, respectively.

                        EPOLIN, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

  PATENTS - Costs amortized on the straight-line method over a period of seventeen years. Patents of no value costing $11,763 along with accumulated amortization totaling $4,175 were allowed to lapse and were written off during the year ending February 28, 1997. The unamortized cost of $7,588 was included in selling, general and administrative expenses.

  INCOME TAXES -The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carry forwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

  USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - ECONOMIC DEPENDENCY:

  A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 1997, approximately 66.5% of sales were to five customers, one of which totaled 18.9%. Two of these customers comprised 48.8% of accounts receivable at February 28, 1997 with locations in the Eastern United States.

NOTE 4 - INVENTORIES:
    Raw materials and supplies             $   19,887
    Work in process                             6,781
    Finished goods                            315,020

                        Total                $341,688



                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


NOTE 5 - INCOME TAXES:

  Deferred tax assets at February 28, 1997 represents recognition of net operating loss carryforwards and for differences in using accelerated depreciation methods for book purposes as follows:
                                           1997         1996

    Total deferred tax assets              $413,263     502,611
    Less:   valuation allowance             113,214     115,142

                                            300,049     387,469

    Current portion                         100,555      92,820
    Non-current portion                    $199,494     294,649
  Deferred tax assets
   include the following:

  Net operating loss carryforwards         $204,159     306,794
  Temporary differences -
  principally accelerated
  amortization of leasehold
  improvements for book purposes             95,890      80,675

                                           $300,049     387,469

  Income tax expense (credit)
  consists of the following
  components:

                                           1997         1996

    Current:
              State                        $ 35,300       36,528

    Deferred:
              Federal                        90,625     (318,053)
               State                         (3,205)      (2,942)

                  Total deferred             87,420     (320,995)

                                 Total     $122,720     (284,467)



                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


NOTE 5 - INCOME TAXES (CONTINUED):

  Reconciliation of income tax at the statutory rate to the Company's effective rate:

  Computed at the statutory rate          $112,972       116,177
          State income taxes (net)          23,298        24,108
          Decrease in deferred tax asset
            valuation allowance                  -      (418,763)

          Non-deductible items             (13,550)       (5,989)

              Total provision for taxes   $122,720      (284,467)

For Federal tax purposes, the Company has available approximately $619,000 of net operating loss carryforwards as of February 28, 1997, which expire in the years 2005 through 2007. In addition, there are State net operating loss carryforwards of approximately $1,275,000 which expire in the years 1997 through 2004.

NOTE 6 - ACCRUED SALARIES:

Four officers and one former employee previously elected to defer a portion of their salaries to preserve the Company's cash position. Salaries of three officers and the former employee were waived and removed from the books during 1996 and 1995 and credited to income.

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock to the remaining officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was credited to selling, general and administrative expenses.

NOTE 7 - EMPLOYEE BENEFITS:

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, the Company initiated a prototype covering all eligible participating employees as defined. Employer contributions totaled $11,191 and $5,744 for the years ended February 28, 1997 and February 29, 1996 respectfully.

INCENTIVE COMPENSATION PLAN - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock.

                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


NOTE 7 - EMPLOYEE BENEFITS (CONTINUED):

Shares issued are determined at fifty percent of the closing bid price and vested and delivered over a three year period.

At February 28, 1997, 20,000 vested shares of common stock covering a previously awarded bonus have not been issued to an employee.

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

      OUTSTANDING OPTIONS:
          Shares allocated                                  $490,000

          Option price                                      $   0.04

          Balance outstanding February 28, 1996             $      -

                 Granted                                     490,000
                 Expired                                           -
                 Exercised                                         -

          Balance outstanding February 28, 1997             $490,000

     All outstanding options are exercisable currently.

NOTE 8 - TREASURY STOCK:

Represents 42,445 shares returned to Company when shares were deemed to have no market value.


                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997



 NOTE 9 - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses are costs of $170,468 and $152,700 for the years 1997 and 1996, respectively.

NOTE 10 - ACQUISITION:

On April 5, 1989, the Company acquired Accort Labs, Inc. in a business combination accounted for as a pooling of interests which became a wholly-owned subsidiary through the exchange of 896,424 shares of common stock for all of its outstanding stock.

NOTE 11 - COMMITMENTS:

On October 17, 1996, the premises leased from 350 South Street Partnership was purchased for $450,000 by Epolin Holding Corp., a New Jersey Corporation, controlled by Dr. Murray S. Cohen and Mr. James A. Ivchenko, officers/stockholders of Epolin, Inc. This transaction was approved by the Board of Directors in June 1996 based upon the terms of a $350,000 mortgage obtained from the Broad National Bank wherein personal guarantees of Dr. Murray S. Cohen and Mr. James A. Ivchenko were mandatory. Other directors declined to participate in this transaction.

The down payment of $100,000 was obtained from Epolin, Inc., evidenced by a five (5) year promissory note of $75,565 (net of a three (3) months security deposit under the terms of a five (5) year lease) payable in monthly payments of $1,541 including interest at an annual rate of 8.25%.

The lease, entered into on the same day as the purchase of the property, is for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment from the start of the second year. Rent includes reimbursed real estate taxes and insurance expenses under terms of the lease.



                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


 NOTE 11 - COMMITMENTS (CONTINUED):


     The minimum annual rentals under the lease are as follows:

          YEARS ENDED
          FEBRUARY 28,        AMOUNTS

            1998              $97,740
            1999               97,740
            2000               97,740
            2001               97,740
            2002               65,160

Rental expense charged to operations amounted to $90,717 and $90,437 for the years 1997 and 1996, respectively.

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

LICENSING AGREEMENT - The Company entered  into  a licensing agreement in November 1985 (amended 1988) with one of its stockholders (now deceased) for the exclusive right to manufacture, produce, market, use and sell products and materials under U.S. Patent 4,387,215 related to the Company's now abandoned expanding monomer technology. Included in its terms was a commitment for payment of annual fixed royalties of $50,000 and royalty payments as a percentage of gross sales. Payment due November 30, 1989 was paid over the twelve month period ending May 1990, with subsequent payments postponed until such time as demand for Expanding Monomer technology commenced. The Company abandoned this technology and has since reversed to income all accruals made in prior years that related to unpaid fixed royalty payments. Under the terms of the agreement, the licensor's only remedy against the Company for non-payment of any prior fixed royalty payment is cancellation of the license agreement. To date, no notification regarding the termination or cancellation of the licensing agreement has been received from the licensor's estate.


                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997



NOTE 12 - RELATED PARTY TRANSACTIONS:

At February 28, 1997, the Company has advanced Epolin Holding Corp. (controlled by the officers/stockholders of the Company) $4,056 covering expenses related to the purchase of the premises leased by the Company.

Loan receivable - related party consists of the remaining amount due from loan by the Company to Epolin Holding Corp. covering the down payment for the purchase of the premises.