Form 10QSB
period 1997-05-31
EPOLIN INC /NJ/
filed 1997-08-12
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MAY 31, 1997

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


                    Commission file number 0-17741


                      EPOLIN, INC.
   (Exact name of Small Business Issuer as Specified in its Charter)


New Jersey                                                   22-2547226
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or                                      Identification
Organization)                                                   Number)

                         358-364 ADAMS STREET
                       NEWARK, NEW JERSEY 07105
               (Address of Principal Executive Offices)

                            (973) 465-9495
           (Issuer's Telephone Number, Including Area Code)

Check  whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
                   Yes                   No     X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              Common, no par value per share: 11,611,555
                   outstanding as of August 1, 1997

                    PART I - FINANCIAL INFORMATION

                      EPOLIN, INC. AND SUBSIDIARY


                    Index to Financial Information
                       Period Ended May 31, 1997



     ITEM                                               PAGE HEREIN

     Item 1 - Financial Statements:

     Introductory Comments                                  3

     Balance Sheet                                          4

     Statement of Income                                    6

     Statement of Cash Flows                                7

     Notes to Consolidated Financial Statements             8



     Item 2 - Management's Discussion and
              Analysis or Plan of Operation                 13

                      EPOLIN, INC. AND SUBSIDIARY

                             MAY 31, 1997



     The financial information herein is unaudited.  However, in the opinion of management, such information reflects all normal and recurring adjustments necessary for a fair presentation of the financial results for the periods

being reported.   Additionally, it should be noted that the accompanying

financial statements do not purport to be complete disclosures in conformity with generally accepted accounting principles.



     The results of operations for the three months ended May 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 1998.



     These condensed statements should be read in conjunction with the

Company's audited financial statements for the fiscal year ended February 28,

1997.

                     EPOLIN, INC AND SUBSIDIARY

                             BALANCE SHEET

                              (Unaudited)

                                ASSETS

                             MAY 31, 1997


Current assets:
     Cash and cash equivalents              $    225,010
     Accounts receivables (Note 3)               267,227
     Inventories (Note 4)                        365,920
     Related party receivables: (Note 11)
      Advances                                     4,056
      Loan                                           200
     Prepaid expenses:
      Income Taxes                                10,145
      Other                                       14,764
     Deferred taxes (Note 5)                     100,555
     Total current assets                        990,577

Property, plant and equipment - at cost:
  Machinery and equipment                        203,043
  Furniture and fixtures                          11,036
  Leasehold improvements                         429,037

   Total                                         643,116

Less: Accumulated depreciation
      and amortization                           510,424

  Net depreciated cost                           132,692

Other assets:

  Loan receivable - related party (Note 11)       81,531
  Deferred taxes (Note 5)                        199,494
  Security deposits                               37,070
  Cash value - life insurance policy
   (Note 10)                                      23,902

    Total other assets                           341,997

       Total                                  $1,465,566

                          EPOLIN, INC. AND SUBSIDIARY

                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                 MAY 31, 1997


Current liabilities:
  Accounts payable                          $      9,057
  Accrued expenses                                31,886

  Total current liabilities                       40,943
Deferred compensation (Note 10)                   23,053
    Total liabilities                             63,996

Commitments (Note 10)

Stockholders'equity:
  Preferred stock, $2.50 par value:             940,000
   shares authorized; none issued
Series A convertible non-cumulative
   preferred stock, $15.513 par value;
   redemption price and liquidation
   preferences 60,000 shares
   authorized: 5,478 shams issued and
   redeemed
Common stock, no par value; 20,000,000
   shares authorized: 11,654,000 shares
   issued and outstanding at 1997 and 1996    2,206,983

Common stock unissued (Note 6)                   10,000

Paid-in capital                                   6,488

Accumulated deficit                            (821,899)

   Total                                      1,401,570

 Less treasury stock (Note 7)                        -

Total stockholders' equity                    1,401,570

               Total                      $   1,465,566

                          EPOLIN, INC. AND SUBSIDIARY

                              STATEMENT OF INCOME
                                  (Unaudited)

                        THREE MONTHS ENDED MAY 31, 1997


Sales (Notes 2 and 3)                     $  343,460


Cost of expenses:

Cost of sales                                127,080
Selling, general and administrative
 expenses (Notes 2,7,8 & 10)                 177,517

                 Total                       304,597
Operating income                              38,863
Other  - Interest                              2,364
Income before taxes                           41,277

Income taxes (Note 5)                             -

Net income                                   $41,227

Per share data:

  Net income per common share                $     -

  Weighted average number of
   shares of common outstanding              $11,611,555

                       EPOLIN, INC. AND SUBSIDIARY

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                        THREE MONTHS ENDED MAY 31, 1997

Cash flows from operating activities:

  Net income                                    $ 41,227
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization               14,829
  Changes in assets and liabilities:
    Accounts receivable                          (40,703)
    Inventories                                  (24,232)
    Advances and loans                            15,841
    Accounts payable                              (9,668)
    Accrued Expenses                              (1,328)
    Taxes payable - payroll                       (6,347)

    Net cash provided by operating activities    (10,381)

Cash flows from investing activities:
Related party loan                               (10,027)
Payments for equipment - net                      (4,385)

    Net cash used by investing activities        (14,412)

Decrease in cash                                 (24,793)

Cash and cash equivalents:

  Beginning                                      252,803
  Ending                                        $228,010

Supplemental Disclosure of Cash Flow
 Information:

  Income taxes paid                             $    175

                          EPOLIN, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997

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

Depreciation and amortization expense totaled $14,829 for the three months ended May 31, 1997.

INCOME TAXES -The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under Statement 109, the asset and liability method is used in accounting
for  income  taxes.   Deferred  taxes  are   recognized   for  temporary
differences between the basis of assets and liabilities for financial statements and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carry forwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

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

NOTE 3 - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 1997 approximately 50.4% of sales were to three customers. Four customers comprised
73.1% of accounts receivable at May 31, 1997 with locations in the Eastern United States.

NOTE 4 - INVENTORIES:
    Raw materials and supplies             $   17,442
    Work in process                             2,741
    Finished goods                            345,737

                        Total                $365,920


NOTE 5 - INCOME TAXES:

  Deferred tax assets at May 31, 1997 represents recognition of net operating loss carryforwards and for differences in using accelerated depreciation methods for book purposes as follows:

    Total deferred tax assets              $413,263
    Less:   valuation allowance             113,214
     Net deferred tax assets                300,049
    Current portion                         100,555
    Non-current portion                    $199,494

  Deferred tax assets
   include the following:

  Net operating loss carryforwards         $204,159
  Temporary differences -
  principally accelerated
  amortization of leasehold
  improvements for book purposes             95,890

                                           $300,049

For Federal tax purposes, the Company has available approximately $619,000 of net operating loss carryforwards as of May 31, 1997, which expires in the years 2005 through 2007. In addition, there are State net operating loss carryforwards of approximately $1,275,000 which expires in the years 1997 through 2004.

NOTE 6 - EMPLOYEE BENEFITS:

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, the Company initiated a prototype covering all eligible participating employees as defined. Employer contributions totaled $2,846 for the three months ended May 31, 1997.

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

At May 31, 1997, 20,000 vested shares of common stock covering a previously awarded bonus have not been issued to an employee.

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

      OUTSTANDING OPTIONS:
          Shares allocated                          $490,000

          Option price                              $   0.04

          Balance outstanding February 28, 1997     $      -

                 Granted                             490,000
                 Expired                                   -
                 Exercised                                 -

          Balance outstanding May 31, 1997          $490,000

     All outstanding options are exercisable currently.

NOTE 7 - TREASURY STOCK:

Represents 42,445 shares returned to Company when shares were deemed to have no market value.


NOTE 8 - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses are costs of $44,729 for the three months ended May 31, 1997.

NOTE 9 - ACQUISITION:

On April 5, 1989, the Company acquired Accort Labs, Inc. in a business combination accounted for as a pooling of interests which became a wholly-owned subsidiary through the exchange of 896,424 shares of common stock for all of its outstanding stock.

NOTE 10 - COMMITMENTS:

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

The down-payment of $100,000 was obtained from Epolin, Inc., evidenced by a five (5) year promissory note of $75,565 (net of a three (3) months security deposit under the terms of a five (5) year lease) payable in monthly payments of $1,541 including interest at an annual rate of 8.25%.

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

Rental expense charged to operations amounted to $24,435 for the three months ended May 31, 1997.

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

LICENSING AGREEMENT - The Company entered  into  a licensing agreement in November 1985 (amended 1988) with one of its stockholders (now deceased) for the exclusive right to manufacture, produce, market, use and sell products and materials under U.S. Patent 4,387,215 related to the Company's
now abandoned expanding  monomer  technology.   Included in its terms was a
commitment for payment of annual fixed royalties of $50,000 and royalty payments as a percentage of gross sales. Payment due November 30, 1989 was paid over the twelve-month period ending May 1990, with subsequent payments postponed until such time as demand for Expanding Monomer technology commenced. The Company abandoned this technology and has since reversed to income all accruals made in prior years that related to unpaid fixed royalty payments. Under the terms of the agreement, the licensor's only remedy against the Company for non-payment of any prior fixed royalty payment is cancellation of the license agreement. To date, no notification regarding the termination or cancellation of the licensing agreement has been received from the licensor's estate.


NOTE 11 - RELATED PARTY TRANSACTIONS:

At May 31, 1997, the Company has advanced Epolin Holding Corp. (controlled by the officers/stockholders of the Company) $4,056 covering expenses related to the purchase of the premises leased by the Company.

Loan receivable - related party consists of the remaining amount due from loan by the Company to Epolin Holding Corp. covering the down payment for the purchase of the premises.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.


The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report and is qualified in its entirety by the foregoing.

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

Results of Operations

Sales for the three months ended May 31, 1997 were approximately $343,000 while operating income was approximately $39,000. For the entire fiscal year ended May 31, 1997, the Company reported sales of approximately $1,414,000 and operating income of approximately $297,000. Cost of sales for the three months ended May 31, 1997 was approximately
$127,000 and the Company's selling, general and administrative expenses for the three months ended May 31, 1997 were approximately $178,000.

During the three months ended May 31, 1997, the Company realized approximately $2,400 in interest income. Net income before and after taxes for the three months ended May 31, 1997 was approximately $41,000.

Liquidity and Capital Resources

As of May 31, 1997, the Company had working capital of approximately
$950,000 as compared to working capital of approximately $908,000 as of February 28, 1997, an increase of approximately $42,000. The Company's equity to debt ratio was approximately 21.9 to 1 as of May 31, 1997 as compared to an equity to debt ratio of 16.7 to 1 as of May 31, 1997. Stockholders' equity as of May 31, 1997 was approximately $1,402,000 as compared to stockholders' equity of approximately $1,360,000 as of May 31, 1997. As of May 31, 1997, the Company had approximately $228,000 in cash and cash equivalents, total assets of approximately $1,466,000 and total liabilities of approximately $64,000, as compared to $253,000 in cash and cash equivalents, total assets of approximately $1,440,000 and total liabilities of approximately $81,000 as of May 31, 1997. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

Inflation has not significantly impacted the Company's operations.

                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          There are no exhibits applicable to this Form 10-QSB.

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 1997.

          None.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EPOLIN, INC.
                                     (Registrant)


Dated: August 8, 1997                By:/s/Murray S. Cohen
                                        Murray S. Cohen,
                                        Chief Executive Officer


Dated: August 8, 1997                By:/s/Murray S. Cohen
                                        Murray S. Cohen,
                                        Principal Financial
                                        Officer