Form 10QSB
period 1997-08-31
EPOLIN INC /NJ/
filed 1997-10-10
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended AUGUST 31, 1997

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

              Common, no par value per share: 11,611,555
                   outstanding as of October 1, 1997

                  PART I - FINANCIAL INFORMATION

                    EPOLIN, INC. AND SUBSIDIARY


                  Index to Financial Information
                   Period Ended August 31, 1997



     Item                                         Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                             3

     Balance Sheet                                     4

     Statement of Income                               6

     Statement of Cash Flows                           8



     Item 2 - Management's Discussion and
              Analysis or Plan of Operation            9

                    EPOLIN, INC. AND SUBSIDIARY

                          AUGUST 31, 1997


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



     The results of operations for the six months ended August 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 1998.



     These condensed statements should be read in conjunction with the

Company's audited financial statements for the fiscal year ended February

28, 1997.

                      EPOLIN, INC. AND SUBSIDIARY

                           BALANCE SHEET

                             (Unaudited)

                               ASSETS

                           AUGUST 31, 1997

Current assets:

Cash and cash equivalents                  $     356,934
Accounts receivables                             253,766
Inventories                                      325,838
Related Party - Advances                           4,056
Prepaid Expenses:
 Income Taxes                                     10,145
 Other                                            14,764
Deferred taxes                                   100,555

   Total current assets                        1,066,058

Property, plant and equipment - at cost:
 Machinery and equipment                         203,043
 Furniture and fixtures                           11,036
 Leasehold improvements                          429,037

    Total                                        643,116

Less: Accumulated deprecreciation and
      amortization                               525,253
  Net depreciated costs                          117,863
Other assets:
 Loan receivable -related party                   75,864

 Deferred taxes                                  199,494

 Security deposits                                37,070

 Cash value - life insurance policy               23,902

     Total other assets                          336,330

       Total                             $     1,520,251

                 EPOLIN, INC. AND SUBSIDIARY

                         (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY

                        AUGUST 31, 1997


Current liabilities:

  Accounts payable                                     5,637

  Accrued expenses                                    31,886

    Total current liabilities                         37,523

Deferred compensation                                 73,053

    Total liabilities                                110,576

Stockholders' equity:

Preferred stock, $2.50 par value: 940,000
 shares authorized; none issued
Series A convertible non-cumulative preferred
 stock, $15.513 par value: redemption price
 and liquidation preference: 60,000 shares
 authorized: 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares
 authorized: 11,654,000 shares issued and
 outstanding at 1997 and 1996                     2,206,984
Common stock unissued                                10,000

Paid-in capital                                       6,486

Accumulated deficit                                (813,795)

Total                                             1,409,675

Less: treasury stock                                     -

Total stockholders' equity                        1,409,675

     Total                                      $ 1,520,251

                         EPOLIN, INC. AND SUBSIDIARY

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                      THREE MONTHS ENDED AUGUST 31, 1997

Sales                                           $403,758

Cost of expenses:

  Cost of sales                                  130,852

  Selling, general and
   administrative expenses                       217,526

     Total                                       348,378

Operating income                                  55,380

Other income - interest                            2,725

Net income                                      $ 58,105


Per share data:

  Net income per common share                   $     -

  Weighted average number of

   Shares of common outstanding                  $11,611,555

                          EPOLIN, INC. AND SUBSIDIARY

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                        SIX MONTHS ENDED AUGUST 31, 1997

Sales                                      $       747,218

Cost of expenses:

  Cost of sales                                    257,932

  Selling, general and
    administrative expenses                        395,043

      Total                                        652,975

Operating income                                    94,243

Other income - Interest                              5,089

Net income                                        $ 99,332


Per share data:

 Net income per common share                      $   0.01

 Weighted average number of

 shares of common outstanding               $   11,611,555

                          EPOLIN, INC. AND SUBSIDIARY

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                        SIX MONTHS ENDED AUGUST 31, 1997


Cash flows from operating activities:

 Net income                                            $99,332
 Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                          29,658

Changes in assets and liabilities:

 Accounts receivable                                   (27,242)

 Inventories                                            15,850

Advances and loans                                      16,041

Accounts payable                                       (13,088)

Accrued expenses                                        (1,328)

Taxes payable - payroll                                 (6,347)

    Net cash provided by operating activities:         112,876


Cash flows from investing activities:

Related party loan                                     (4,360)

Payments for equipment - net                           (4,385)

    Net cash used by investing activities              (8,745)

Increase in cash                                      104,131

Cash and cash equivalents:

   Beginning                                          252,803

   Ending                                             356,934


Supplement Disclosure of Cash Flow Information:

  Income taxes paid                                 $    175

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

     The following discussion should be read in conjunction with the Financial Statements and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Overview

     Epolin, Inc. (the "Company") is a manufacturing and research and development company which was incorporated in the State of New Jersey in
May 1984.   The Company is principally  engaged in the development,
production and sale of near infrared dyes to the optical industry for laser protection and for welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to a group of customers primarily in the United States, Europe, Australia and the Far East.

Results of Operations

     Sales for the three months ended August 31, 1997 were approximately $404,000 while operating income was approximately $55,000. For the six months ended August 31, 1997, the Company had sales of approximately $747,000 and operating income of approximately $94,000. For the entire fiscal year ended February 28, 1997, the Company reported sales of approximately $1,414,000 and operating income of approximately $297,000. Cost of sales for the three months ended August 31, 1997 was approximately $131,000 and the Company's selling, general and administrative expenses for
the three months ended August 31, 1997 were approximately $218,000.   For
the six months ended August 31, 1997, cost of sales was approximately $258,000 and the Company's selling, general and administrative expenses were approximately $395,000.

     During the three and six months ended August 31, 1997, the Company realized approximately, $2,700 and $5,100, respectively, in interest income. Net income was approximately $58,000 for the three months ended August 31, 1997 and approximately $99,000 for the six months ended August 31, 1997.

Liquidity and Capital Resources

     As of August 31, 1997, the Company had working capital of approximately $1,029,000 as compared to working capital of approximately $908,000 as of February 28, 1997, an increase of approximately $121,000. The Company's equity to debt ratio was approximately 12.7 to 1 as of August 31, 1997 as compared to an equity to debt ratio of 16.7 to 1 as of February 28, 1997. Stockholders' equity as of August 31, 1997 was approximately $1,410,000 as compared to stockholders' equity of approximately $1,360,000 as of February 28, 1997. As of August 31, 1997, the Company had approximately $357,000 in cash and cash equivalents, total assets of approximately $1,520,000 and total liabilities of approximately $111,000, as compared to $253,000 in cash and cash equivalents, total assets of approximately $1,440,000 and total liabilities of approximately $81,000 as of February 28, 1997. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 1997.

               None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: October 9, 1997             By: /s/Murray S. Cohen
                                       Murray S. Cohen,
                                       Chief Executive Officer


Dated: October 9, 1997             By: /s/Murray S. Cohen
                                       Murray S. Cohen,
                                       Principal Financial Officer