Form 10QSB
period 1997-11-30
EPOLIN INC /NJ/
filed 1997-12-29
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended NOVEMBER 30, 1997

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

              Common, no par value per share: 11,611,555
                  outstanding as of December 1, 1997

                    PART I - FINANCIAL INFORMATION

                      EPOLIN, INC. AND SUBSIDIARY


                    Index to Financial Information
                    Period Ended November 30, 1997



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

                           NOVEMBER 30, 1997



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



     The results of operations for the nine months ended November 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 1998.



     These condensed statements should be read in conjunction with the

Company's audited financial statements for the fiscal year ended February 28,

1997.

                      EPOLIN, INC. AND SUBSIDIARY

                           BALANCE SHEET
                            (Unaudited)

                              ASSETS

                         NOVEMBER 30, 1997

Current assets:

Cash and cash equivalents                  $     598,341
Accounts receivables                             266,594
Inventories                                      301,840
Related party - Advances                           4,056
Prepaid expenses:
 Income taxes                                     10,145
 Other                                             6,619
Employee loans                                     1,795
Deferred taxes                                   100,555

   Total current assets                        1,289,945

Property, plant and equipment - at cost:
 Machinery and equipment                         203,043
 Furniture and fixtures                           11,036
 Leasehold improvements                          432,037

    Total                                        646,116

Less: Accumulated depreciation and
      amortization                               540,082

  Net depreciated costs                          106,034

Other assets:

 Loan receivable -related party                   70,198

 Deferred taxes                                  199,493

 Security deposits                                37,070

 Cash value - life insurance policy               23,902

     Total other assets                          330,663

       Total                             $     1,726,642

                 EPOLIN, INC. AND SUBSIDIARY

                         (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY

                        NOVEMBER 30, 1997


Current liabilities:

  Accounts payable                                    22,851

  Accrued expenses                                    31,886

    Total current liabilities                         54,737

Deferred compensation                                 73,053

    Total liabilities                                127,790

Stockholders' equity:

Preferred stock, $2.50 par value: 940,000
 shares authorized; none issued
Series A convertible non-cumulative preferred
 stock, $15.513 par value: redemption price
 and liquidation preference: 60,000 shares
 authorized: 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares
 authorized: 11,654,000 shares issued and
 outstanding at 1997 and 1996                     2,206,984
Common stock unissued                                10,000

Paid-in capital                                       6,486

Accumulated deficit                                (624,618)

Total                                             1,598,852

Less: treasury stock                                     -

Total stockholders' equity                        1,598,852

     Total                                      $ 1,726,642

                        EPOLIN, INC. AND SUBSIDIARY

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                      THREE MONTHS ENDED NOVEMBER 30, 1997


Sales                                           $486,083

Cost of expenses:

  Cost of sales                                  120,598

  Selling, general and
   administrative expenses                       180,898

     Total                                       301,496

Operating income                                 184,587

Other income - interest                            4,590

Net income                                      $189,177


Per share data:

  Net income per common share                   $     -

  Weighted average number of

   shares of common outstanding                 11,611,555

                          EPOLIN, INC. AND SUBSIDIARY

                              STATEMENT OF INCOME
                                  (UNAUDITED)

                        NINE MONTHS ENDED NOVEMBER 30, 1997

Sales                                      $     1,233,301

Cost of expenses:

  Cost of sales                                    378,530

  Selling, general and
    administrative expenses                        575,941

      Total                                        954,471

Operating income                                   278,830

Other income - Interest                              9,679

Net income                                        $288,509


Per share data:

 Net income per common share                      $   0.02

 Weighted average number of

 shares of common outstanding                    11,611,555

                          EPOLIN, INC. AND SUBSIDIARY

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                        NINE MONTHS ENDED NOVEMBER 30, 1997

Cash flows from operating activities:

 Net income                                           $288,509
 Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                          44,487

Changes in assets and liabilities:

 Accounts receivable                                   (40,070)

 Inventories                                            39,848

 Advances and loans                                     16,041

 Prepaid expenses                                        8,145

 Employee loans                                         (1,795)

 Accounts payable                                        4,127

 Accrued expenses                                       (1,328)

 Taxes payable - payroll                                (6,347)


    Net cash provided by operating activities:         351,617


Cash flows from investing activities:

 Related party loan                                     1,306

 Payments for equipment - net                          (7,385)

    Net cash used by investing activities              (6,079)

Increase in cash                                      345,538

Cash and cash equivalents:

   Beginning                                          252,803

   Ending                                             598,341


Supplement Disclosure of Cash Flow Information:

  Income taxes paid                                  $14,300

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

Results of Operations

     Sales for the three months ended November 30, 1997 were approximately $486,000 while operating income was approximately $185,000. For the nine months ended November 30, 1997, the Company had sales of approximately $1,233,000 and operating income of approximately $279,000. For the entire fiscal year ended February 28, 1997, the Company reported sales of approximately $1,414,000 and operating income of approximately $297,000. Cost of sales for the three months ended November 30, 1997 was approximately $121,000 and the Company's selling, general and administrative expenses for the three months ended November 30, 1997 were approximately $181,000. For the nine months ended November 30, 1997, cost of sales was approximately $379,000 and the Company's selling, general and administrative expenses were approximately $576,000.

     During the three and nine months ended November 30, 1997, the Company realized approximately $4,600 and $9,700, respectively, in interest income. Net income was approximately $189,000 for the three months ended November 30, 1997 and approximately $289,000 for the nine months ended November 30, 1997.

Liquidity and Capital Resources

     As of November 30, 1997, the Company had working capital of approximately $1,235,000 as compared to working capital of approximately $908,000 as of February 28, 1997, an increase of approximately $327,000. The Company's equity to debt ratio was approximately 12.5 to 1 as of November 30, 1997 as compared to an equity to debt ratio of 16.7 to 1 as of February 28, 1997. Stockholders' equity as of November 30, 1997 was approximately $1,599,000 as compared to stockholders' equity of approximately $1,360,000 as of February 28, 1997. As of November 30, 1997, the Company had approximately $598,000 in cash and cash equivalents, total assets of approximately $1,727,000 and total liabilities of approximately $128,000, as compared to $253,000 in cash and cash equivalents, total assets of approximately $1,440,000 and total liabilities of approximately $81,000 as of February 28, 1997. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 1997.

               None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: December 22, 1997           By: /s/Murray S. Cohen
                                       Murray S. Cohen,
                                       Chief Executive Officer


Dated: December 22, 1997           By: /s/Murray S. Cohen
                                       Murray S. Cohen,
                                       Principal Financial Officer