Form 10KSB
period 1998-02-28
EPOLIN INC /NJ/
filed 1998-06-10
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended FEBRUARY 28, 1998

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-17741

                           EPOLIN, INC.
          (Name of Small Business Issuer in Its Charter)

New Jersey                                           22-2547226
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or                               Identification
organization)                                            Number)

358-364 Adams Street
Newark, New Jersey                                         07105
(Address of principal                                 (Zip Code)
executive offices)

  Issuer's telephone number, including area code:  (973) 465-9495

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

                       Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   $1,602,150

As of May 15, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (5,030,631 shares) was approximately
$1,559,495. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 15, 1998 was 11,586,555.

            Documents Incorporated by Reference:  None

                              PART I

Item 1.   Description of Business.

Introduction

Epolin Inc. ("Epolin" or the "Company") is a manufacturing and research and development company which was incorporated in the State of New Jersey on May 8, 1984. The Company is engaged in commercial production and sale of specialty chemicals, especially certain dyes which management believes are useful materials because they have the capability to absorb near infrared radiation. Its principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and its telephone number is (973) 465-9495.

In April 1989, Epolin successfully completed an initial public offering of its securities pursuant to a public offering generating net proceeds of approximately $1,950,000. Simultaneously, upon closing of the offering, Epolin acquired 100% of the stock of Accort Labs, Inc. ("Accort"), then an affiliated entity.

Commencing upon completion of the Company's public offering through January 1990, the Company's efforts were primarily devoted to the renovation and completion of its 17,000 square foot manufacturing and office facility. The principal product(s) that the Company developed were expanding polymeric coatings. The Company has since curtailed this effort due primarily to the high cost of the product and the lower price commanded by similar products now sold into this maturing market. The Company has more recently established itself as a supplier of near infrared dyes as well as other specialty chemical products. It sells its dyes primarily to lens manufacturers who serve as the suppliers to the laser protection eyewear market as well as the welding market.

Since completion of the Company's public offering, the Company's revenues had been primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, the Company singled out near infrared dye technology as a most promising product line and has emphasized the development, manufacture and sale of these dyes to the optical industry.

The Company's prior emphasis on the expanding monomer technology has been significantly modified. The expanding monomers failed to reach any significant level of sales and sales growth because the price of UV coatings, a major application for the technology, had fallen dramatically and the market could not sustain the higher pricing for the Company's product. Research and development on expanding monomer applications was therefore curtailed and the Company became fully committed to specialty chemical manufacture especially to near infrared dye development, manufacture and sales. This part of the product line has proven to be a successful one to pursue in that the sales of these dyes have averaged at a growth rate of approximately 15% to 20% per year for the last five years. No assurance can be given that such trend will continue. The Company believes that its future lies with dye technology and is formulating long range plans to exploit new applications for both the near infrared dyes as well as other dyes. Paralleling the growth of the dye business, the Company has maintained a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. A discussion of this market is described in the first subsection that follows. Thereafter the current market for dyes are described as well as the newer applications which will be the basis for new markets for dyes.

In July 1997, the Board of Directors of Epolin approved a plan of merger (the "Plan") wherein Epolin's wholly-owned subsidiary, Accort, would merge into Epolin. The effective date of the Plan was deemed to have occurred as of the beginning of fiscal 1998. The merger is currently pending approval with the State of New Jersey. As a result, Accort's assets, liabilities and stockholders' equity as of March 1, 1997 were transferred to Epolin. Accort had no transactions for the year ended February 28, 1998.

The Company's wholly-owned subsidiary, Epolin Holding Corp. ("Epolin Holding"), was incorporated in the State of New Jersey as a real estate holding company. Prior to being acquired by the Company in January 1998, it was owned and controlled by Murray S. Cohen and James Ivchenko (officers and directors of the Company). (See Part III, Item 12).

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

Specialty Chemical Products

Although the Company is heavily engaged in the manufacture and sale of dyes, specialty chemical manufacture continues to constitute approximately 22% of its sales. It is currently working on the preparation and sale of a variety of specialty chemical products on behalf of companies that sell into the adhesives, plastics, aerospace, pharmaceutical and flavors and fragrance industries. The Company's products primarily serve as intermediates, additives and processing aids for complex chemical formulations. The Company markets its products to other companies who are in need of low level quantities of unique chemicals which provide specialized functions and are necessary elements in complex chemical mixtures manufactured by the Company's respective customers. These products are produced on a low volume basis in chemical production equipment ranging from 50 liter size flasks to two hundred gallon reactors. The Company sustains this business because its customers find it economically inefficient to manufacture such low volume specialty chemicals for their own use. Raw materials utilized in connection with the preparation of specialty chemical products are either available from chemical suppliers or made by the Company in its own facilities.

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

The Company sells dyes into a market that requires the use of absorptive dyes for face shields, helmets and goggles to protect personnel from the harmful effects of radiation from welding. Nationally prescribed specifications now state that welding shields must absorb specific levels of the infrared generated by the welding arc in order to protect personnel from eye damage. The specifications have come about because a number of studies had shown that excessive infrared radiation can cause the development of premature cataracts. Thus, for different levels of protection, a specific reduction of ultraviolet, visible and infrared emissions are now required. As a result, the Company now offers a line of dyes for welding that absorb the entire range of welding radiation. Management believes many welding customers and potential customers are attracted to the Company's dyes because they had been tied to dye suppliers who would only sell the dyes if the customer were to purchase the suppliers resin or formulated resin. Freedom to formulate any resin and do in plant injection molding of lenses or shields, has significant cost implications for these customers. The availability of the Company's dyes has allowed the Company to gain new customers. The Company expects to see this welding market grow in the future not only because of increased sensitivity to the health effects of conventional welding methods but also because of the increasing use of lasers for welding. These instruments will require closer monitoring for exposure of personnel to laser light but will also require personnel peripheral to the welding operation to be protected.

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

Dyes for Interlayer and Laminates

One of the most abrasion resistant surfaces is that of glass. The Company has found that the interlayer used for glass to glass laminates can incorporate dyes and bond to the glass strongly. These laminated glass structures can perform like the plastic heat shields described above. The Company believes that such laminated glass structures have the added advantage of abrasion resistance and in automotive applications, are shatter-proof. The Company is pursuing markets for laminates as shatter-proof windshield and sun roofs. No assurance can be given that the Company will find a successful developer in this market.

Licensing Agreement

The Company's Expanding Monomer technology (which was previously emphasized by the Company but has since been curtailed) was developed by the late Dr. William Bailey, a former director of the Company. In June 1983, Dr. Bailey was issued U.S. Patent 4,387,215 which granted Dr. Bailey broad generic claims in regard to the Expanding Monomer and polymer systems. Pursuant to a licensing agreement dated January 31, 1986 (which terminated and replaced a previous agreement with the Company), and as amended in 1988, the Company was granted until the expiration of the patent (June 2000) the exclusive right to exploit the patent and to manufacture, produce, market, use and sell products and materials derived thereunder. Pursuant to the agreement, the Company is required to pay a percentage royalty (based on various levels of sales) and a fixed royalty fee of $50,000 per year (reduced by percentage royalties, if any, paid during that year). Fixed royalties have not been paid since 1990 because the Company decided to postpone payments under the licensing agreement pending receipt of orders for Expanding Monomer products. Since then, and as described above, the Company has curtailed this technology. As provided in the agreement, Dr. Bailey's sole remedy for non-payment of fixed royalties shall be the cancellation of the licensing agreement without further recourse against
the Company.   Although the Company has not received any notification from
Dr. Bailey's estate regarding termination or cancellation of the licensing agreement, any such notice that the Company would receive would have no material impact on the Company's business since the Company has previously decided to curtail the development of Expanding Monomer technology.

Effect of Compliance With Government Regulation

Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. Although the Company believes that its manufacturing processes do not result in the emission of volatile organic vapors into the atmosphere, and that the Company is not in violation of any State or Federal environmental regulations, the Company is required to comply with such regulations with respect to manufacture, storage and/or disposal of toxic materials. To the Company's knowledge, it is in compliance with present regulations. (See also Part I, Item 3 for information on a legal proceeding settled in August 1997). However, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect the Company's business. In addition, the Company is subject to the State of New Jersey Industrial Site Recovery Act (ISRA), which, among other requirements, requires the Company to obtain prior approval before relocating its facilities or consummating a transaction that would result in a change in control of the Company. The Company's facilities are subject to inspection to ascertain whether the Company has complied with State environmental regulations. While the Company believes it has complied with such regulations, there can be no assurance that the Company will not be required to incur expenses to remedy any future environmental violations discovered. The Company is in the process of registering certain new and proprietary products with the Toxic Substances Control Agency (TSCA) which is required in order for the Company to offer for sale any new chemical product. No assurances can be given that such registrations will be approved.

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

Patents and Proprietary Protection

The Company does not rely upon patents for protection of its dye business. It has, however, anticipated the need for such proprietary protection and has acted by applying for patents on a class of new dyes that it has developed. In connection therewith, a patent was recently granted by the U.S. Patent Office (U.S. Patent 5,686,639) for a new class of quinone diimmonium salts in November 1997. Other patent disclosures have been submitted and the Company intends to prepare appropriate applications as it deems necessary in the future. No assurance can be given that other patents with regard to the foregoing will be issued. The Company has allowed its patent position on two patents it owns on Expanding Monomers to lapse by not paying the maintenance fees. This will have no material impact on the Company's business since the Company decided previously to curtail the development of this technology. The Company intends to continue an intensive patent program on new dyes, especially in those instances where composition of matter claims can be obtained. There can be no assurance that these patents will be of commercial benefit to the Company, or otherwise offer the Company protection from competing products. Although the issuance of a patent entitles the owner to a statutory presumption of validity, the presumption is not conclusive as to validity or the scope of enforceability of the claims therein. The enforceability and validity of a patent can be challenged by litigation after its issuance and, if the outcome of litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. Moreover, the cost of defending these patents against infringement could require substantial expenditures which the Company may decide it is unable to afford. In addition, persons or entities may have filed patent applications and may have been issued patents on inventions or otherwise possess proprietary rights to technologies potentially useful to the Company. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

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

A material portion of the Company's business is dependent on certain customers, the loss of which could have a material effect on operations. During fiscal 1998, approximately 76.6% of sales were to seven customers, two of which totaled 31.0%. Three of these customers comprised 61.3% of accounts receivable at February 28, 1998.

Employees

The Company presently employees approximately eight persons, all on a full time basis of which approximately four are employed in manufacturing and production, two in research and development, one in sales and marketing and one in administration and supervision. The Company's employees are not represented by labor unions.

Item 2.   Description of Property.

The Company presently occupies approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. Prior to October 1996, the Company occupied approximately 17,000 square feet of such space. During fiscal 1996, Management decided to explore the possibility of purchasing said property from its then owner, a non-affiliated entity which purchase would include such additional space of approximately 2,500 square feet. In order to finance the purchase, the Company was advised by its proposed lender that the members of the Company's Board of Directors would be required to guarantee the repayment of any financing. At a meeting of the Board of Directors held in June 1996, only Murray S. Cohen and James Ivchenko, each an officer and director of the Company, agreed to participate in any such arrangement. It was agreed that Dr. Cohen and Mr. Ivchenko, or an entity to be formed by them, would purchase the property and lease the property to the Company under a long term arrangement. As a result, Dr. Cohen and Mr. Ivchenko entered into an agreement to purchase the property for the sum of $450,000, which agreement was prior to closing assigned to Epolin Holding Corp. ("Epolin Holding") a company formed by Dr. Cohen and Mr. Ivchenko to acquire the property. Such purchase was completed in October 1996. Simultaneously with the closing, the Company entered into substantially similar leasing arrangements with Epolin Holding as then existed with the former owner of the property. Such new lease expires in October 2001 (with three 5 year options) with annual rent of $97,740 subject to annual adjustments based on increases in the Consumer Price Index. Such rent includes real estate taxes and insurance expenses. In January 1998, Epolin Holding became a wholly-owned subsidiary of Epolin. (See Part III, Item 12).

Item 3.   Legal Proceedings.

In August 1997, the Company settled an action which had been commenced in May 1997 by Passaic Valley Sewerage Commissioners ("PVSC") against the Company in the Superior Court of New Jersey, Essex County. PVSC is a body politic and corporate organized pursuant to the laws of the State of New Jersey for the purpose of collecting and treating wastewater generated in a four-county area along the Passaic Valley river basin. In such action, PVSC alleged that the Company failed to submit certain required forms and reports and a certain completed permit application on time and that the Company had also failed to install certain monitoring equipment. This suit requested that the Company be enjoined from further violations, that the Company be declared a "significant noncomplier" and that the Company be assessed civil penalties. Pursuant to a Settlement Agreement entered into in August 1997, the Company without admitting any fact, liability or fault as to the allegations of the Complaint agreed to pay and has paid PVSC the sum of $1,000 and PVSC has dismissed the Complaint with prejudice and released the Company from any and all claims for civil penalties arising from the allegations in the Complaint.

There are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

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

Period                                     Bid Prices

Fiscal year ended February 28, 1997:    High      Low

March 1, 1996 to May 31, 1996           $.03      $.02
June 1, 1996 to Aug. 31, 1996           $.10      $.03
Sept. 1, 1996 to Nov. 30, 1996          $.15      $.03125
Dec. 1, 1996 to Feb. 28, 1997           $.15      $.0625

Fiscal year ended February 28, 1998:    High      Low

March 1, 1997 to May 31, 1997           $.10      $.07
June 1, 1997 to Aug. 31, 1997           $.12      $.07
Sept. 1, 1997 to Nov. 30, 1997          $.12      $.07
Dec. 1, 1997 to Feb. 28, 1998           $.25      $.09

(b) Holders.

As of May 15, 1998 there were approximately 325 record holders of the Company's Common Stock.

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

Overview

Epolin, Inc. is a manufacturing and research and development company which
was incorporated  in the State of New Jersey in May 1984.   The Company is
principally engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and for welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to a group of customers primarily in the United States, Europe, Australia and the Far East.

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

During the year ended February 28, 1998, the Company reported sales of approximately $1,602,000 as compared to sales of approximately $1,414,000 during the year ended February 28, 1997, an increase of approximately $188,000 or 13.3%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes, and increases in sales of new dyes and additional applications.

Operating income for fiscal 1998 increased to approximately $383,000 as compared to operating income of approximately $297,000 for fiscal 1997, an increase of approximately $86,000. This change resulted primarily from increases in sales, partially offset by increases in selling, general and administrative expenses. Cost of sales in fiscal 1998 was approximately $492,000 compared to cost of sales in fiscal 1997 of approximately $501,000. In fiscal 1998, the Company's selling, general and administrative expenses were approximately $727,000 as compared to selling, general and administrative expenses of approximately $616,000 for the fiscal year ended February 28, 1997. This change resulted primarily from increases in salaries, benefits and commissions, and legal and accounting fees.

During the fiscal year ended February 28, 1998, the Company realized approximately $22,000 in interest income as compared to approximately $13,000 in interest income for the prior year. This increase resulted primarily from increases in available cash in fiscal 1998.

During the fiscal year ended February 28, 1998, the Company reported income before taxes of approximately $406,000 as compared to income before taxes of approximately $332,000 for the fiscal year ended February 28, 1997. Net income after taxes was approximately $305,000 or $.03 per share for fiscal 1998 as compared to net income after taxes of approximately $210,000 or $.02 per share for fiscal 1997.

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

Liquidity and Capital Resources

On February 28, 1998, the Company had working capital of approximately $1,046,000, an equity to debt ratio of 8.44 to 1, and stockholders' equity of approximately $1,615,000. On February 28, 1998, the Company had approximately $389,000 in cash and cash equivalents, total assets of approximately $1,807,000 and total liabilities of approximately $191,000. At February 28, 1997, the Company had total assets of approximately $1,442,000. The increase in total assets at February 28, 1998 as compared to February 28, 1997 is primarily due to the inclusion in fiscal 1998 of the property owned by Epolin Holding Corp. which became a wholly-owned subsidiary of the Company in January 1998. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

Inflation has not significantly impacted the Company's operations.

Other Information

In March 1998 (subsequent to the end of fiscal 1998), the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. To date, the Company has repurchased 25,000 shares of its Common Stock under this program at $.38 per share.

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

                                 Present Position            Has Served As
Name                       Age   and Offices                 Director Since

Murray S. Cohen            73    Chairman of the             1984
                                 Board, Chief Executive
                                 Officer and Director

James Ivchenko             58    President                   1993
                                 and Director

Chester C. Swasey          54    Vice President of           1994
                                 Sales and Marketing,
                                 Secretary and Director

Claire Bluestein           72    Director                    1984

Morris Dunkel              70    Director                    1984

Abdelhamid A.H. Ramadan    58    Director                    1994

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

Item 10.  Executive Compensation.

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 1998, 1997 and 1996, of those persons who were, at February 28, 1998 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                          Summary Compensation Table

                                     Annual
                                  Compensation

Name and Principal       Fiscal
Position                 Year       Salary      Bonus

Murray S. Cohen(1)       1998       $89,575     $20,000
Chairman of the          1997       $88,542     $ 7,950
Board and Chief          1996       $48,619     $ 7,500
Executive Officer

James Ivchenko(3)        1998       $95,771(4)  $15,000
President                1997       $83,125(4)  $ 7,950
                         1996       $79,166(4)  $ 7,000
Chester C. Swasey(5)     1998       $89,903     $ 5,000
Vice President of        1997       $82,596     $ 4,300
Sales and Marketing      1996       $57,243     $ 4,000


                          Summary Compensation Table

                                     Long-Term
                                     Compensation
                                     Restricted    Shares
Name and Principal  Fiscal           Stock         Underlying
Position            Year             Awards        Options

Murray S. Cohen(1)  1998             0             0
Chairman of the     1997             0             0
Board and Chief     1996             1,000,000(2)  75,000
Executive Officer

James Ivchenko(3)   1998             0             0
President           1997             0             0
                    1996             0             75,000

Chester C. Swasey(5)1998             0             0
Vice President of   1997             0             0
Sales and Marketing 1996             0             75,000

(1)  Dr. Cohen was also President from June 1984 to August 1994.

(2) Represents shares issued to Dr. Cohen during fiscal 1996 in lieu of $40,000 of accrued salary.

(3) Mr. Ivchenko has been President since August 1994. Prior thereto, he was Technical Director and Vice President of Operations.

(4)  Does not include $20,799, $19,809 and $3,274 for fiscal 1998, 1997 and
     1996, respectively, being deferred pursuant to an Deferred
     Compensation Agreement entered into in December 1995 with Mr.
     Ivchenko.

(5)  Mr. Swasey has been employed by the Company since August 1994.

Stock Options Granted in Fiscal 1998

No stock options or other stock appreciation rights were granted to any of the named executive officers during fiscal 1998.

Stock Options Exercised in Fiscal 1998;
Fiscal Year-End Values

During the fiscal year ended February 28, 1998, none of the named executive officers exercised any previously granted stock options.
The following table indicates the total number of exercisable and unexercisable stock options held by each named executive officer on February 28, 1998, the last day of fiscal 1998, and the value of "in the money" options held by each named executive officer on such date.



                       NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                       OPTIONS HELD AT             IN-THE-MONEY OPTIONS
                       FEBRUARY 28, 1998           FEBRUARY 28, 1998(1)
NAME                   EXERCISABLE UNEXERCISABLE   EXERCISABLE UNEXERCISABLE

Murray S. Cohen          75,000         0             $15,000       0
James Ivchenko           75,000         0             $15,000       0
Chester C. Swasey        75,000         0             $15,000       0

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock at February 28, 1998.

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

Employee Stock Option Plan

The Company previously adopted an Employee Stock Option Plan (the "Plan"). As of April 1996, options may no longer be granted under the Plan.
Under the terms of the Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the Plan. Such options expire on December 1, 2005. None of such options have been exercised.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as May 15, 1998, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                              AMOUNT AND NATURE OF     PERCENT
NAME                          BENEFICIAL OWNERSHIP     OF CLASS

Murray S. Cohen(1)*           2,790,958(2)             23.9%
James Ivchenko(1)*            1,644,587                14.1%
Chester C. Swasey(1)*           925,822                 7.9%
Claire Bluestein*               945,155                 8.1%
Morris Dunkel*                  200,000                 1.7%
Abdelhamid R.H. Ramadan(1)*     349,402                 3.0%

All Officers and Directors
as a Group (6 persons)        6,855,924                57.7%


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

Item 12.  Certain Relationships and Related Transactions.

See Part I, Item 2 for information on the leasing arrangements entered into between Epolin Holding, a company previously owned and controlled by Murray S. Cohen and James Ivchenko, and the Company. As described therein, in October 1996, Epolin Holding purchased the premises then leased by the Company for $450,000 and simultaneously with the closing entered into a lease with the Company, as tenant. The downpayment of $100,000 was obtained from the Company evidenced by a five year promissory note of $75,565 (after charge for three months security deposit under the terms of the lease) payable in monthly principal payments of $1,541 including interest at an annual rate of 8.25% (the "Downpayment Loan").

The balance of the purchase price was obtained from a bank mortgage in the principal amount of $350,000 which mortgage was personally guaranteed by Murray S. Cohen and James Ivchenko. In January 1998, Dr. Cohen and Mr. Ivchenko transferred all of the shares each of them owned in Epolin Holding to Epolin whereby Epolin Holding became a wholly-owned subsidiary of
Epolin.   In addition, contemporaneously therewith, the Company paid the remaining balance due (including accrued interest) on the bank mortgage which amounted to the sum of $320,990.

At February 28, 1998, the remaining amount due from Epolin Holding on the Downpayment Loan was $71,504. In addition, at February 28, 1998, there is a related party receivable due from Epolin Holding in the amount of $18,166. Such amounts have eliminated in consolidation in the Company's Consolidated Financial Statements annexed to this report.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     3.1    Epolin Inc.'s certificate of incorporation as amended (1)
     3.2    Epolin Inc.'s by-laws(1)
     4.1    Specimen certificate for common stock(1)
___________________
(1) Filed with the Company's Form S-18 Registration Statement SEC File 33-25405-NY.

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

                                        Dated: June 8, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                      Title                           Date


/s/Murray S. Cohen             Chief Executive Officer,        06/08/98
Murray S. Cohen                Chairman of the Board,
                               Director (Principal
                               Executive Officer and
                               Principal Financial Officer)

/s/James Ivchenko              President, Director             06/08/98
James Ivchenko


/s/Chester C. Swasey           Vice President of               06/08/98
Chester C. Swasey              Sales and Marketing,
                               Secretary, Director


/s/Claire Bluestein            Director                        06/08/98
Claire Bluestein


/s/Morris Dunkel               Director                        06/08/98
Morris Dunkel


/s/Abdelhamid A.H. Ramadan     Director                        06/08/98
Abdelhamid A.H. Ramadan

                       EPOLIN, INC. AND SUBSIDIARIES

                        FEBRUARY 28, 1998 AND 1997

                       EPOLIN, INC. AND SUBSIDIARIES
                        FEBRUARY 28, 1998 AND 1997


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

                             [LETTERHEAD]

                        I. WEISMANN ASSOCIATES
                             PO BOX 2207
                       MORRISTOWN, NJ 07962-2207
                           (973) 984-8900



                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARIES

We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and wholly-owned Subsidiaries as of February 28, 1998 and 1997 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended February 28, 1998 and 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiaries as of February 28, 1998 and 1997 and the results of its operations and its cash flows for the years ended February 28, 1998 and 1997 and February 29, 1996 in conformity with generally accepted accounting principles.



                                               /s/I. Wessmann Associates
                                               CERTIFIED PUBLIC ACCOUNTANTS

May 5, 1998

                      EPOLIN, INC.  AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

                                            FEBRUARY 28,
                                        1998            1997

Current assets:
Cash and cash equivalents               $  389,129      252,803
Accounts receivable (Note 3)               214,976      226,524
Inventories (Note 4)                       382,276      341,688
Related party receivables (Note 14)              -       20,097
Prepaid expenses:
  Income taxes                              32,799       10,145
Other                                       23,756       14,764
Employee loans                               5,866            -
Deferred taxes (Note 5)                     95,240      100,555

Total current assets                     1,144,042      966,576

Property, plant and equipment
 - at cost (Note 2):
Land                                        77,343            -
Building                                   352,338            -
Machinery and equipment                    200,162      199,952
Furniture and fixtures                      11,036       11,036
Leasehold improvements                     432,037      427,743

Total                                    1,072,916      638,731

Less: Accumulated depreciation
 and amortization                          569,401      495,595

Net depreciated cost                       503,515      143,136

Other assets:
Loan receivable
 - related party (Note 14)                       -       71,504
Deferred taxes (Note 5)                    103,684      199,494
Security deposits                           12,635       37,070
Cash value - life insurance policy
 (Note 11)                                  42,677       23,902

Total other assets                         158,996      331,970

Total                                   $1,806,553    1,441,682


The accompanying notes are an integral part of these statements.

                      EPOLIN, INC.  AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                             February 28,
                                        1998             1997
Current liabilities:
Accounts payable                        $   40,385        18,725
Accrued expenses                            55,543        33,214
Taxes payable - payroll and income           1,663         6,347

Total current liabilities                   97,591        58,286

Other liabilities - deferred
 compensation (Note 11)                     93,800        23,053

Total liabilities                          191,391        81,339

Commitments (Note 11)

Stockholders' equity:
Preferred stock, $15.513 par value;
 940,000 shares authorized;
 none issued                                     -             -
 Preferred stock, series A
 convertible non-cumulative,
 $2.50 par value; redemption price
 and liquidation preference;
 60,000 shares authorized;
 5,478 shares issued and redeemed                -             -
Common stock, no par value;
 20,000,000 shares authorized;
 11,654,000 shares issued and
 outstanding at 1998 and 1997 (Note 6)   2,206,984     2,206,984
Common stock unissued (Note 7)              10,000        10,000

Paid-in capital                              6,486         6,486
Accumulated deficit                       (608,308)     (863,127)

Total                                    1,615,162     1,360,343
Less: Treasury stock (Note 8)                    -             -

Total stockholders' equity               1,615,162     1,360,343

Total                                   $1,806,553     1,441,682


The accompanying notes are an integral part of these statements.

                  EPOLIN, INC.  AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME



                                          Years ended
                              February 28,              February 29,
                              1998          1997        1996

Sales (Notes 2 and 3)         $ 1,602,150    1,414,226   1,384,410

Cost of sales and expenses:
Cost of sales                     491,960      500,975     613,879
Selling, general
 and administrative
 expenses
 (Notes 2, 6, 7, 9 & 11)          726,990      616,438     432,783

Total                           1,218,950    1,117,413   1,046,662

Operating income                  383,200      296,813     337,748

Other income (loss):
  Interest income                  22,487       12,933       7,518
  Gain (loss)
  on disposal of assets               500       22,525      (3,570)

Income before taxes               406,187      332,271     341,696

Income tax expense
 (benefit) (Note 5)               101,420      122,720    (284,467)

Net income                     $  304,767      209,551     626,163


Per share data:
Net income per common share    $     0.03         0.02        0.05

Weighted average number of
 shares of common
 outstanding                   $11,611,555  11,611,555  11,444,888

The accompanying notes are an integral part of these statements.

                      EPOLIN, INC.  AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                            Additional
                 Common     Paid-in-   Accumulated  Stockholders'
                 Stock      Capital    Deficit      Equity

Balance
- March 1, 1995  $2,176,984  6,486     (1,698,841)      484,629

Common stock
 issued in lieu
 of accrued
 salary (Note 6)     40,000      -              -        40,000

Net income
 - Year ended
 February 29,
 1996                     -      -        626,163       626,163

Balance
 - February 29,
 1996             2,216,984  6,486     (1,072,678)    1,150,792

Net income
 - Year ended
 February 28,
 1997                     -      -        209,551       209,551

Balance
 - February 28
, 1997            2,216,984  6,486       (863,127)    1,360,343

Prior period
 adjustment
 (Notes 6 & 12)           -      -        (49,948)      (49,948)

Net income
 - Year ended
 February 28,
 1998                     -      -       304,767        304,767

Balance
 - February 28,
 1998            $2,216,984  6,486      (608,308)     1,615,162



The accompanying notes are an integral part of these statements.

                  EPOLIN, INC.  AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          Years ended
                                  February 28,      February 29,
                               1998       1997      1996
Cash flows from
 operating activities:
Net income                     $304,767   209,551    626,163
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and
 amortization                    61,890    65,022     70,677
Deferred tax expense
 (benefit)                      101,125    87,420   (320,995)
Loss on disposal of assets            -         -      3,570
Obligation under deferred
 compensation agreement          20,799    19,779      3,274
Stock issued in lieu
 of accrued salary                    -         -     40,000
Changes in assets
 and liabilities:
Accounts receivable              11,548   (62,258)   (44,266)
Inventories                     (40,588)  (96,262)  (145,614)
Employee loans                   (5,866)   (4,056)
Prepaid expenses                 (8,992)   (3,453)     3,616
Prepaid income taxes            (22,654)  (10,145)         -
Accounts payable                 21,660   (30,435)    26,183
Accrued expenses                 22,329    21,788      2,426
Accrued salaries                      -         -    (89,948)
Taxes payable:
Payroll                          (4,834)    6,347     (5,179)
Income                              150   (34,975)    33,328

Net cash provided by
 operating activities           461,334   168,323    203,235


The accompanying notes are an integral part of these statements.

                      EPOLIN, INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)

                                     Years ended
                           February 28,  February 29,
                               1998      1997        1996
Cash flows from
 investing activities:
Related party loans              91,601    (87,545)         -
Patents (net)                         -          -      7,588
Cash value - life
 insurance policy               (18,775)   (17,333)    (6,569)
Assets from acquisition
 of subsidiary - net
 of accumulated
 depreciation (Note 1)         (417,765)         -          -
Payments for equipment           (4,504)   (18,007)   (29,761)
Security deposits                24,435    (24,435)         -

Net cash used by
 investing activities          (325,008)  (147,32O)   (28,742)

Increase in cash                136,326     21,003    174,493

Cash and cash equivalents:
Beginning                       252,803    231,800     57,307

Ending                         $389,129    252,803    231,800

Supplemental Disclosure
 of Cash Flow Information:

Income taxes paid              $ 22,504     42,050      1,662

Interest paid                  $      -          -         28



The accompanying notes are an integral part of these statements.

                   EPOLIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FEBRUARY 28, 1998


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

Epolin, Inc. (the "Company") was incorporated in New Jersey to develop, manufacture and market a class of monomer and polymer formulations with applications in the composition and manufacture of a new type of highly protective and durable material. The Company's activities during its development stage from May 8, 1984 (inception) through February 28, 1990 had been substantially devoted to developing its principal products. Active operations in the monomer and polymer technologies have ceased.

Prior to March 1, 1997, the Company's wholly-owned Subsidiary, Accort Labs, Inc., was engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to customers located in the eastern part of the United States.

On July 1, 1997, the Board of Directors approved a plan of merger "Plan" whereas the Company's wholly-owned Subsidiary Accort Labs, Inc. (the merging corporation) would merge into Epolin, Inc. (the surviving corporation). The effective date of the "Plan" was March 1, 1997. The above "Plan" was filed with the State of New Jersey on July 25, 1997 and is pending approval as of February 28, 1998. As a result, the merging corporation's assets, liabilities and stockholder's equity as of March 1, 1997 were transferred to the surviving corporation. The merging corporation had no transactions for the year ended February 28, 1998.

The Company's wholly-owned Subsidiary, Epolin Holding, Corp. was incorporated in New Jersey as a real estate holding company. Prior to being acquired on January 29, 1998, it. was controlled by two officers/stockholders of the Company with the majority of its assets consisting of land and a building.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 28, 1998 follows:

                   EPOLIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FEBRUARY 28, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

               CONDENSED CONSOLIDATING BALANCE SHEET

                               Epolin
                   Epolin      Holding Eliminations Consolidated
Current assets     $1,137,235   24,973     (18,166)   1,144,042
Non-current assets    669,318  437,315    (444,122)     662,511
Total              $1,806,553  462,288    (462,288)   1,806,553

Total liabilities     191,391  435,094    (435,094)     191,391

Stockholders'
 equity:
Common stock        2,216,984        -           -    2,216,984
Additional paid-
in capital              6,486        -           -        6,486
Accumulated
 earnings
 (deficit)           (608,308)  27,194     (27,194)    (608,308)
Total
 stockholders'
 equity             1,615,162   27,194     (27,194)   1,615,162

Total              $1,806,553  462,288    (462,288)   1,806,553

            CONDENSED CONSOLIDATING STATEMENT OF INCOME


Sales              $1,602,150        -           -    1,602,150
Other revenue               -    8,145      (8,145)           -
Total               1,602,150    8,145      (8,145)   1,602,150

Cost of sales         491,960        -           -      491,960
Gross profit        1,110,190    8,145      (8,145)   1,110,190
Selling, general
 and
 administrative       725,720   1, 270           -      726,990
Operating income      384,470    6,875      (8,145)     383,200

Other income           29,862        -      (6,875)      22,987

Income before taxes   414,332    6,875     (15,020)     406,187
Income tax            101,420        -           -      101,420

Net income          $ 312,912    6,875     (15,020)     304,767

                   EPOLIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FEBRUARY 28, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Cash and Cash Equivalents - For purposes of preparing the statement of cash flows, includes cash in bank and money market accounts.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government in the amounts of $289,296 and $171,825 at February 28,1998 and 1997, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - The fair values of all reported assets and liabilities which represent financial instruments approximate the carrying values of such amounts.

Property, Plant and Equipment - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

Depreciation and amortization expense totaled $61,890, $68,396 and $70,053 for the fiscal years 1998, 1997 and 1996, respectively.

Income taxes -The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes", wherein the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, goodwill, allowance for doubtful accounts and net operating loss carry forwards. A valuation allowance is recorded for deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized through future operations.

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

                       EPOLIN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1998


NOTE 3 - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 1998, approximately 76.6%
of sales were to seven customers, two of which totaled 31.0%.   Three of
these customers with locations in the Eastern United States comprised 61.3% of accounts receivable at February 28, 1998. During the year ended February 28, 1997, approximately 66.5% of sales were to five customers, one of which totaled 18.9%. Two of these customers comprised 48.8% of accounts receivable at February 28, 1997 with locations in the Eastern United States.

NOTE 4 - INVENTORIES:
                                          1998       1997
Raw materials and supplies                $ 21,907    19,887
Work in process                              2,741     6,781
Finished goods                             357,628   315,020
Total                                     $382,276   341,688

NOTE 5 - INCOME TAXES:

                                          1998       1997
Deferred tax assets
 include the following:

Net operating loss carry forwards        $ 88,905     204,159
Temporary differences - principally
accelerated amortization of leasehold
improvements for book purposes            110,019      95,890

                                         $198,924     300,049

Total - deferred tax assets              $198,924     413,263
Less: valuation allowance                       -     113,214
                                          198,924     300,049

Current portion                            95,240     100,555
Non-current portion                      $103,684     199,494

                       EPOLIN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1998

NOTE 5 - INCOME TAXES (Continued):

Income tax expense (benefit) consists of the following components:

                               1998       1997       1996
Current - State                $    295     35,300     36,528

Deferred:
          Federal                66,924     90,625   (318,053)
          State                  34,201     (3,205)    (2,942)

Total deferred                  101,125     87,420   (320,995)

Total                          $101,420    122,720   (284,467)

Reconciliation of income tax at the statutory rate to the Company's effective rate:

Computed at the
 statutory rate                $231,300    112,972    116,177
State income taxes (net)            295     23,298     24,108
Decrease in deferred
 tax asset
 valuation allowance           (113,214)         -   (418,763)

Non-deductible items            (16,961)   (13,550)    (5,989)

Total provision for taxes      $101,420    122,720   (284,467)

For Federal tax purposes, the Company has available approximately $121,400 of net operating loss carryforwards as of February 28, 1998, which expire in the years 2005 through 2007. In addition, there are State net operating loss carryforwards of approximately $742,100 which expire in the years 1998 through 2004.

NOTE 6 - ACCRUED SALARIES:

Four officers and one former employee previously elected to defer a portion of their salaries to preserve the Company's cash position. Salaries of three officers and the former employee were waived and removed from the books during 1996 and 1995 and credited to income.

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to the remaining officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was classified as deferred compensation as of February 28, 1998. (See Note 12.)

                       EPOLIN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1998


NOTE 7 - EMPLOYEE BENEFITS:


Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $12,141, $11,191 and $5,744 for the years ended February 28, 1998, 1997 and
1996 respectfully.

Incentive Compensation Plan - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock.

Shares issued are determined at fifty percent of the closing bid price and vested and delivered over a three-year period.

At February 28, 1998, 20,000 vested shares of common stock covering a previously awarded bonus had not been issued to the employee. Management believes that the shares will be issued in the next fiscal year.

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

Outstanding Options:

Shares allocated as of February 28, 1998               490,000

Option price                                          $   0.04

All outstanding options are exercisable currently. No options were granted, expired or excercised during the current fiscal year ended February 28, 1998.

NOTE 8 - TREASURY STOCK:

Represents 42,445 shares returned to Company when shares were deemed to have no market value.

                       EPOLIN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1998

NOTE 9 - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses are costs of $164,724, $170,468 and $152,700 for the years 1998, 1997 and 1996, respectively.

NOTE 10 - ACQUISITIONS:

On April 5, 1989, the Company acquired Accort Labs, Inc. in a business combination accounted for as a pooling of interests which became a wholly-owned Subsidiary through the exchange of 896,424 shares of common stock for all of its outstanding stock.

On January 29, 1998, the Company acquired 100 shares (100% interest) of Epolin Holding, Corp.'s outstanding common stock, thereby becoming a wholly-owned Subsidiary. The Company accounted for this business combination by the purchase method, in accordance with Accounting Principles Board (APB) #16, whereas the excess net book value over cost was used to reduce the basis of the acquired assets principally land and building.

NOTE 11 - COMMITMENTS:

On October 17, 1996, the premises leased from 350 South Street Partnership was purchased for $450,000 by Epolin Holding Corp., a New Jersey Corporation, controlled by Murray S. Cohen, Ph.D. and Mr. James A. Ivchenko, officers/stockholders of Epolin, Inc. This transaction was approved by the Board of Directors in June 1996 based upon the terms of a $350,000 mortgage obtained from the Broad National Bank wherein personal guarantees of Murray S. Cohen, Ph.D. and Mr. James A. Ivchenko were mandatory. Other directors declined to participate in this transaction. (See Note 10.)

The down payment of $100,000 was obtained from Epolin, Inc., evidenced by a five (5) year promissory note of $75,565 (net of a three (3) months security deposit under the terms of a five (5) year lease) payable in monthly payments of $1,541 including interest at an annual rate of 8.25%.

The lease, entered into on the same day as the purchase of the property, is for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment from the start of the second year. Rent includes reimbursed real estate taxes and insurance expenses under terms of the lease. Epolin Holding Corp. is a wholly-owned Subsidiary of Epolin, Inc. as of January 28, 1998.

                       EPOLIN, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 28, 1998



NOTE 11 - COMMITMENTS (continued):

The minimum annual rentals under the lease are as follows:

    Years Ended
    February 28,           Amounts

    1999                   $97,740
    2000                    97,740
    2001                    97,740
    2002                    65,160

Rental expense charged to operations amounted to $89,595, $90,717 and $90,437 for the years 1998, 1997 and 1996, respectively.

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whereby annual compensation of $19,645 plus interest would be deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded with a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the executive's 65th birthday or termination. Deferred compensation charged to operations were $20,799, $19,809 and $3,274 for the years 1998, 1997 and 1996 respectively. (See Note 12.)

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

                   EPOLIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FEBRUARY 28, 1998



NOTE 12 - PRIOR PERIOD ADJUSTMENT:

Deferred compensation to an officer of $49,948 previously eliminated was reinstated, resulting in changes to accumulated deficit as of February 28, 1997:

NOTE 13 - SUSEQUENT EVENTS:

On April 9, 1998, the Company purchased 25,000 shares of its common stock at $.38 per share on the open market. The Company intends to purchase additional shares of its stock in the near future.

NOTE 14 - RELATED PARTY TRANSACTIONS:

At February 28, 1997, the Company had advanced Epolin Holding Corp. (controlled by the officers/stockholders of the Company) $4,056 covering expenses related to the purchase of the premises leased by the Company (See Notes 1 and 10.)

Loan receivable - related party consists of the remaining amount due from loan by the Company to Epolin Holding Corp. covering the down payment for the purchase of the premises. (See Notes 1 and 10.)