Form 10QSB
period 1998-05-31
EPOLIN INC /NJ/
filed 1998-07-13
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MAY 31, 1998

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

            Common, no par value per share: 11,606,555
                  outstanding as of July 1, 1998

                  PART I - FINANCIAL INFORMATION

                   EPOLIN, INC. AND SUBSIDIARIES


                  Index to Financial Information
                     Period Ended May 31, 1998



Item                                                 Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                                 3

     Consolidated Balance Sheets                           4

     Consolidated Statements of Income                     6

     Consolidated Statements of Cash Flows                 7



     Item 2 - Management's Discussion and
              Analysis or Plan of Operation                8

                   EPOLIN, INC. AND SUBSIDIARIES

                           MAY 31, 1998



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


The results of operations for the three months ended May 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 1999.


These condensed statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended February 28, 1998.

                   EPOLIN, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                              ASSETS

                                              May 31,
                                       1998            1997
Current assets:
Cash and cash equivalents              $417,887        228,010
Accounts receivables                    199,697        267,227
Inventories                             366,948        365,920
Related party receivables                     -          4,256
Prepaid expenses:
Income Taxes                             32,799         10,145
Other                                    23,756         14,764
Employee Loans                              596              -
Deferred taxes                           95,240        100,555

Total current assets                  1,136,923        990,877

Property, plant and equipment
 - at cost:
Land                                     77,343              -
Building                                352,338              -
Machinery and equipment                 200,163        203,043
Furniture and fixtures                   11,036         11,036
Leasehold improvements                  432,037        429,037

Total                                 1,072,917        643,116

Less: Accumulated depreciation
 and amortization                       586,988        510,424

Net depreciated cost                    485,929        132,692

Other assets:
Loan receivable - related party               -         81,531
Deferred taxes                          103,684        199,494
Security deposits                        12,635         37,070
Cash value
- life insurance policy                  42,677         23,902

Total other assets                      158,996        341,997


Total                                $1,781,848      1,465,566

                       EPOLIN, INC. AND SUBSIDIARIES

                                (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             May 31,
                                     1998            1997
Current liabilities:
Accounts payable                     $ 12,186         9,057
Accrued expenses                       35,181        31,886
Taxes payable - payroll and income      1,311             -

Total current liabilities              48,678        40,943

Other liabilities
 - deferred compensation               93,800        23,053

Total liabilities                     142,478        63,996

Stockholders' equity:
Preferred stock,
 $15.513 par value: 940,000
 shares authorized; none issued
Preferred stock, series A
 convertible non-cumulative,
 $2.50 par value;
 redemption price and
 liquidation preference:
 60,000 shares authorized:
 5,478 shares issued
 and redeemed
Common stock, no par value;
 20,000,000 shares authorized:
 11,674,000 shares issued and
 11,606,555 shares outstanding       2,216,983       2,206,983
Common stock unissued                        -          10,000

Paid-in capital                          6,486           6,486
Accumulated deficit                   (574,558)       (821,899)

Total                                1,648,911       1,401,570
Less: treasury stock                    (9,541)              -

Total stockholders' equity           1,639,370       1,401,570


Total                               $1,781,848       1,465,566

                   EPOLIN, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                        THREE MONTHS ENDED

                                              May 31,
                                     1998              1997

Sales                                $302,377          343,460

Cost of expenses:
Cost of sales                         105,832          127,080
Selling, general and
 administrative expenses              156,260          177,517

Total                                 262,092          304,597

Operating income                       40,285           38,863

Other income - Interest                 3,871            2,364

Income before taxes                    44,156           41,227

Income tax expense                        406                -
Net income                           $ 43,750           41,227

Per share data:
Net income per common share          $      -                 -

Weighted average number of
shares of common outstanding         $11,602,388     11,611,555

                   EPOLIN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                        THREE MONTHS ENDED

                                            May 31,
                                     1998            1997
Cash flows from
 operating activities:
Net income                           $43,750          41,227
Adjustments to reconcile
 net income to net
 cash provided (used)
 by operating activities:
Depreciation and amortization         17,585          14,829
Changes in assets and liabilities:
Accounts receivable                   15,279         (40,703)
Inventories                           15,328         (24,232)
Advances and loans                     5,270          15,841
Accounts payable                     (28,199)         (9,668)
Accrued Expenses                     (20,362)         (1,328)
Taxes payable                           (352)         (6,347)

Net cash provided (used)
 by operating activities              48,299         (10,381)

Cash flows from
 investing activities:
Related party loan                      -           (10,027)
Purchase of treasury stock            (9,541)             -
Payments for equipment                     -         (4,385)

Net cash used by
 investing activities                 (9,541)       (14,412)

Cash flows from
 financing activities:
Post termination distribution
 - Epolin Holding Corp.              (10,000)             -

Increase (decrease) in cash           28,758        (24,793)

Cash and cash equivalents:
Beginning                            389,129        252,803
Ending                              $417,887        228,010

Supplemental Disclosure
 of Cash Flow Information:
Income taxes paid                       $366            175

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

Introduction

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

This discussion contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions by the Company's management as well as information currently available to the management. When used herein, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

Results of Operations

During the quarter ended May 31, 1998, the Company reported sales of approximately $302,400 as compared to sales of approximately $343,500 during the quarter ended May 31, 1997, a decrease of approximately $41,100 or 11.9%. This decrease in sales was primarily attributable to a decrease in sales of the Company's near infrared absorbing dyes and decreases in sales of new dyes and additional applications.

Operating income for the quarter ended May 31, 1998 increased to approximately $40,300 as compared to operating income of approximately $38,900 for the quarter ended May 31, 1997, an increase of approximately $1,400. This change resulted primarily from decreases in selling, general and administrative expenses and cost of sales, offset by a decrease in sales. The decrease in cost of sales was primarily attributable to a reduction in sales for the three months ended May 31, 1998. The cost of sales in the three months ended May 31, 1998 was approximately $262,100 as compared to cost of sales during the three months ended May 31, 1997 of approximately $304,600. During the three months ended May 31, 1998, the Company's selling, general and administrative expenses were approximately $156,300 as compared to selling, general and administrative expenses of approximately $177,500 for the three months ended May 31, 1997.

During the three months ended May 31, 1998, the Company realized approximately $3,900 in interest income as compared to approximately $2,400 in interest income for the comparable period of 1997.

During the quarter ended May 31, 1998, the Company reported income before taxes of approximately $44,200 as compared to income before taxes of approximately $41,200 for the three months ended May 31, 1997. Net income after taxes was approximately $43,800 for the three months ended May 31, 1998 as compared to an income after taxes of approximately $41,200 for the three months ended May 31, 1997.

Liquidity and Capital Resources

On May 31, 1998, the Company had working capital of approximately $1,088,000, an equity to debt ratio of approximately 11.5 to 1, and stockholders' equity of approximately $1,639,000. On May 31, 1998, the Company had approximately $418,000 in cash and cash equivalents, total assets of approximately $1,782,000 and total liabilities of approximately $142,000. At May 31, 1997, the Company had total assets of approximately $1,466,000. The increase in total assets at May 31, 1998 as compared to May 31, 1997 is primarily due to the inclusion of property owned by Epolin Holding Corp. which became a wholly-owned subsidiary of the Company in January 1998. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

Inflation has not significantly impacted the Company's operations.

Other Information

In March 1998 (subsequent to the end of fiscal 1998), the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. During the quarter ended May 31, 1998, the Company has repurchased 25,000 shares of its Common Stock under this program at $.38 per share.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 1998.

               None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  EPOLIN, INC.
                                  (Registrant)


Dated: July 10, 1998              By: /s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Chief Executive Officer



Dated: July 10, 1998              By: /s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Principal Financial Officer