Form 10QSB
period 1998-08-31
EPOLIN INC /NJ/
filed 1998-10-14
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                          FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended AUGUST 31, 1998

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

            Common, no par value per share: 11,606,555
                 outstanding as of October 1, 1998

                  PART I - FINANCIAL INFORMATION

                   EPOLIN, INC. AND SUBSIDIARIES


                  Index to Financial Information
                   Period Ended August 31, 1998



     Item                                          Page Herein

     Item 1 - Financial Statements:

     Introductory Comments                             3

     Consolidated Balance Sheets                       4

     Consolidated Statements of Income                 6

     Consolidated Statements of Cash Flows             8



     Item 2 - Management's Discussion and
              Analysis or Plan of Operation            9

                   EPOLIN, INC. AND SUBSIDIARIES

                          AUGUST 31, 1998



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



     The results of operations for the six months ended August 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 1999.



     These condensed statements should  be  read  in  conjunction  with the

Company's  audited  financial statements for the fiscal year ended February

28, 1998.

                   EPOLIN, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)


ASSETS
                                                  August 31,
                                          1998           1997
Current assets:
Cash and cash equivalents                 $  572,370     $  356,933
Accounts receivables                         186,041        253,766
Inventories                                  318,477        325,838
Related party receivables                         -           4,056
Prepaid expenses:
Income Taxes                                  60,603         10,145
Other                                         24,148         14,764
Deferred taxes                                95,240        100,555

Total current asset                        1,256,879      1,066,057

Property, plant and equipment
 - at cost:
Land                                          77,343             -
Building                                     352,338             -
Machinery and equipment                      200,162        203,043
Furniture and fixtures                        11,036         11,036
Leasehold improvements                       432,037        429,037

Total                                      1,072,916        643,116

Less: Accumulated depreciation
 and amortization                            604,575        525,253


Net depreciated cost                         468,341        117,863

Other assets:
Loan receivable - related party                   -          75,864
Deferred taxes                               103,684        199,494
Security deposit                              12,635         37,070
Cash value - life insurance policy            42,677         23,902

Total other assets                           158,996        336,330

Total                                     $1,884,216      1,520,250

                   EPOLIN, INC. AND SUBSIDIARIES

                            (Unaudited)

LIABILITIES AND
 STOCKHOLDERS' EQUITY

                                  August 31,
                                 1998          1997
Current liabilities:
Accounts payable                 $   9,908          5,637
Accrued expenses                    35,181         31,886
Taxes payable
 - payroll and income               23,487             -

Total current liabilities           68,576         37,523

Deferred compensation               93,800         73,053
Total liabilities                  162,376        110,576

Stockholders' equity:
Preferred stock, $15.513
 par value: 940,00 shares
 authorized; none issued
 Preferred stock, series A
 convertible non-cumulative,
 $2.50 par value; redemption
 price and liquidation
 preference: 60,000 shares
 authorized: 5,478 shares
 issued and redeemed
 Common stock, no par value;
 20,000,000 shares authorized:
 11,606,555 shares and
 11,654,000 shares issued
 and outstanding at                2,216,983     2,206,983
 1998 and 1997 respectively
 Common stock unissued                    -         10,000

 Paid-in capital                       6,486         6,486
 Accumulated deficit                (492,088)     (813,795)

Total                              1,731,381     1,409,674
Less: treasury stock                  (9,541)           -

Total stockholders' equity         1,721,840     1,409,674
Total                             $1,884,216     1,520,250

                   EPOLIN, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME


                        THREE MONTHS ENDED

                                              August 31,
                                     1998           1997

Sales                                $   469,770        403,758

Cost of sales and expenses:
Cost of sales                             164,419        130,852
Selling, general and
 administrative expenses                  201,951        217,526

Total                                     366,370        348,378

Operating income                          103,400         55,380

Other income - Interest                     4,698          2,725

Income before taxes                       108,098         58,105

Income tax expense                         25,628             -

Net income                              $  82,470         58,105


Per share data:
Net income per common share                  0.01           0.01

Weighted average number of
shares of common outstanding           11,606,555     11,611,555

                   EPOLIN, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)

                         SIX MONTHS ENDED

                                              August 31,
                                        1998          1997

Sales                                  $   772,147        747,218

Cost of sales and expenses:
Cost of sales                              270,251        257,932
Selling, general and
 administrative expenses                   358,211        395,043

Total                                      628,462        652,975

Operating income                           143,685         94,243

Other income - Interest                      8,569          5,089

Income before taxes                        152,254         99,332

Income tax expense                          26,034             -

Net income                             $   126,220         99,332


Per share data:
Net income per common share                   0.01           0.01

Weighted average number of
shares of common outstanding            11,604,472     11,611,555

                   EPOLIN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                         SIX MONTHS ENDED

                                                August 31,
                                         1998            1997
Cash flows from
 operating activities:
Net income                               $   126,220          99,332
Adjustments to reconcile
 net income to net
 cash provided by
 operating activities:
Depreciation and amortization                 35,174         29,658
Changes in assets and liabilities:
Accounts receivable                           28,935        (27,242)
Inventories                                   63,799         15,850
Advances and loans                                -          16,041
Prepaid expenses:
Income taxes                                 (27,804)            -
Other                                          5,473             -
Accounts payable                             (30,477)       (13,088)
Accrued Expenses                             (20,362)        (1,328)
Taxes payable                                 21,824         (6,348)

Net cash provided by
 operating activities                        202,782        112,875

Cash flows from
 investing activities:
Related party loans                               -         (4,360)
Purchase of treasury stock                    (9,541)           -
Payments for equipment                            -         (4,385)

Net cash used by
 investing activities                         (9,541)       (8,745)

Cash flows from
 financing activities:
Post termination distribution
 of Epolin Holding
Corp.'s former earnings                      (10,000)           -

Increase in cash                             183,241       104,130

Cash and cash equivalents:
Beginning                                    389,129       252,803
Ending                                      $572,370       356,933

Supplemental Disclosure
 of Cash Flow Information:
Income taxes paid                             $4,034           175

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

Results of Operations

During the quarter ended August 31, 1998, the Company reported sales of approximately $469,800 as compared to sales of approximately $403,800 during the quarter ended August 31, 1997, an increase of approximately $66,000 or 16.3%. During the six months ended August 31, 1998, the Company had sales of approximately $772,100 as compared to sales of approximately $747,200 during the six months ended August 31, 1997, an increase of approximately $24,900 or 3.3%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes and additional applications.

Operating income for the quarter ended August 31, 1998 increased to approximately $103,400 as compared to operating income of approximately $55,400 for the quarter ended August 31, 1997, an increase of approximately $48,000. Operating income for the six months ended August 31, 1998 increased to approximately $143,700 as compared to operating income of approximately $94,200 for the six months ended August 31, 1997, an increase of approximately $49,500. This change resulted primarily from an increase in sales and decreases in selling, general and administrative expenses. Cost of sales for the six months ended August 31, 1998 was approximately $270,300 as compared to cost of sales during the six months ended August 31, 1997 of approximately $257,900. During the six months ended August 31, 1998, the Company's selling, general and administrative expenses were approximately $358,200 as compared to selling, general and administrative expenses of approximately $395,000 for the six months ended August 31, 1997.

During the three and six months ended August 31, 1998, the Company realized approximately $4,700 and $8,600, respectively, in interest income as compared to approximately $2,700 and $5,100, respectively, in interest income for the comparable period of 1997.

During the quarter ended August 31, 1998, the Company reported income before taxes of approximately $108,100 as compared to income before taxes of approximately $58,100 for the three months ended August 31, 1997. For the six months ended August 31, 1998, the Company reported income before taxes of approximately $152,300 as compared to income before taxes of approximately $99,300 for the six months ended August 31, 1997. Net income after taxes was approximately $82,500 for the three months ended August 31, 1998 as compared to income after taxes of approximately $58,100 for the three months ended August 31, 1997. For the six months ended August 31, 1998, net income after taxes was approximately $126,200 as compared to income after taxes of approximately $99,300 for the comparable period of 1997.

Liquidity and Capital Resources

On August 31, 1998, the Company had working capital of approximately $1,188,000, an equity to debt ratio of approximately 10.6 to 1, and stockholders' equity of approximately $1,722,000. On August 31, 1998, the Company had approximately $572,000 in cash and cash equivalents, total assets of approximately $1,884,000 and total liabilities of approximately
$162,000.   At August 31, 1997, the Company had total assets of
approximately $1,520,000. The increase in total assets at August 31, 1998 as compared to August 31, 1997 is primarily due to the inclusion of property owned by Epolin Holding Corp. which became a wholly-owned subsidiary of the Company in January 1998. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

Inflation has not significantly impacted the Company's operations.

Other Information

In March 1998 (subsequent to the end of fiscal 1998), the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. During the quarter ended May 31, 1998, the Company repurchased 25,000 shares of its Common Stock under this program at $.38 per share. No shares were repurchased during the quarter ended August 31, 1998.

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

               (b)  Reports on Form 8-K.

               Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 1998.

               None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EPOLIN, INC.
                                        (Registrant)


Dated:   October 13, 1998               By:  /s/Murray S. Cohen
                                             Murray S. Cohen,
                                             Chief Executive Officer

Dated:   October 13, 1998               By:  /s/Murray S. Cohen
                                             Murray S. Cohen,
                                             Principal Financial Officer