Form 10QSB
period 1998-11-30
EPOLIN INC /NJ/
filed 1999-01-14
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended NOVEMBER 30, 1998

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

              Common, no par value per share: 11,606,555
                  outstanding as of January 1, 1999

                       PART I - FINANCIAL INFORMATION

                        EPOLIN, INC. AND SUBSIDIARIES


                        Index to Financial Information
                        Period Ended November 30, 1998



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

                               November 30, 1998



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

        The results of operations for the nine months ended November 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 1999.

        These condensed statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended February 28, 1998.

                        EPOLIN, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                    ASSETS


                                           November 30,

                                           1998          1997
        Current assets:
        Cash and cash equivalents          $761,519      598,341
        Accounts receivable                  92,909      266,594
        Inventories                         294,900      301,840
        Related party receivables                 -        4,056
        Prepaid expenses:
        Income Taxes                         82,804       10,145
        Other                                26,703        8,414
        Deferred taxes                            -      100,555

        Total current assets              1,258,835    1,289,945

        Property, plant and
         equipment - at cost:
        Land                                 77,343            -
        Building                            352,338            -
        Machinery and equipment             200,162      203,043
        Furniture and fixtures               11,036       11,036
        Leasehold improvements              432,037      432,037
        Total                             1,072,916      646,116

        Less: Accumulated
         depreciation and
         amortization                       622,165      540,082

        Net depreciated cost                450,751      106,034

        Other assets:
        Loan receivable
        - related party                           -      70,198
        Deferred taxes                      198,924     199,493
        Security deposits                    12,635      37,070
        Cash value - life
         insurance policy                    42,680      23,902
        Total other assets                  254,239     330,663
        Total                            $1,963,825   1,726,642

                       EPOLIN, INC. AND SUBSIDIARIES

                                 (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             November 30,
                                             1998             1997
        Current liabilities:
        Accounts payable                    $4,393            22,851
        Accrued expenses                    46,239            31,886
        Taxes payable
         - payroll and income                1,902                 -
        Total current liabilities           52,534            54,737

        Other liabilities
         - deferred compensation            93,800            73,053

        Total liabilities                  146,334           127,790

        Commitments

        Stockholders' equity:
        Preferred stock, $15.513
        par value: 940,000
        shares authorized;
        none issued                              -                 -
        Preferred stock,
        series A convertible
         non-cumulative,
        $2.50 par value;
        redemption price and
        liquidation preference:
        60,000 shares
        authorized:
        5,478 shares
        issued and redeemed                     -                 -
        Common stock,
        no par value;
        20,000,000 shares
        authorized:
        11,606,555 and
        11,654,000 shares
        issued outstanding
        at 1998 and 1997
         respectively                    2,216,983        2,206,984
        Common stock unissued                    -           10,000

        Paid-in capital                      6,486            6,486
        Accumulated deficit               (384,673)        (624,618)
                               Total     1,838,796        1,598,852
        Less: treasury stock               (21,305)               -

        Total stockholders' equity       1,817,491        1,598,852



        Total                           $1,963,825        1,726,642

                       EPOLIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                              THREE MONTHS ENDED

                                       November 30,

                                       1998             1997

        Sales                          $351,627         486,083


        Cost of sales and expenses:

        Cost of sales                  103,516         120,598
        Selling, general
        and administrative expenses
                                       173,469         180,898

        Total                          276,985         301,496


        Operating income                74,642         184,587

        Other income - Interest          8,972           4,590

        Income before taxes             83,614         189,177

        Income tax expense             (23,801)              -

        Net income                    $107,415         189,177


        Per share data:
        Net income
         per common share                 0.01           0.02


        Weighted average
        number of shares of
        common outstanding            11,606,555      11,611,555

                        EPOLIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                             NINE MONTHS ENDED


                                       November 30,
                                       1998                 1997

        Sales                          $1,123,774      1,233,301


        Cost of sales and expenses:
        Cost of sales                     373,767        378,530
        Selling, general and
        administrative expenses           531,680        575,941

        Total                             905,447        954,471

        Operating income                  218,327        278,830

        Other income - Interest            17,541          9,679

        Income before taxes               235,868        288,509

        Income tax expense                  2,233              -

        Net income                       $233,635        288,509


        Per share data:
        Net income per common share          0.02           0.02

        Weighted average number of
        shares of common outstanding     11,604,472     11,611,555

                    EPOLIN, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                            NINE MONTHS ENDED

                                              November 30,
                                              1998              1997
Cash flows from operating activities:

Net income                                    $233,635       288,509
Adjustments to reconcile net income to net

cash provided by operating activities:
Depreciation and amortization                   52,764        44,487
Changes in assets and liabilities:
Accounts receivable                            122,067       (40,070)
Inventories                                     87,376        39,848
Advances and loans                                   -        16,041
Prepaid expenses:
Income taxes                                   (50,005)            -
Other                                            2,916         6,350           -
Accounts payable                               (35,992)        4,127
Accrued expenses                                (9,304)       (1,328)
Taxes payable                                      238        (6,347)

Net cash provided by
operating activities                           403,695       351,617

Cash flows from investing activities:

Related party loans                                  -         1,306
Purchase of treasury stock                     (21,305)            -

Payments for equipment                               -        (7,385)

Net cash used by investing activities          (21,305)       (6,079)

Cash flows from financing activities:
Post termination distribution
of Epolin Holding Corp.'s former earnings      (10,000)            -


Increase in cash                               372,390       345,538

Cash and cash equivalents:
Beginning                                      389,129       252,803
Ending                                        $761,519       598,341

Supplemental Disclosure of
Cash Flow Information:

Income taxes paid                              $4,034        14,300

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

Results of Operations

During the quarter ended November 30, 1998, the Company reported sales of approximately $351,600 as compared to sales of approximately $486,100 during the quarter ended November 30, 1997, a decrease of approximately $134,500 or 27.7%. During the nine months ended November 30, 1998, the Company had sales of approximately $1,123,800 as compared to sales of approximately $1,233,300 during the nine months ended November 30, 1997, a decrease of approximately $109,500 or 8.9%. This decrease in sales was primarily attributable to a decrease in sales of the Company's near infrared absorbing dyes and decreases in sales of new dyes and additional applications in the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997.

Operating income for the quarter ended November 30, 1998 decreased to approximately $74,600 as compared to operating income of approximately $184,600 for the quarter ended November 30, 1997, a decrease of approximately $110,000. Operating income for the nine months ended November 30, 1998 decreased to approximately $218,300 as compared to operating income of approximately $278,800 for the nine months ended November 30, 1997, a decrease of approximately $60,500. This change resulted primarily from a decrease in sales during the quarter ended November 30, 1998 as compared to the comparable 1997 period partially offset by decreases in selling, general and administrative expenses. Cost of sales for the nine months ended November 30, 1998 was approximately $373,800 as compared to cost of sales during the nine months ended November 30, 1997 of approximately $378,600. During the nine months ended November 30, 1998, the Company's selling, general and administrative expenses were approximately $531,700 as compared to selling, general and administrative expenses of approximately $575,900 for the nine months ended November 30, 1997.

During the three and nine months ended November 30, 1998, the Company realized approximately $9,000 and $17,500, respectively, in interest income as compared to approximately $4,600 and $9,700, respectively, in interest income for the comparable period of 1997.

During the quarter ended November 30, 1998, the Company reported income before taxes of approximately $83,600 as compared to income before taxes of approximately $189,200 for the three months ended November 30, 1997. For the nine months ended November 30, 1998, the Company reported income before taxes of approximately $235,900 as compared to income before taxes of approximately $288,500 for the nine months ended November 30, 1997. Net income after taxes was approximately $107,400 for the three months ended November 30, 1998 as compared to income after taxes of approximately $189,200 for the three months ended November 30, 1997. For the nine months ended November 30, 1998, net income after taxes was approximately $233,600 as compared to income after taxes of approximately $288,500 for the comparable period of 1997.

Liquidity and Capital Resources

On November 30, 1998, the Company had working capital of approximately $1,206,000, an equity to debt ratio of approximately
12.4 to 1, and stockholders' equity of approximately $1,817,000. On November 30, 1998, the Company had approximately $762,000 in cash and cash equivalents, total assets of approximately $1,964,000 and total liabilities of approximately $146,000. At November 30, 1997, the Company had total assets of approximately $1,727,000. The increase in total assets at November 30, 1998 as compared to November 30, 1997 is primarily due to the inclusion of property owned by Epolin Holding Corp. which became a wholly-owned subsidiary of the Company in January 1998. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

Inflation has not significantly impacted the Company's operations.

Year 2000 Issue

The year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

Based on recent assessments, the Company determined that its critical software (primarily widely used software packages) and all of its critical business systems, including manufacturing instrumentation, already are year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. In this regard, the Company believes its greatest year 2000 risk for disruption to its business is the potential noncompliance of third parties. As a result, the Company has initiated communications with third parties with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's
business is vulnerable to the third parties  failure  to   make
their systems year 2000 compliant. To date, the Company is still continuing to gather information from such other important third parties.

The Company currently does not have a contingency plan in the event of a particular system, including the systems of material third parties, are not year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurances can be given that there will be no interruption of operations in the year 2000 the Company believes (and assuming that third parties with whom the Company has material business relationships successfully remediate their own year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

The Company has used and will continue to use internal resources to resolve its year 2000 issue. Costs incurred to date by the Company have not been material. The Company currently expects that the total cost of these programs will not exceed $60,000.

Other Information

In March 1998 (subsequent to the end of fiscal 1998), the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. During the quarter ended May 31, 1998, the Company repurchased 25,000 shares of its Common Stock under this program at $.38 per share. No shares were repurchased during the quarter ended November 30, 1998.


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

              (b)  Reports on Form 8-K.

              Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 1998.

              None.


                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: January 14, 1999            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Chief Executive Officer


Dated: January 14, 1999            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Principal Financial Officer