Form 10QSB/A
period 1998-08-31
EPOLIN INC /NJ/
filed 1999-01-15
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                            FORM 10-QSB/A

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



EXPLANATORY NOTE

Epolin, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1998 solely for the purpose of amending Management's Discussion and Analysis or Plan of Operation to address the year 2000 issue.

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




                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to its Form 10-QSB on Form
10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: January 15, 1999            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Chief Executive Officer