Form 10KSB
period 1999-02-28
EPOLIN INC /NJ/
filed 1999-06-16
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

                            FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended FEBRUARY 28, 1999

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

                       Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $1,681,243

As of June 1, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (4,985,631 shares) was approximately
$1,096,839. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on June 1, 1999 was 11,561,555.

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

In July 1997, the Board of Directors of Epolin approved a plan of merger (the "Plan") wherein Epolin's wholly-owned subsidiary, Accort, would merge into Epolin. The effective date of the Plan was deemed to have occurred as of the beginning of fiscal 1998. The merger was approved by the State of New Jersey as of December 30, 1998. As a result, Accort's assets, liabilities and stockholders' equity as of March 1, 1997 were transferred to Epolin. Accort had no transactions for the years ended February 28, 1998 and 1999.

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

A material portion of the Company's business is dependent on certain customers, the loss of which could have a material effect on operations. During the year ended February 28, 1999, approximately 52.8% of sales were to four customers, two of which totaled 32.4%. Three of these customers comprised 40.2% of accounts receivable at February 28, 1999. During the year ended February 28, 1998, approximately 76.6% of sales were to seven customers, two of which totaled 31.0%. Three of these customers comprised 61.3% of accounts receivable at February 28, 1998.

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

Period                                       Bid Prices

Fiscal year ended February 28, 1998:         High      Low

March 1, 1997 to May 31, 1997                $.10      $.07
June 1, 1997 to Aug. 31, 1997                $.12      $.07
Sept. 1, 1997 to Nov. 30, 1997               $.12      $.07
Dec. 1, 1997 to Feb. 28, 1998                $.25      $.09

Fiscal year ended February 28, 1999:         High      Low

March 1, 1998 to May 31, 1998                $.44      $.1875
June 1, 1998 to Aug. 31, 1998                $.34      $.15
Sept. 1, 1998 to Nov. 30, 1998               $.20      $.08
Dec. 1, 1998 to Feb. 28, 1999                $.22      $.15

     (b)  Holders.

As of June 1, 1999 there were approximately 325 record holders of the Company's Common Stock.

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

Results of Operations

    Fiscal 1999 Compared to Fiscal 1998

During the year ended February 28, 1999, the Company reported sales of approximately $1,681,000 as compared to sales of approximately $1,602,000 during the year ended February 28, 1998, an increase of approximately $79,000 or 4.9%. This increase in sales was primarily attributable to a small increase in sales of the Company's near infrared absorbing dyes, and small increases in sales of new dyes for new applications.

Operating income for fiscal 1999 decreased to approximately $280,000 as compared to operating income of approximately $383,000 for fiscal 1998, a decrease of approximately $103,000. This change resulted primarily from increases in selling, general and administrative expenses and increases in cost of sales, partially offset by an increase in sales. Cost of sales in fiscal 1999 was approximately $671,000 compared to cost of sales in fiscal 1998 of approximately $492,000. In fiscal 1999, the Company's selling, general and administrative expenses were approximately $731,000 as compared to selling, general and administrative expenses of approximately $727,000 for the fiscal year ended February 28, 1998.

During the fiscal year ended February 28, 1999, the Company realized approximately $27,000 in interest income as compared to approximately $22,000 in interest income for the prior year. This increase resulted primarily from increases in available cash in fiscal 1999.

During the fiscal year ended February 28, 1999, the Company reported income before taxes of approximately $307,000 as compared to income before taxes of approximately $406,000 for the fiscal year ended February 28, 1998. Net income after taxes was approximately $148,000 or $.01 per share for fiscal 1999 as compared to net income after taxes of approximately $305,000 or $.03 per share for fiscal 1998.

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

Liquidity and Capital Resources

On February 28, 1999, the Company had working capital of approximately $1,334,000, an equity to debt ratio of 6.10 to 1, and stockholders' equity of approximately $1,732,000. On February 28, 1999, the Company had approximately $676,000 in cash and cash equivalents, total assets of approximately $2,016,000 and total liabilities of approximately $284,000. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

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

Other Information

In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. During the fiscal year ended February 28, 1999, the Company repurchased 155,000 shares of its Common Stock under this program at a cumulative cost of $34,084.

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

                                Present Position         Has Served As
Name                       Age  and Offices              Director Since


Murray S. Cohen            74  Chairman of the            1984
                               Board, Chief Executive
                               Officer and Director

James Ivchenko             59  President                  1993
                               and Director

Chester C. Swasey          55  Vice President of          1994
                               Sales and Marketing,
                               Secretary and Director

Claire Bluestein           73  Director                   1984

Morris Dunkel              71  Director                   1984

Abdelhamid A.H. Ramadan    59  Director                   1994

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

Item 10.  Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 1999, 1998 and 1997, of those persons who were, at February 28, 1999 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                                Summary Compensation Table

                                         Annual
                                         Compensation

Name and Principal        Fiscal
Position                  Year           Salary       Bonus

Murray S. Cohen           1999           $111,538(1)  $20,000
Chairman of the           1998           $ 89,575(1)  $20,000
Board and Chief           1997           $ 88,542(1)  $ 7,950
Executive Officer

James Ivchenko            1999           $106,538(1)  $15,000
President                 1998           $ 95,771(1)  $15,000
                          1997           $ 83,125(1)  $ 7,950

Chester C. Swasey         1999           $ 94,504     $ 5,000
Vice President of         1998           $ 89,903     $ 5,000
Sales and Marketing       1997           $ 82,596     $ 4,300

                      Summary Compensation Table

                         Long-Term
                         Compensation

                                   Restricted       Shares
Name and Principal    Fiscal       Stock            Underlying
Position              Year         Awards           Options

Murray S. Cohen       1999         0                75,000
Chairman of the       1998         0                0
Board and Chief       1997         0                0
Executive Officer

James Ivchenko        1999         0                75,000
President             1998         0                0
                      1997         0                0

Chester C. Swasey     1999         0                75,000
Vice President of     1998         0                0
Sales and Marketing   1997         0                0


(1)  Does not include any deferred compensation arrangements.

Stock Option Plans

The Company previously adopted the 1986 Employees' Stock Option Plan (the "1986 Plan"). As of April 1996, options may no longer be granted under the 1986 Plan. Under the terms of the 1986 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the 1986 Plan. Such options expire on December 1, 2005. To date, options to acquire 85,000 shares of the Company's Common Stock
have been exercised under the 1986 Plan.    The Company has repurchased all
of such shares which were acquired upon exercise.

In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 28, 1999, options to acquire 450,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 300,000 options were available for future grant.

The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended February 28, 1999.

                   OPTION GRANTS IN FISCAL 1999

                         INDIVIDUAL GRANTS

                                       Percent of Total
                    Number of          Options Granted
                    Securities         to             Exercise or
                    Underlying Options Employees in   Base Price
Name                Granted            Fiscal Year    ($/Sh)

Murray S. Cohen     75,000             16.7%          $.15
James Ivchenko      75,000             16.7%          $.15
Chester C. Swasey   75,000             16.7%          $.15

                   Option Grants in Fiscal 1999

                         Individual Grants

                               Market
                               Price
                               On
                               Date of          Expiration
Name                           Grant(1)         Date

Murray S. Cohen                $11,625          12/1/2008
James Ivchenko                 $11,625          12/1/2008
Chester C. Swasey              $11,625          12/1/2008
_______________________

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the date of grant. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Stock over the exercise price on the date the option is exercised.

The following table set forth certain information as to each exercise of stock options during the year ended February 28, 1999, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 1999 and Year-End Option Value

                                              Number of Securities
                     Shares                   Underlying Unexercised
                     Acquired                 Options at February 28, 1999
                     On         Value
                     Exercise   Realized      Exercisable  Unexercisable

Murray S. Cohen        -0-        -0-         75,000       75,000
James Ivchenko         -0-        -0-         75,000       75,000
Chester C. Swasey      -0-        -0-         75,000       75,000

  Aggregated Option Exercises in Fiscal 1999 and Year-End Option Value

                        Value of Unexercised
                        In-the-Money Options
                        at February 28, 1999(1)
                        Exercisable     Unexercisable

Murray S. Cohen         $12,750           $4,500
James Ivchenko          $12,750           $4,500
Chester C. Swasey       $12,075           $4,500
________________________

(1) Realizable values are reported net of the option exercise price but before any income taxes that the executive may have to pay. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock as well as the option holder's continued employment through the vesting period. The amounts reflected in this table may never be obtained.

Compensation of Directors

Since inception, no director has received any cash compensation for his services as such. In the past, directors have been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Deferred Compensation

In December 1995, the Company entered into deferred compensation agreements with James Ivchenko, President of the Company, and Murray S. Cohen, Chairman of the Board and Chief Executive Officer of the Company. Mr. Ivchenko's compensation of $19,645 plus interest will be deferred until Mr. Ivchenko reaches the age of 65 or his employment is terminated. The obligation is being funded with a life insurance policy owned by the Company. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the executive reaching the age of 65 or termination of his employment. Dr. Cohen's agreement provides for a credit of $25,000 per year to his account until his date of retirement. Upon retirement, he will be paid pursuant to either of the following methods as determined and selected in the sole discretion of the
Company: (i) equal consecutive monthly payments for a period not exceeding 60 months or (ii) a single payment equal to the then percent value of his account.

The Company also entered into deferred compensation agreements in June 1998 with Chester C. Swasey and Abdelhamid A.H. Ramadan. These agreements provide for annual payments of 50% of each employee's salary before bonuses at his respective retirement dates, to be paid in biweekly installments for 10 years. The effective date of these agreements is March 1, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as June 1, 1999, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                               Amount and Nature of        Percent
Name                           Beneficial Ownership        of Class

Murray S. Cohen(1)*            2,790,958(2)                24.0%
James Ivchenko(1)*             1,644,587                   14.1%
Chester C. Swasey(1)*            925,822                    7.9%
Claire Bluestein*                945,155                    8.0%
Morris Dunkel*                   200,000                    1.7%
Abdelhamid R.H.
 Ramadan(1)*                     369,402                    3.2%

All Officers and Directors
as a Group (6 persons)         6,875,924                   58.0%


* Indicates a Director of the Company. The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

(1) Includes 75,000 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1986 Plan. Does not include an additional 75,000 shares which each does not have the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan.

(2) Includes 1,000,000 shares owned by three grandchildren of Dr. Cohen, which shares are held by Dr. Cohen's daughters as custodian. Dr. Cohen holds a proxy with respect to such shares which proxy expires in 2000. As a result, Dr. Cohen may be deemed to be the beneficial owner of such shares.


Item 12.  Certain Relationships and Related Transactions.

          None.

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

                                   Dated: June 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature              Title                        Date


/s/Murray S. Cohen     Chief Executive Officer,     06/15/99
Murray S.  Cohen       Chairman of the Board,
                       Director (Principal
                       Executive Officer and
                       Principal Financial Officer)

/s/James Ivchenko      President, Director          06/14/99
James Ivchenko

                       Vice President of
Chester C. Swasey      Sales and Marketing,
                       Secretary, Director

/s/Claire Bluestein    Director                     06/15/99
Claire Bluestein

/s/Morris Dunkel       Director                     06/15/99
Morris Dunkel

Abdelhamid A.H.
 Ramadan               Director

                         EPOLIN, INC. AND SUBSIDIARIES

                             FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 1999 AND 1998

                                   CONTENTS





Independent Auditor's Report

Consolidated Financial Statements:

  Consolidated Balance Sheets

  Consolidated Statement of Income

  Consolidated Statements of Stockholders' Equity

  Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARIES
Newark, New Jersey

We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and its wholly owned Subsidiary(ies) as of February 28, 1999 and 1998 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the years ended February 28, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary(ies) as of February 28, 1999 and 1998 and the results of its operations and its cash flows for the years ended February 28, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



                                             /s/POLAKOFF WEISMANN LEEN LLC
                                             POLAKOFF WEISMANN LEEN LLC
May 15, 1999

                         EPOLIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS

                                                         February 28,
                                                    1999       1998
Current assets:
 Cash and cash equivalents                          $675,728   389,129
 Accounts receivable                                 330,914   214,976
 Inventories                                         279,624   382,276
Prepaid expenses:
 Income taxes                                         22,504    32,799
 Other                                                16,947    23,756
 Employee loans                                       10,362     5,866
 Deferred tax assets
  -current portion                                   126,854    95,240

Total current assets                               1,462,933  1,144,042

Property, plant and
 equipment - at cost:
Land                                                  81,000     77,343
Building                                             369,000    352,338
Machinery and equipment                              200,162    200,162
Furniture and fixtures                                11,036     11,036
Leasehold improvements                               432,037    432,037

Total                                              1,093,235  1,072,916

Less:
  Accumulated depreciation
   and amortization                                  631,514    569,401

Net property,
 plant and equipment                                 461,721    503,515

Other assets:
Deferred tax assets
-non current portion                                  29,253    103,684
Security deposits                                          0     12,635
Cash value
 - life insurance policy                              62,558     42,677

Total other assets                                    91,811    158,996

Total                                             $2,016,465  1,806,553



     The accompanying notes are an integral part of these statements.

                         EPOLIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      February 28,
                                                   1999         1998
Current liabilities:
  Accounts payable                                 $    43,404     40,385
  Accrued expenses                                      51,027     55,543
  Taxes payable:
Payroll                                                  1,310      1,663
Income                                                  33,235          0

Total current liabilities                              128,976     97,591

Other liabilities:
  Deferred compensation                                144,764     93,800
  Loans payable-officers                                10,319          0

Total other liabilities                                155,083     93,800

 Total liabilities                                     284,059    191,391

Stockholders' equity:
 Preferred stock, $15.513 par value; 940,000
 shares authorized; none issued
 Preferred stock, series A convertible
 non-cumulative, $2.50 par value;
 redemption price and liquidation preference;
 60,000 shares authorized; 5,478 shares issued
 and redeemed Common stock, no par value;
 20,000,000 shares authorized; 11,759,000 and
 11,654,000 shares issued and outstanding at
 1999 and 1998, respectively                        2,220,384    2,206,984
 Common stock unissued                                      0       10,000
Paid-in capital                                         6,486        6,486
Accumulated deficit                                  (460,380)    (608,308)

Total                                               1,766,490    1,615,162
Less:
 Treasury stock
  -at cost                                             34,084            0

Total stockholders' equity                          1,732,406    1,615,162

  Total                                            $2,016,465    1,806,553


      The accompanying notes are an integral part of these statements.

                         EPOLIN, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


                                      1999         1998        1997

Sales                                 $1,681,243   1,602,150   1,414,226

Cost of sales and expenses:
Cost of sales                            670,793     491,960     500,975
Selling, general and administrative
 expenses                                 730,816     726,990     616,438

Total                                  1,401,609   1,218,950   1,117,413

Operating income                         279,634     383,200     296,813

Other income:
Interest income                           27,304      22,487      12,933
Gain on disposal of assets                     0         500      22,525

Total other income                        27,304      22,987      35,458

Income before taxes                      306,938     406,187     332,271

Income taxes                             159,010     101,420     122,720

Net income                              $147,928     304,767     209,551


Per share data:
Basic earnings per common share             0.01        0.03        0.02

Fully diluted earnings
 per common share                           0.01        0.03        0.02

Weighted average number of
 common shares outstanding              11,597,048  11,611,555  11,611,555



      The accompanying notes are an integral part of these statements.

                         EPOLIN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                      Additional
                       Common         Paid-in-     Accumulated  Stockholders'
                       Stock          Capital      Deficit      Equity


Balance
- March 1, 1996        $2,216,984     6,486        (1,072,678)  1,150,792

Net income
- Year ended
February 28, 1997               0         0           209,551     209,551

Balance
- February 28, 1997     2,216,984     6,486          (863,127)  1,360,343

Prior period
 adjustment                     0         0           (49,948)    (49,948)

Net income
- Year ended
February 28, 1998               0         0           304,767     304,767

Balance
- February 28, 1998     2,216,984     6,486          (608,308)  1,615,162

Common stock issued
 for stock option           3,400         0                 0       3,400

Net income
- Year ended
February 28, 1999               0         0           147,928     147,928

Balance
- February 28, 1999    $2,220,384     6,486          (460,380)  1,766,490


      The accompanying notes are an integral part of these statements.

                         EPOLIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


                                             1999      1998       1997

Cash flows from operating activities:
Net income                                   $147,928   304,767    209,551
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization                  62,113    61,890     65,022
Deferred tax expense                           42,817   101,125     87,420
Obligation under deferred compensation
agreement                                      50,964    20,799     19,779
(Increase) decrease in:
Accounts receivable                          (115,938)   11,548    (62,258)
Inventories                                   102,652   (40,588)   (96,262)
Employee loans                                 (4,496)   (5,866)    (4,056)
Prepaid expenses:
Income taxes                                   10,295   (22,654)   (10,145)
Other                                           6,809    (8,992)    (3,453)
Security deposits                              12,635    24,435    (24,435)
Increase (decrease) in:
Accounts payable                                3,019    21,660    (30,435)
Accrued expenses                               (4,516)   22,329     21,788
Taxes payable:
Payroll                                          (353)   (4,834)     6,347
Income                                         33,235       150    (34,975)
Net cash provided by operating activities     347,164   485,769    143,888
Cash flows from investing activities:
Related party loans                            10,319    91,601    (87,545)
Increase in cash value
- life insurance policy                       (19,881)  (18,775)   (17,333)
Assets from acquisition of subsidiary -
net of accumulated depreciation               (20,319) (417,765)         0
Payments for equipment                              0    (4,504)   (18,007)

Net cash used by investing activities         (29,881) (349,443)  (122,885)

     The accompanying notes are an integral part of these statements.

                         EPOLIN, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997


                                         1999        1998       1997

Cash flows from financing activities:
Proceeds from the issuance of
 capital stock                              3,400          0          0
Purchase of treasury stock                (34,084)         0          0

Net cash used by financing activities     (30,684)         0          0

Increase  in cash                         286,599    136,326     21,003

Cash and cash equivalents:
  Beginning                               389,129    252,803    231,800

  Ending                                 $675,728    389,129    252,803

Supplemental Disclosure of Cash Flow
Information:

Income taxes paid                        $ 80,700     22,504    42,050



     The accompanying notes are an integral part of these statements.

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION:

Prior to March 1, 1997, the Company's wholly-owned Subsidiary, Accort Labs, Inc., was engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical and flavors and fragrance industries to customers located in the eastern part of the United States.

On July 1, 1997, the Board of Directors approved a plan of merger ("Plan") whereas the Company's wholly owned Subsidiary, Accort Labs, Inc. (the merging corporation), would merge into Epolin, Inc. (the surviving corporation). The effective date of the Plan was March 1, 1997, filed with the State of New Jersey on July 25, 1997, and approved as of December 30, 1998. The merging corporation's assets, liabilities and stockholder's equity as of March 1, 1997 were transferred to the surviving corporation. The merging corporation was inactive for the years ended February 28, 1999 and 1998.

The Company's wholly owned Subsidiary, Epolin Holding, Corp., was incorporated in New Jersey as a real estate holding company assets consisting of land and a building. Prior to being acquired on January 29, 1998, it was controlled by two officers/stockholders of the Company.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 28, 1999 follows:

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                Epolin
                     Epolin     Holding   Eliminations   Consolidated

Current assets       $1,455,396   61,501      (53,964)   1,462,933
Non-current assets      542,387  427,853     (416,708)     553,532
Total                $1,997,783  489,354     (470,672)   2,106,465
Total liabilities    $  338,023  399,514     (453,478)     284,059

Stockholders'
 equity:
Common stock          2,220,384        -            -    2,220,384
Additional paid
-in capital               6,486        -            -        6,486
Accumulated
 deficit               (533,026)  89,840      (17,194)    (460,380)
Treasury stock          (34,084)       -            -      (34,084)

Total
 stockholders'
 equity               1,659,760   89,840      (17,194)   1,732,406

Total                $1,997,783  489,354     (470,672)   2,016,465

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

Sales                $1,681,243        -            -    1,681,243
Other revenue                 -   97,740      (97,740)           -
Total                 1,681,243   97,740      (97,740)   1,681,243

Cost of sales           768,533        -      (97,740)     670,793
Selling,
 general
 and
 administrative        706,088    24,728             -     730,816
Total                1,474,621    24,728      (97,740)   1,401,609

Operating income       206,622    73,012            -      279,634

Other income            27,304         -            -       27,304

Income before
 taxes                 233,926    73,012            -      306,938
Income taxes           158,644       366            -      159,010

Net income             $75,282    72,646            -      147,928

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)


Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government in the amounts of $575,728 and $289,129 at February 28, 1999 and 1998, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.

Property, Plant and Equipment - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

Depreciation and amortization expense totaled $62,113, $61,890 and $68,396 for the fiscal years 1999, 1998 and 1997, respectively.

Income taxes -The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", wherein the asset and liability method is used in accounting for income taxes.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, allowance for doubtful accounts and net operating loss carry forwards.

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

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999



NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 1999, approximately 52.78% of sales were to
four customers, two of which totaled 32.39%.   Three of these customers,
located in the Eastern United States, comprised 40.21% of accounts receivable at February 28, 1999. During the year ended February 28, 1998, approximately 76.6% of sales were to seven customers, two of which totaled 31.0%. Three of these customers located in the Eastern United States comprised 61.3% of accounts receivable at February 28, 1998.

NOTE D - INVENTORIES:
                                          1999          1998

Raw materials and supplies                $ 33,242        21,907
Work in process                             27,491         2,741
Finished goods                             218,891       357,628

     Total                                $279,624       382,276

NOTE E - INCOME TAXES:
                                          1999          1998

Federal and State deferred tax
 assets include the following:

Tax effect of utilization of net
 operating loss carryforwards            $ 32,671        88,905

Temporary differences
 - principally accelerated
 amortization of leasehold
 improvements for book purposes           123,436       110,019

Total - deferred tax assets               156,107        198,92

Current portion                           126,854        95,240

Non-current portion                      $ 29,253       103,684

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999

NOTE E - INCOME TAXES (Continued):

Income tax expense consists of the following components:

                                  1999        1998            1997
  Current
    Federal                       $112,341          -              -
    State                            3,852        295         35,300
     Total current                 116,193        295         35,300

Deferred:
    Federal                          9,995     66,924         90,625
    State                           32,822     34,201         (3,205)

 Total deferred                     42,817    101,125         87,420

    Total                         $159,010    101,420        122,720

Reconciliation of income tax at the statutory rate to the Company's effective rate:

Computed at the
 statutory rate                   $219,815    231,300        112,972
State income taxes
 (net)                               3,852        295         23,298
Decrease in
 deferred tax asset
 valuation allowance                     -   (113,214)             -
Non-deductible items               (64,657)   (16,961)       (13,550)

    Total provision for taxes     $159,010    101,420        122,720

For State tax purposes, the Company has available approximately $363,016 of net operating loss carryforwards as of February 28, 1999, which expire in the years 2000 through 2003.

NOTE F - ACCRUED SALARIES:

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was classified as deferred compensation as of February 28, 1998.

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999


NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $12,908, $12,141 and $11,191 for the years ended February 28, 1999, 1998 and
1997 respectfully.

Incentive Compensation Plan - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock. Shares issued are determined at fifty percent of the closing bid price and vested and delivered over a three-year
period.   During the  year ended February 28, 1999, 20,000 vested shares of common stock covering a previously awarded bonus were issued to the employee on May 18, 1998.

Employee Option Plan - The Company previously adopted The Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. In December 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005.

Outstanding Options:

  Shares allocated as of February 28, 1999           405,000

  Option price                                       $  0.04


All outstanding options are exercisable currently. No options were granted or expired during fiscal year ended February 28, 1999. Options to purchase 85,000 shares were exercised in the current year.

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999

NOTE G - EMPLOYEE BENEFITS (continued):

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan which do not meet the requirements of Section 422 of the Code. Options expire ten years after the date granted and are subject to a vesting period as follows:
(1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted at $0.15 per share.

Option granted as of February 28, 1999:

No. of                Date                   Expiration
Shares                Granted                Date

 425,000              December 1, 1998       December 30, 2008
  25,000              February 10, 1999      February 09, 2009

There are 300,000 option attributable to future grants.


NOTE H - TREASURY STOCK:

The Company made several purchases of their own common stock during the year ended February 28, 1999, totaling 155,000 shares at a cumulative cost of
$34,084.   Treasury stock at February 28, 1999  totaled 197,445 shares, including 42,445 shares which were returned to the Company at no cost in prior years.

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999





NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses totaling $183,111, $164,724 and $170,468 for the fiscal years 1999, 1998 and 1997, respectively.

NOTE J - ACQUISITIONS:

On January 29, 1998, the Company acquired 100 shares (100% interest) of Epolin Holding Corp.'s common stock.

NOTE K - COMMITMENTS:

On October 17, 1996, the premises leased from 350 South Street Partnership was purchased for $450,000 by Epolin Holding Corp., a New Jersey Corporation, controlled by Murray S. Cohen, Ph.D. and James A. Ivchenko, officers/stockholders of Epolin, Inc. This transaction was approved by the Board of Directors in June 1996 based upon the terms of a $350,000 mortgage obtained from the Broad National Bank wherein personal guarantees of two officers/stockholders were mandatory. Other directors declined participation in this transaction.

The down payment of $100,000 was obtained from The Company, evidenced by a five
(5) year promissory note of $75,565 (net of a three (3) months security deposit) under the terms of a five (5) year lease payable in monthly payments of $1,541, including interest at an annual rate of 8.25%.

The lease, is for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment effective with the second year. Rent includes reimbursed real estate taxes and insurance. Epolin Holding Corp. became a wholly owned Subsidiary of Epolin, Inc. as of January 29, 1998.

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999



The minimum annual rentals under the lease are as follows:

             Years Ended                          Amounts
             February 29, 2000                    $97,740
             February 28, 2001                     97,740
             February 28, 2002                     65,160

The lease is anticipated to be renewed at February 28, 2002, however, management has not determined the renewal rent.

Rental expense charged to operations amounted to $89,595 and $90,717 for the years 1998 and 1997, respectively.

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with two officers: One officer's compensation of $19,645 plus interest would be deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded with a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. The second officer's account is credited with $25,000 per year until his date of retirement. Upon retirement, he will be paid with either methods determined and selected in the sole discretion of the Company: (1) equal consecutive monthly payments for a period not exceeding sixty (60) months or (2) a single payment equal to the then present value of the account.

Deferred compensation charged to operations were $21,840 for the first officer and $29,124 for the second officer for the year ended February 28, 1999. Deferred compensation for the first officer of $20,799 and $19,809 were charged to operations for the fiscal year ended February 28, 1998 and 1997, respectively.

The Company entered into new deferred compensation agreements dated June 25, 1998 with two additional employees. These plans provide for annual payments of 50% of each employee's salary before bonuses at their respective retirement dates, to be paid in biweekly installments for ten years. The effective date of the plan is March 1, 1999 and the liability will be actuarially computed.

                         EPOLIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1999


NOTE L - PRIOR PERIOD ADJUSTMENT:

Previously eliminated deferred compensation of $49,948 due to an officer was reinstated, resulting in changes to accumulated deficit as of February 28, 1997.