Form 10QSB
period 1999-05-31
EPOLIN INC /NJ/
filed 1999-07-13
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                         FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MAY 31, 1999

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

              Common, no par value per share: 11,496,555
                    outstanding as of May 31, 1999

                    PART I - FINANCIAL INFORMATION

                     EPOLIN, INC. AND SUBSIDIARIES


                    Index to Financial Information
                       Period Ended May 31, 1999



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

                             MAY 31, 1999



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



     The results of operations for the three months ended May 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 2000.



     These condensed statements should be read in conjunction with the

Company's audited financial statements for the fiscal year ended February 28,

1999.

                   EPOLIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                           May 31,
                                     1999        1998
Current assets:
  Cash and cash equivalents          $  991,878     417,887
  Accounts receivable                   172,931     199,697
  Inventories                           306,615     366,948
Prepaid expenses:
  Income taxes                           22,504      32,799
  Other                                  16,981      23,756
  Employee loans                          8,965         596
  Deferred taxes                        156,107      95,240

Total current assets                  1,675,981   1,136,923

Property, plant and
 equipment - at cost:
Land                                     81,000      77,343
Building                                369,000     352,338
Machinery and equipment                 202,515     200,163
Furniture and fixtures                   11,036      11,036
Leasehold improvements                  432,037     432,037

    Total                             1,095,588   1,072,917

Less:  Accumulated
 depreciation and
 amortization                           636,098     586,988

Net property,
 plant and equipment                    459,490     485,929

Other assets:
Deferred taxes                                0     103,684
Security deposits                             0      12,635
Cash value -
 life insurance policy                   62,558      42,677

Total other assets                       62,558     158,996
      Total                          $2,198,029   1,781,848

                   EPOLIN, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (CONTINUED)

               LIABILITIES AND STOCKHOLDERS' EQUITY


                                           May 31,
                                     1999        1998
Current liabilities:
  Accounts payable                   $  22,382     12,186
  Accrued expenses                      24,104     35,181
  Due officers                          10,319          0
  Taxes payable
 - payroll and income                   95,996      1,311

Total current liabilities              152,801     48,678

Other liabilities
 - deferred compensation               144,764     93,800

Total liabilities                      297,565    142,478


Stockholders' equity:
 Preferred stock, $15.513 par
 value; 940,000 shares
 authorized; none issued                     -          -
 Preferred stock, series A
 convertible non-cumulative,
 $2.50 par value; redemption
 price and liquidation
 preference; 60,000 shares
 authorized; 5,478 shares
 issued and redeemed                         -          -
 Common stock, no par value;
 20,000,000 shares authorized;
 11,759,000 and 11,654,000
 shares issued and
 outstanding at 1999 and 1998        2,220,384  2,206,983
    Common stock unissued                    0     10,000
 Paid-in capital                         6,486      6,486
 Accumulated deficit                  (278,178)  (574,558)
Total                                1,948,692  1,648,911

Less: Treasury stock                   (48,228)    (9,541)

Total stockholders' equity           1,900,464  1,639,370

  Total                             $2,198,029  1,781,848

                      EPOLIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME

                THREE MONTHS ENDED MAY 31, 1999 AND 1998



                                     1999        1998

Sales                                $    491,666     302,377

Cost of sales and expenses:
  Cost of sales                           111,821     105,832
  Selling, general
   and administrative
   expenses                               111,584     156,260

Total                                     223,405     262,092
Operating income                          268,261      40,285
Other income interest                       7,881       3,871
Income before taxes                       276,142      44,156
Income tax expense                         93,940         406
Net income                            $   182,202      43,750


Per share data:
  Net income per
   common share                       $     0.02            -

 Weighted average
  number of shares
  of common outstanding               11,512,479   11,611,555

                      EPOLIN, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MAY 31, 1999 AND 1998

                                     1999        1998
Cash flows from
 operating activities:
  Net income                         $ 182,202      43,750
  Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
  Depreciation
  and amortization                       4,584      17,585
 (Increase) decrease in:
  Accounts receivable                  157,983      15,279
  Inventories                          (26,991)     15,328
  Advances and loans                     1,363       5,270
  Increase (decrease) in:
  Accounts payable                     (21,022)    (28,199)
  Accrued expenses                     (26,923)    (20,362)
  Taxes payable                         61,451        (352)

Net cash provided by
 operating activities                  332,647      48,299
Cash flows from
 investing activities:
Purchase of
 treasury stock                       (14,144)     (9,541)
  Payments for equipment               (2,353)          0
Net cash used by
 investing activities                 (16,497)     (9,541)
Cash flows from
 financing activities -
Post termination distribution
 of Epolin Holding Corp.'s
 former earnings                            0     (10,000)
 Increase in cash                     316,150      28,758
Cash and cash equivalents:
 Beginning                            675,728     389,129

 Ending                            $  991,878     417,887

 Supplemental Disclosure
  of Cash Flow Information:
  Income taxes paid                $   32,400        366

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

RESULTS OF OPERATIONS

During the quarter ended May 31, 1999, the Company reported sales of approximately $491,700 as compared to sales of approximately $302,400 during the quarter ended May 31, 1998, an increase of approximately $189,300 or 62.6%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

Operating income for the quarter ended May 31, 1999 increased to approximately $268,300 as compared to operating income of approximately $40,300 for the quarter ended May 31, 1998, an increase of approximately $228,000. This change resulted primarily from an increase in sales during the quarter ended May 31, 1999 as compared to the comparable 1998 period, with cost of sales remaining substantially the same for the quarter ended May 31, 1999 compared to the quarter ended May 31, 1998. In addition, selling, general and administrative expenses decreased in the quarter ended May 31, 1999 compared to the
comparable 1998 period.   Cost of sales for the three months ended May 31, 1999
was approximately $111,800 as compared to cost of sales during the three months ended May 31, 1998 of approximately $105,800. During the three months ended May 31, 1999, the Company's selling, general and administrative expenses were approximately $111,600 as compared to selling, general and administrative expenses of approximately $156,300 for the three months ended May 31, 1998.

During the three months ended May 31, 1999, the Company realized approximately $7,900 in interest income as compared to approximately $3,900 in interest income for the comparable period of 1998.

During the quarter ended May 31, 1999, the Company reported income before taxes of approximately $276,100 as compared to income before taxes of approximately $44,200 for the three months ended May 31, 1998. Net income after taxes was approximately $182,200 for the three months ended May 31, 1999 as compared to income after taxes of approximately $43,800 for the three months ended May 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On May 31, 1999, the Company had working capital of approximately $1,523,180, an equity to debt ratio of approximately 6.39 to 1, and stockholders' equity of approximately $1,900,000. On May 31, 1999, the Company had approximately $992,000 in cash and cash equivalents, total assets of approximately $2,198,000 and total liabilities of approximately $298,000. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

Inflation has not significantly impacted the Company's operations.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs having been written using two digits, rather then four, to define the applicable year. Software programs and hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

Based on recent assessments, the Company determined that its critical software (primarily widely-used software packages) and all of its critical business systems, including manufacturing instrumentation, are already year 2000 compliant. Nevertheless, throughout 1999, assessment, testing and remediation, if necessary, will continue.

The Company is also actively working with critical suppliers at products and services to determine that the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. In this regard, the Company believes its greatest year 2000 risk for disruption to its business is the potential noncompliance of third parties. As a result, the Company has initiated communications with third parties with whom the Company has material direct and indirect business relationships. The Company is currently in the process of contacting third parties in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems year 2000 compliant. To date, the Company is still continuing to gather information from such other third parties.

The Company currently does not have a contingency plan in the event a particular system, including the systems of material third parties, are not year 2000 compliant. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. Although no assurance can be given that there will be no interruption of operations in the year 2000, the Company believes (and assuming that third parties with whom the Company has material business relationships successfully remediate their own year 2000 issues) that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect from the year 2000 issue.

The Company has used and will continue to use internal resources to resolve its year 2000 issue. Costs incurred to date by the Company have not been material and the Company currently expects that the total cost of these programs will not exceed $60,000.

OTHER INFORMATION

In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 220,000 shares have been repurchased under this program through May 31, 1999, which includes 65,000 shares repurchased during the quarter ended May 31, 1999.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submissions of Matters to a Vote of Security-Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         There are no exhibits applicable to this Form 10-QSB.

         (b)  Reports on Form 8-K.

         Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 1999.

         None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EPOLIN, INC.
                                      (Registrant)


Dated: July 12, 1999                  By:  /s/James Ivchenko
                                           James Ivchenko,
                                           President

Dated: July 12, 1999                  By:  /s/Murray S. Cohen
                                           Murray S. Cohen,
                                           Principal Financial Officer