Form 10QSB
period 1999-08-31
EPOLIN INC /NJ/
filed 1999-10-15
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended AUGUST 31, 1999

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

            Common, no par value per share: 11,421,555
                 outstanding as of August 31, 1999

                  PART I - FINANCIAL INFORMATION

                   EPOLIN, INC. AND SUBSIDIARIES


                  Index to Financial Information
                   Period Ended August 31, 1999



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

                          AUGUST 31, 1999



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



     The results of operations for the six months ended August 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending February 28, 2000.



     These condensed statements should be read in conjunction with the

Company's audited financial statements for the fiscal year ended February

28, 1999.

                    EPOLIN, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                              ASSETS

                                              August 31,
                                      1999          1998
Current assets:
  Cash and cash equivalents           $1,170,812      572,370
  Accounts receivable                    170,633      186,041
  Inventories                            380,527      318,477
Prepaid expenses:
  Income taxes                                 0       60,603
  Other                                   34,282       24,148
  Deferred taxes                          32,000       95,240

Total current assets                   1,788,254    1,256,879

Property, plant and
 equipment - at cost:
Land                                      81,000       77,343
Building                                 369,000      352,338
Machinery and equipment                  206,727      200,162
Furniture and fixtures                    11,408       11,036
Leasehold improvements                   432,037      432,037

Total                                  1,100,172    1,072,916

Less:  Accumulated
 depreciation and amortization           640,684      604,575

Net property and equipment               459,488      468,341

Other assets:
Deferred taxes                            90,107      103,684
Security deposits                              0       12,635
Cash value -
 life insurance policy                    72,558       42,677

Total other assets                       162,665      158,996

Total                                 $2,410,407    1,884,216

                    EPOLIN, INC. AND SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS (CONTINUED)
               LIABILITIES AND STOCKHOLDERS' EQUITY



                                              August 31,
                                      1999          1998
Current liabilities:
Accounts payable                      $  32,062         9,908
Accrued expenses                         19,574        35,181
Taxes payable:
Payroll                                   1,420        23,487
Income                                  162,000             0
Loans payable officers                   10,319             0

Total current liabilities               225,375        68,576

Other liabilities
 - deferred compensation                144,764        93,800

Total liabilities                       370,139       162,376

Stockholders' equity:
 Preferred stock,
 $15.513 par value;
 940,000 shares authorized;
 none issued                                  -             -
Preferred stock,
 series A convertible
 non-cumulative, $2.50 par
 value; redemption price and
 liquidation preference;
 60,000 shares authorized;
 5,478 shares issued and redeemed             -             -
Common stock, no par value;
 20,000,000 shares authorized;
 11,759,000 shares issued and
 11,606,555 shares issued and
 outstanding at 1999 and 1998
 respectively                         2,220,384     2,216,983

Paid-in capital                           6,486         6,486
Accumulated deficit                    (121,238)     (492,088)

Total                                 2,105,632     1,731,381
Less: Treasury stock                    (65,364)       (9,541)

Total stockholders' equity            2,040,268     1,721,840
 Total                               $2,410,407     1,884,216

                    EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME
                        THREE MONTHS ENDED



                                              August 31,
                                      1999          1998
Sales                                 $566,347          469,770

Cost of sales and expenses:
  Cost of sales                        127,826          164,419
  Selling, general and
   administrative expenses             129,222          201,951

Total                                  257,048          366,370

Operating income                       309,299          103,400

Other income -  interest                11,361            4,698

Income before taxes                    320,660          108,098

Provision for taxes:
Current:
Federal                                 99,200                0
State                                   26,400                0
Total current                          125,600                0

Deferred:
Federal                                  5,020           25,428
State                                   33,100              200
Total deferred                          38,120           25,628

Total                                  163,720           25,628

Net income                            $156,940           82,470

Per share data:
  Net income per common share         $   0.01             0.01

 Weighted average number of
 shares of common outstanding         $11,445,414    11,606,555

                    EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME
                         SIX MONTHS ENDED



                                              August 31,
                                      1999          1998

Sales                                 $ 1,058,013       772,147

Cost of sales and expenses:
  Cost of sales                           239,647       270,251
  Selling, general
 and administrative expenses              240,806       358,211

Total                                     480,453       628,462

Operating income                          577,560       143,685

Other income -  interest                   19,242         8,569

Income before taxes                       596,802       152,254

Provision for taxes:
Current:
Federal                                   197,200        25,834
Deferred                                   26,460           200

Total current                             223,660        26,034
Deferred:
Federal                                       900             0
State                                      33,100             0

Total deferred                             34,000             0

Total                                     257,660        26,034

Net income                             $  339,142       126,220

Per share data:
  Net income per common share          $     0.03         0.01

  Weighted average number of
    shares of common outstanding       $11,445,414   11,604,472

                    EPOLIN, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED

                                              August 31,
                                         1999          1998
Cash flows from
 operating activities:
  Net income                             $  339,142    126,220
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Depreciation and amortization                 9,170     35,174
(Increase) decrease in:
     Accounts receivable                    160,281     28,935
     Inventories                           (100,903)    63,799
  Cash surrender value -
 officers' life insurance                   (10,000)         0
     Prepaid expenses:
Income taxes                                 56,504    (27,804)
Other                                        (6,973)     5,473
Increase (decrease) in:
     Accounts payable                       (11,342)   (30,477)
     Accrued expenses                       (31,453)   (20,362)
     Taxes payable:
Payroll                                         110     21,824
Income                                      128,765          0
Net cash provided by
 operating activities                       533,301    202,782
Cash flows from
 investing activities:
    Related party loans                     (31,280)         0
    Purchase of treasury stock               (6,937)    (9,541)
Net cash used by
 investing activities                       (38,217)    (9,541)
Cash flows used by
 financing activities:
Post termination distribution
 of Epolin Holding Corp.'s
 former earnings                                  0    (10,000)
Increase in cash                            495,084    183,241
Cash and cash equivalents:
  Beginning                                 675,728    389,129
  Ending                                 $1,170,812    572,370
Supplemental disclosure
 of cash flow information:
  Income taxes paid                      $    5,850      4,034

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

Results of Operations

     During the quarter ended August 31, 1999, the Company reported sales of approximately $566,300 as compared to sales of approximately $469,800 during the quarter ended August 31, 1998, an increase of approximately $96,500 or 20.5%. During the six months ended August 31, 1999, the Company reported sales of approximately $1,058,000 as compared to sales of approximately $772,100 during the six months ended August 31, 1998, an increase of approximately $285,900 or 37.0%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter ended August 31, 1999 increased to approximately $309,300 as compared to operating income of approximately $103,400 for the quarter ended August 31, 1998, an increase of approximately $205,900. Operating income for the six months ended August 31, 1999 increased to approximately $577,600 as compared to operating income of approximately $143,700 for the six months ended August 31, 1998, an increase of approximately $433,900. This change resulted primarily from an increase in sales during the six months ended August 31, 1999 as compared to the comparable 1998 period, with cost of sales decreasing for the six months ended August 31, 1999 compared to the six months ended August 31, 1998. In addition, selling, general and administrative expenses decreased in the six months ended August 31, 1999
compared to the comparable 1998 period.   Cost of sales for the six months
ended August 31, 1999 was approximately $239,600 as compared to cost of sales during the six months ended August 31, 1998 of approximately $270,300. During the six months ended August 31, 1999, the Company's selling, general and administrative expenses were approximately $240,800 as compared to selling, general and administrative expenses of approximately $358,200 for the six months ended August 31, 1998.

     During the three months and six months ended August 31, 1999, the Company realized approximately $11,400 and $19,200, respectively, in interest income as compared to approximately $4,700 and $8,600, respectively, in interest income for the comparable periods of 1998.

     During the quarter ended August 31, 1999, the Company reported income before taxes of approximately $320,700 as compared to income before taxes of approximately $108,100 for the three months ended August 31, 1998. For the six months ended August 31, 1999, the Company reported income before taxes of approximately $596,800 as compared to income before taxes of approximately $152,300 for the six months ended August 31, 1998. Net income after taxes was approximately $156,900 for the three months ended August 31, 1999 as compared to income after taxes of approximately $82,500 for the three months ended August 31, 1998. For the six months ended August 31, 1999, net income after taxes was approximately $339,100 as compared to net income after taxes of approximately $126,200 for the comparable period of 1998.

Liquidity and Capital Resources

     On August 31, 1999, the Company had working capital of approximately $1,562,900, an equity to debt ratio of approximately 5.51 to 1, and stockholders' equity of approximately $2,040,000. On August 31, 1999, the Company had approximately $1,170,800 in cash and cash equivalents, total assets of approximately $2,410,400 and total liabilities of approximately $370,100. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

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

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 295,000 shares have been repurchased under this program through August 31, 1999, which includes 75,000 shares repurchased during the quarter ended August 31, 1999.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 1999.

          None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: October 15, 1999            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Chief Executive Officer


Dated: October 15, 1999            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Principal Financial Officer