Form 10QSB
period 1999-11-30
EPOLIN INC /NJ/
filed 2000-01-18
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                            FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended NOVEMBER 30, 1999

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

            Common, no par value per share: 11,293,355
                 outstanding as of November 30, 1999

                  PART I - FINANCIAL INFORMATION

                   EPOLIN, INC. AND SUBSIDIARY


                  Index to Financial Information
                   Period Ended November 30, 1999



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

                          NOVEMBER 30, 1999



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



     The results of operations for the nine months ended November 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending February 29, 2000.



     These condensed statements should be read in conjunction with the

Company's audited financial statements for the fiscal year ended February

28, 1999.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                       November 30,
                                 1999             1998
Current assets:
Cash and cash equivalents   $ 1,193,448          761,519
Accounts receivable             233,915           92,909
Inventories                     414,293          294,900
Prepaid expenses:
Income taxes                       -              82,804
Other                            32,885           26,703
Deferred taxes                   32,000             -

Total current assets          1,906,541        1,258,835

Property, plant
and equipment - at cost:
Land                             81,000           77,343
Building                        369,000          352,338
Machinery and equipment         212,206          200,162
Furniture and fixtures           11,407           11,036
Leasehold improvements          432,037          432,037

Total                         1,105,650        1,072,916

Less:  Accumulated
depreciation and
amortization                    646,354          622,165

Net property and equipment      459,296          450,751

Other assets:
Deferred taxes                   92,000          198,924
Security deposits                   -             12,635
Cash value - life
insurance policy                 72,558           42,680

Total other assets              164,558          254,239

Total                       $ 2,530,395        1,963,825

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY


                                     November 30,
                                   1999        1998

Current liabilities:
Accounts payable                $ 5,338         4,393
Accrued expenses                 26,077        46,239
Taxes payable:
Payroll                           1,310         1,902
Income                          206,900           -
Loans payable officers           10,319           -

Total current liabilities       249,944        52,534

Other liabilities -
deferred compensation           144,764        93,800

Total liabilities               394,708       146,334

Stockholders' equity:
Preferred stock,
$15.513 par value; 940,000
shares authorized;
none issued                         -             -
Preferred stock,
series A convertible
non-cumulative,
$2.50 par value;
redemption price and
liquidation preference;
60,000 shares
authorized;
5,478 shares
issued and redeemed                 -             -
Common stock,
no par value;
20,000,000 shares
authorized;
11,759,000 shares issued
and 11,759,000 and
11,724,000 shares issued
and outstanding at
1999 and 1998
respectively.                 2,220,384      2,216,983

Paid-in capital                   6,486          6,486
Accumulated deficit               7,193       (384,673)

Total                         2,234,063      1,838,796
Less: Treasury stock            (99,369)       (21,305)

Total stockholders'
equity                        2,134,694      1,817,491

  Total                     $ 2,529,402      1,963,825

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED



                                  November 30,
                                1999        1998

Sales                       $ 438,787      351,627

Cost of sales and expenses:
Cost of sales                 145,760      103,516
Selling, general and
administrative
expenses                      104,485      173,469

Total                         250,245      276,985

Operating income              188,542       74,642

Other income -  interest       13,140        8,972

Income before taxes           201,682       83,614

Provision for taxes:
Current:
Federal                        53,800       23,801
State                          20,350         -
Total current                  74,150       23,801

Deferred:
Federal                          (900)        -
State                              -          -
Total deferred                   (900)        -

Total                          73,250       23,801

Net income                  $ 128,432      107,415

Per share data:
Net income
per common share             $ 0.01           0.01

Weighted average
number of
shares of common
outstanding              $ 11,342,844   11,606,555

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED


                                 November 30,
                              1999          1998

Sales                      $ 1,496,800     1,123,774

Cost of sales and expenses:
Cost of sales                  385,407       373,767
Selling, general
and administrative
expenses                       345,291       531,680

Total                          730,698       905,447

Operating income               766,102       218,327

Other income -
interest                        32,382        17,541

Income before taxes            798,484       235,868

Provision for taxes:
Current:
Federal                        251,000         2,233
State                           46,810           -

Total current                  297,810         2,233

Deferred:
Federal                             -            -
State                           33,100           -

Total deferred                  33,100           -

Total                          330,910         2,233

Net income                   $ 467,574       233,635

Per share data:
Net income
per common share                $ 0.04         0.02

Weighted average
number of
shares of common
outstanding               $ 11,342,844    11,604,472

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED



                                         November 30,
                                     1999           1998
Cash flows
from operating activities:
Net income                        $ 467,574        233,635
Adjustments to
reconcile net income
to net cash provided
by operating
activities:
Depreciation and
amortization                         14,840         52,764
(Increase) decrease in:
Accounts receivable                  96,999        122,067
Inventories                        (134,669)        87,376
Cash surrender value
- officers' life insurance         (10,000)           -
Employee loans                      10,360
Prepaid expenses:
Income taxes                        22,505         (50,005)
Other                              (15,938)          2,916
Deferred taxes                      33,100
Increase (decrease) in:
Accounts payable                   (38,066)        (35,992)
Accrued expenses                   (24,950)         (9,304)
Taxes payable:
Payroll                                -               238
Income                             173,665             -

Net cash provided
by operating activities            595,420         403,695

Cash flows
from investing activities:
Related party loans                    -               -
Purchase of
property and equipment             (12,415)
Purchase of
treasury stock                     (65,285)        (21,305)

Net cash
used by
investing activities               (77,700)        (21,305)

Cash flows
used by financing activities:
Post termination
distribution of Epolin Holding
Corp.'s former earnings                -           (10,000)

Increase in cash                   517,720         372,390

Cash and cash equivalents:
Beginning                          675,728         389,129

Ending                         $ 1,193,448         761,519

Supplemental disclosure of
cash flow information:
Income taxes paid                $ 102,427           4,034

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

Results of Operations

During the quarter ended November 30, 1999, the Company reported sales of approximately $438,800 as compared to sales of approximately $351,600 during the quarter ended November 30, 1998, an increase of approximately $87,200 or 24.8%. During the nine months ended November 30, 1999, the Company reported sales of approximately $1,497,000 as compared to sales of approximately $1,124,000 during the nine months ended November 30, 1998, an increase of approximately $373,000 or 33.2%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

Operating income for the quarter ended November 30, 1999 increased to approximately $188,500 as compared to operating income of approximately $74,600 for the quarter ended November 30, 1998, an increase of approximately $113,900. Operating income for the nine months ended
November 30, 1999 increased to approximately $766,100 as compared to operating income of approximately $218,300 for the nine months ended November 30, 1998, an increase of approximately $547,800.
This change resulted primarily from an increase in sales during the nine months ended November 30, 1999 as compared to the comparable 1998 period, along with a decrease in selling, general and administrative expenses for the nine months ended
November 30, 1999 compared to the comparable 1998 period.
Cost of sales for the nine months
ended November 30, 1999 was approximately $385,400 as compared to cost of sales during the nine months ended November 30, 1998 of approximately $373,800.
During the nine months ended November 30, 1999, the Company's selling, general and administrative expenses were approximately $345,300 as compared to selling, general and administrative expenses of approximately $531,700 for the nine months ended November 30, 1998.

During the three months and nine months ended November 30, 1999, the Company realized approximately $13,100 and $32,400, respectively, in interest income as compared to approximately $9,000 and $17,600, respectively, in interest income for the comparable periods of 1998.

During the quarter ended November 30, 1999, the Company reported income before taxes of approximately $201,700 as compared to income before taxes of approximately $83,600 for the three months ended November 30, 1998. For the nine months ended
November 30, 1999, the Company reported income before taxes of approximately $798,500 as compared to income before taxes of approximately $235,900 for the nine months ended November 30, 1998. Net income after taxes was approximately $128,400 for the three months ended
November 30, 1999 as compared to income after taxes of approximately $107,400 for the three months ended November 30, 1998. For the nine months ended November 30, 1999, net income after taxes was approximately $467,600 as compared to net income after taxes of approximately $233,600 for the comparable period of 1998.

Liquidity and Capital Resources

On November 30, 1999, the Company had working capital of approximately $1,656,600, an equity to debt ratio of approximately
5.41 to 1, and stockholders' equity of
approximately $2,135,000. On November 30, 1999, the Company had approximately $1,193,400 in cash and cash equivalents, total assets of approximately $2,530,400 and total liabilities of approximately $394,700. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for the next 12 months.

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

Prior to the year 2000, the Company determined that its critical software (primarily widely-used software packages) and all of its critical business systems, including manufacturing instrumentation, were already year 2000 compliant, and as of the date of this report, no significant problems had been encountered.
However, there can be no assurance that this will continue to be the case, and there are also continuing risks to the Company's operations from year 2000 failures by third parties, such as suppliers. In this regard, the Company continues to monitor the situation.

The Company previously initiated communications with third parties with whom the Company has material direct and indirect business relationships in order to determine the extent to which the Company's business is vulnerable to the third parties' failure to make their systems year 2000 compliant. Based upon the information gathered from such other third parties, the Company is not aware of any material third party year 2000 risks which have not been resolved. As of the date of this report, the Company has not experienced any significant year 2000 issues arising from third parties. The Company continues to maintain close contact with critical suppliers with respect to such third parties' year 2000 compliance and any year 2000 issues that might arise at a later date.

The Company currently does not have a contingency plan in the event year 2000 issues arise at a future date.
Such a plan will be developed if it becomes necessary.
Although no assurance can be given that there will be no interruption of operations due to year 2000 issues, the Company has not to date suffered any significant problems and believes that it has reasonably assessed all of its systems in order to ensure that the Company will not suffer any material adverse effect in the future.

The Company has used and will continue to use, if necessary, internal resources to resolve its year 2000 issue. Costs incurred to date by the Company have not been material and the Company estimates that the total cost of these programs to date was less than $60,000. No further substantial expenditures are currently planned.

Other Information

In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 423,200 shares have been repurchased under this program through November 30, 1999, which includes
128,200 shares repurchased during the quarter ended November 30, 1999.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 1999.

          None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: January 17, 2000            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Chief Executive Officer


Dated: January 17, 2000            By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Principal Financial Officer