Form 10KSB
period 2000-02-28
EPOLIN INC /NJ/
filed 2000-05-30
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
               Washington, DC  20549

                    FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended FEBRUARY 29, 2000

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

State Issuer's revenues for its most recent fiscal year:    $1,926,992

As of May 15, 2000, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (4,783,431 shares) was approximately
$1,853,580. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 15, 2000 was 11,443,355.

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

Specialty Chemical Products

     Although the Company is heavily engaged in the manufacture and sale of dyes, specialty chemical manufacture continues to constitute approximately 22% of its sales. It is currently working on the preparation and sale of a variety of specialty chemical products on behalf of companies that sell into the adhesives, plastics, aerospace, pharmaceutical and flavors and fragrance industries. The Company's products primarily serve as intermediates, additives and process aids for complex chemical formulations. The Company markets its products to other companies who are in need of low level quantities of unique chemicals which provide specialized functions and are necessary elements in complex chemical mixtures manufactured by the Company's respective customers. These products are produced on a low volume basis in chemical production equipment ranging from 50 liter size flasks to two hundred gallon reactors. The Company sustains this business because its customers find it economically inefficient to manufacture such low volume specialty chemicals for their own use. Raw materials utilized in connection with the preparation of specialty chemical products are either available from chemical suppliers or made by the Company in its own facilities.

     This segment of the Company's business is manufactured on an individual basis to meet each customers respective needs. Presently, the Company provides products used as components in plastics, process aids, adhesives and coatings, flavors and odorant mixtures, pharmaceutical and medical products and aerospace materials.

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

Research and Development

     The Company has made a commitment of resources to research and development for new dyes and for improvement of the Company's capability to provide technical services to its dye customers. In this regard, the Company has undertaken a dye synthesis effort to develop and produce dyes with greatly improved thermal stability. These dyes are now a part of the Company's product line and sales have started to grow. There is available to the Company the plastic processing equipment similar to that used by the Company's customers to extrude and injection mold plastic-dye formulations. Management expects that this will allow the Company to better understand its customer's problems and to design solutions.

Competition

     The Company generally experiences, in management's opinion, limited competition in all areas of its business from some companies many of which are larger and better financed. At the present time, however, the Company believes that it has a unique position as a supplier of near infrared dyes. Management believes that the only other suppliers of these dyes use them as a vehicle to sell other products. Management believes that these companies will only sell the dye to purchasers of their resins or to those who buy their formulated resin or their finished lenses. Such companies do not sell the pure dye which is done by the Company. Insofar as the major profit incentive comes from the manufacture and sale of finished product, Management believes those companies that have the capability to formulate dyes in resin and injection mold the formulated resin, have a strong incentive to purchase the dye without any other requirements. However, in the future, other dye manufacturers may change their policy and sell dye directly. This will present the Company with a challenge to its pricing structure. However, because of the Company's low overhead, it is believed that such a challenge can be met successfully.

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

Sales

     A material portion of the Company's business is dependent on certain customers, the loss of which could have a material effect on operations. During the year ended February 29, 2000, approximately 46.9% of sales were to four customers. Three of these customers comprised 35.14% of sales at February 29, 2000. During the year ended February 28, 1999, approximately 52.76% of sales were to four customers, two of which totaled 32.39%. Three of these customers comprised 32.39% of sales at February 28, 1999.

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

Period                                           Bid Prices

Fiscal year ended February 28, 1999:         High           Low

March 1, 1998 to May 31, 1998                $.44           $.1875
June 1, 1998 to Aug. 31, 1998                $.34           $.15
Sept. 1, 1998 to Nov. 30, 1998               $.20           $.08
Dec. 1, 1998 to Feb. 28, 1999                $.22           $.15

Fiscal year ended February 29, 2000:         High           Low

March 1, 1999 to May 31, 1999                $.24           $.19
June 1, 1999 to Aug. 31, 1999                $.31           $.19
Sept. 1, 1999 to Nov. 30, 1999               $.31           $.23
Dec. 1, 1999 to Feb. 29, 2000                $.8125         $.24

     (b)  Holders.

     As of May 15, 2000 there were approximately 305 record holders of the Company's Common Stock.

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

Overview

     Epolin, Inc. is a manufacturing and research and development company
which was incorporated  in the State of New Jersey in May 1984.   The
Company is principally engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and for welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to a group of customers located in in the United States and throughout the world.

Results of Operations

     Fiscal 2000 Compared to Fiscal 1999

     During the year ended February 29, 2000, the Company reported sales of approximately $1,927,000 as compared to sales of approximately $1,681,000 during the year ended February 28, 1999, an increase of approximately $246,000 or 14.6%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes, and increases in sales of new dyes for new applications.

     Operating income for fiscal 2000 increased to approximately $680,000 as compared to operating income of approximately $280,000 for fiscal 1999, an increase of approximately $400,000. This change resulted primarily from an increase in sales as well as decreases in cost of sales and decreases in selling, general and administrative expenses. Cost of sales in fiscal 2000 was approximately $501,000 compared to cost of sales in fiscal 1999 of approximately $671,000. In fiscal 2000, the Company's selling, general and administrative expenses were approximately $746,000 as compared to selling, general and administrative expenses of approximately $731,000 for the fiscal year ended February 28, 1999.

     During the fiscal year ended February 29, 2000, the Company realized approximately $50,000 in interest income as compared to approximately $27,000 in interest income for the prior year. This increase resulted primarily from increases in available cash in fiscal 2000.

     During the fiscal year ended February 29, 2000, the Company reported income before taxes of approximately $730,000 as compared to income before taxes of approximately $307,000 for the fiscal year ended February 28, 1999. Net income after taxes was approximately $380,000 or $.03 per share for fiscal 2000 as compared to net income after taxes of approximately $148,000 or $.01 per share for fiscal 1999.

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

Liquidity and Capital Resources

     On February 29, 2000, the Company had working capital of
approximately $1,694,000, an equity to debt ratio of 3.16 to 1, and stockholders' equity of approximately $2,027,000. On February 29, 2000, the Company had approximately $1,183,000 in cash and cash equivalents, total assets of approximately $2,669,000 and total liabilities of
approximately $642,000.   The Company believes that its available cash,
cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

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

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given
that any such repurchases will have such effect.   A total of 470,700
shares have been repurchased under this program through February 29, 2000 at a cumulative cost of $118,906, which includes 315,700 shares repurchased during the fiscal year ended February 29, 2000 at a cost of $84,822.

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

                             Present Position     Has Served As
Name                Age      and Offices          Director Since

Murray S. Cohen     75       Chairman of the          1984
                             Board, Chief Executive
                             Officer and Director

James Ivchenko      60       President                1993
                             and Director

Chester C. Swasey   56       Vice President of        1994
                             Sales and Marketing,
                             Secretary and Director

Claire Bluestein    74       Director                 1984

Morris Dunkel       72       Director                 1984

Abdelhamid A.H.
Ramadan             60       Director                 1994

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

Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 29, 2000, February 28, 1999 and 1998, of those persons who were, at February 29, 2000
(i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):


Summary Compensation Table

                        Annual
                        Compensation


Name and Principal    Fiscal
Position              Year       Salary(1)     Bonus

Murray S. Cohen       2000       $127,874      $20,000
Chairman of the       1999       $111,538      $20,000
Board and Chief       1998       $ 89,575      $20,000
Executive Officer

James Ivchenko        2000       $123,502      $15,000
President             1999       $106,538      $15,000
                      1998       $ 95,771      $15,000


Chester C. Swasey     2000       $101,223(2)   $     0
Vice President of     1999       $ 94,504(2)   $ 5,000
Sales and Marketing   1998       $ 89,903(2)   $ 5,000



                              Long-Term
                              Compensation

                                 Restricted     Shares
Name and Principal    Fiscal     Stock          Underlying
Position              Year       Awards         Options

Murray S. Cohen       2000           0              0
Chairman of the       1999           0          75,000
Board and Chief       1998           0              0
Executive Officer

James Ivchenko       2000            0              0
President            1999            0          75,000
                     1998            0              0


Chester C. Swasey    2000            0              0
Vice President of    1999            0          75,000
Sales and Marketing  1998            0              0


(1) Does not include any deferred compensation arrangements for such officers, as well as additional compensation due to Murray S. Cohen and James Ivchenko based upon the Company's sales for fiscal 2000 as determined under their employment contracts which will be in the amount of $38,540 and $28,905, respectively.

(2)  Includes commissions to Mr. Swasey.

Stock Option Plans

     The Company previously adopted the 1986 Employees' Stock Option Plan (the "1986 Plan"). As of April 1996, options may no longer be granted under the 1986 Plan. Under the terms of the 1986 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the 1986 Plan. Such options expire on December 1, 2005. To date, options to acquire 270,000 shares of the Company's Common Stock
have been exercised under the 1986 Plan.    The Company has repurchased
120,000 of such shares which were acquired upon exercise.

     In December 1998, the Company adopted the 1998 Stock Option Plan
(the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 29, 2000, options to acquire 475,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 275,000 options were available for future grant. . To date, options to acquire 12,500 shares of the Company's Common Stock have been exercised
under the 1998 Plan.    The Company has repurchased all of such shares
which were acquired upon exercise.

     No stock options or other stock appreciation rights were granted to any of the persons named in the Summary Compensation Table during the fiscal year ended February 29, 2000.

     The following table set forth certain information as to each exercise of stock options during the year ended February 29, 2000, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 1999 and Year-End Option Value

                                          Number of Securities
                     Shares               Underlying Unexercised
                     Acquired             Options at February 29, 2000
                     On         Value
                     Exercise   Realized  Exercisable  Unexercisable

Murray S. Cohen      -0-        -0-        112,500       37,500
James Ivchenko       -0-        -0-        112,500       37,500
Chester C. Swasey    -0-        -0-        112,500       37,500



                    Value of Unexercised
                    In-the-Money Options
                    at February 29, 2000(1)
                    Exercisable    Unexercisable

Murray S. Cohen     $71,250        $21,000
James Ivchenko      $71,250        $21,000
Chester C. Swasey   $71,250        $21,000

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

Deferred Compensation/Employment Contracts

     Pursuant to a deferred compensation agreement, as amended, entered into with James Ivchenko, President of the Company, the Company has agreed to pay Mr. Ivchenko $32,000 per year for ten consecutive years commencing the first day of the month following Mr. Ivchenko reaching the age of 65. The obligation is being funded with a life insurance policy owned by the Company.

     Effective as of March 1, 1999, the Company entered into a ten year employment agreement with Mr. Ivcheko. Pursuant thereto, Mr. Ivchenko shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Mr. Ivchenko shall receive as additional compensation a certain percentage (as set forth below) of the Company's annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 1.50% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. In the event of death or disability, the agreement provides that Mr. Ivchenko or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would had received (if not for his death or disability) for the remainder of the ten year term.

     Effective as of March 1, 1999, the Company also entered into a ten year employment agreement with Murray S. Cohen, Chairman of the Board and Chief Executive Officer of the Company. Pursuant thereto, Dr. Cohen shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Dr. Cohen shall receive as additional compensation a certain percentage (as set forth below) of the Company's annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 2.00% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. In the event of death or disability, the agreement provides that Dr. Cohen or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would had received (if not for his death or disability) for the remainder of the ten year term. The Company had previously entered into a deferred compensation agreement with Dr. Cohen which provided for the payment of certain funds to Dr. Cohen for a period of ten years beginning two weeks after the date of his retirement. Such agreement was terminated in connection with the execution of the employment agreement with Dr. Cohen.

     The Company has also entered into deferred compensation agreements with Chester C. Swasey and Abdelhamid A.H. Ramadan. These agreements provide for annual payments of 50% of each employee's salary before bonuses at his respective retirement dates, to be paid in biweekly installments for 10 years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as May 15, 2000, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                        Amount and Nature of   Percent
Name                    Beneficial Ownership   of Class

Murray S. Cohen(1)(2)*  2,808,458              24.3%
James Ivchenko(1)*      1,682,087              14.6%
Chester C. Swasey(3)*     963,322               8.4%
Claire Bluestein(4)*      957,655               8.3%
Morris Dunkel(4)*         212,500               1.9%
Abdelhamid R.H.
Ramadan(3)*               360,902               3.1%

All Officers
and Directors
as a Group (6 persons)  6,984,924              59.4%

* Indicates a Director of the Company. The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

(1) Includes 112,500 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the Company's Stock Option Plans. Does not include an additional 37,500 shares which each does not have the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan.

(2) Includes 1,000,000 shares owned by three grandchildren of Dr. Cohen, which shares are held by Dr. Cohen's daughters as custodian. Dr. Cohen holds a proxy with respect to such shares which proxy expires in August 2000. As a result, Dr. Cohen may be deemed to be the beneficial owner of such shares.

(3) Includes 37,500 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan. Does not include an additional 37,500 shares which each does not have the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan.

(4) Includes 12,500 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan. Does not include an additional 12,500 shares which each does not have the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan.

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

                                   Dated: May 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature              Title                        Date


/s/Murray S. Cohen     Chief Executive Officer,     05/30/00
Murray S.  Cohen       Chairman of the Board,
                       Director (Principal
                       Executive Officer and
                       Principal Financial Officer)

/s/James Ivchenko      President, Director          05/30/00
James Ivchenko

                       Vice President of
Chester C. Swasey      Sales and Marketing,
                       Secretary, Director

/s/Claire Bluestein    Director                     05/30/00
Claire Bluestein

/s/Morris Dunkel       Director                     05/30/00
Morris Dunkel

Abdelhamid A.H.
 Ramadan               Director

EPOLIN, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2000
AND FEBRUARY 28, 1999

CONTENTS
                                   Page


Independent Auditor's Report        1

Consolidated Financial Statements:

Consolidated Balance Sheets         2 - 3

Consolidated Statements of Income   4

Consolidated Statements
of Stockholders' Equity             5

Consolidated Statements
of Cash Flows                       6 - 7

Notes to Consolidated
Financial Statements                8 - 16

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

     We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and its wholly owned Subsidiary as of February 29, 2000 and February 28, 1999 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended February 29, 2000, February 28, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 29, 2000 and February 28, 1999 and the results of its operations and cash flows for the years ended February 29, 2000, February 28, 1999 and 1998 in conformity with generally accepted accounting principles.


                                 POLAKOFF WEISMANN LEEN LLC
May 12, 2000

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
ASSETS

                                            February 28,
                                         2000        1999
Current assets:
 Cash and cash equivalents           $ 1,182,937   $675,728
 Accounts receivable                     288,836    330,914
 Inventories                             475,215    279,624
Prepaid expenses:
 Income taxes                               -        22,504
 Other                                    30,999     16,947
 Employee loans                            4,769     10,362
 Deferred tax assets
  -current portion                       113,577    126,854

Total current assets                   2,096,333  1,462,933

Property, plant and
 equipment - at cost:
Land                                      81,000     81,000
Building                                 369,000    369,000
Machinery and equipment                  213,606    200,162
Furniture and fixtures                    11,407     11,036
Leasehold improvements                   432,037    432,037

Total                                  1,107,050  1,093,235

Less:
  Accumulated depreciation
   and amortization                      648,937    631,514

Net property,
 plant and equipment                     458,113    461,721

Other assets:
Deferred tax assets
-non current portion                      33,975     29,253
Cash value
 - life insurance policy                  80,579     62,558

Total other assets                       114,554     91,811

Total                                  2,669,000 $2,016,465



     The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

                                               February 28,
                                          2000            1999
Current liabilities:
  Accounts payable                    $   17,330    $   43,404
  Accrued expenses                       162,084        51,027
  Taxes payable:
Payroll                                    1,310         1,310
Income                                   221,619        33,235

Total current liabilities                402,343       128,976

Other liabilities:
  Deferred compensation                  229,196       144,764
  Loans payable-officers                  10,319        10,319

Total other liabilities                  239,515       155,083

 Total liabilities                       641,858       284,059

Stockholders' equity:
 Preferred stock, $15.513 par value;
 940,000 shares authorized;
 none issued
 Preferred stock, series A convertible
 non-cumulative, $2.50 par value;
 redemption price and liquidation preference;
 60,000 shares authorized; 5,478 shares issued
 and redeemed
 Common stock, no par value;
 20,000,000 shares authorized;
 11,806,500 and 11,759,000 shares
 issued and outstanding at
 2000 and 1999, respectively           2,220,384     2,220,384

Paid-in capital                            6,486         6,486
Accumulated deficit                      (80,822)     (460,380)

Total                                  2,146,048     1,766,490
Less:
 Treasury stock
  -at cost                               118,906        34,084

Total stockholders' equity             2,027,142     1,732,406

  Total                             $  2,669,000    $2,016,465


      The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998


                                          2000         1999        1998

Sales                                $ 1,926,992   $1,681,243   1,602,150

Cost of sales and expenses:
Cost of sales                            501,437      670,793     491,960
Selling, general and administrative
 expenses                                745,743      730,816     726,990

Total                                  1,247,180    1,401,609   1,218,950

Operating income                         679,812      279,634     383,200

Other income:
Interest income                           50,080       27,304      22,487
Gain on disposal of assets                   -            -           500

Total other income                        50,080       27,304      22,987

Income before taxes                      729,892      306,938     406,187

Income taxes                             350,334      159,010     101,420

Net income                             $ 379,558     $147,928     304,767


Per share data:
Basic earnings per common share             0.03         0.01        0.03

Fully diluted earnings
 per common share                           0.03         0.01        0.03

Weighted average number of
 common shares outstanding            11,284,591   11,597,048   11,611,555



      The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                 Additional
                       Common    Paid-in-  Accumulated  Treasury  Stockholders'
                       Stock     Capital   Deficit      Costs     Equity



Balance -
March 1, 1997       2,216,984     6,486     (863,127)       -     1,360,343

Prior period
 adjustment               -          -       (49,948)       -       (49,948)

Net income -
Year ended
February 28, 1998         -          -       304,767        -       304,767

Balance -
February 28, 1998   2,216,984     6,486     (608,308)       -     1,615,162

Common stock issued
 for stock option       3,400        -           -          -         3,400

Net income
- Year ended
February 28, 1999          -         -       147,928        -       147,928


Less cost of
treasury stock             -         -           -      (34,084)    (34,084)

Balance -
February 28, 1999  2,220,384     6,486     (460,380)   (34,084)   1,732,406

Net income -
Year ended
February 29, 2000          -         -       379,558         -      379,558

Less cost of
treasury stock             -         -            -     (84,822)    (84,822)

Balance -
February 29, 2000 $ 2,220,384     6,486     (80,822)   (118,906)   2,027,142


      The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998


                                               2000      1999      1998

Cash flows from operating activities:
Net income                                  $ 379,558   147,928   304,767
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and amortization                  17,423    62,113    61,890
Deferred tax expense                            8,555    42,817   101,125
Obligation under deferred compensation
agreement                                      84,432    50,964    20,799
(Increase) decrease in:
Accounts receivable                            42,078  (115,938)   11,548
Inventories                                  (195,591)  102,652   (40,588)
Employee loans                                  5,593    (4,496)   (5,866)
Prepaid expenses:
Income taxes                                   22,504    10,295   (22,654)
Other                                         (14,052)    6,809    (8,992)
Security deposits                                  -     12,635    24,435
Increase (decrease) in:
Accounts payable                              (26,074)    3,019    21,660
Accrued expenses                              111,057    (4,516)   22,329
Taxes payable:
Payroll                                             -      (353)   (4,834)
Income                                        188,384    33,235       150
Net cash provided by operating activities     623,867   347,164   485,769
Cash flows from investing activities:
Loans payable - officers                            -    10,319    91,601
Increase in cash value
- life insurance policy                       (18,021)  (19,881)  (18,775)
Assets from acquisition of subsidiary -
net of accumulated depreciation                     -   (20,319) (417,765)
Payments for equipment                        (13,815)      -      (4,504)

Net cash used by investing activities         (31,836)  (29,881) (349,443)

     The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

                                         2000        1999      1998

Cash flows from financing activities:
Proceeds from the issuance of
 capital stock                             -         3,400        -
Purchase of treasury stock            (84,822)     (34,084)       -

Net cash used by financing activities (84,822)     (30,684)       -

Increase  in cash                     507,209      286,599    136,326

Cash and cash equivalents:
  Beginning                           675,728      389,129    252,803

  Ending                           $1,182,937     $675,728    389,129

Supplemental Information:

Income taxes paid                  $  149,649     $ 80,700     22,504

Interest paid                      $   12,279          -          -

     The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION:

The Company is engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical and flavors and fragrance industries to customers located in the United States and throughout the world.

The Company's wholly owned Subsidiary, Epolin Holding, Corp., was incorporated in New Jersey as a real estate holding company whose asset consist of land and a building. Prior to being acquired on January 29, 1998, it was controlled by two officers/stockholders of the Company.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 29, 2000 follows:

CONDENSED CONSOLIDATING BALANCE SHEET


                              Epolin
                    Epolin    Holding Eliminations Consolidated
Current assets    $2,359,779   19,471   (248,942)  2,130,308
Non-current assets   308,802  420,757   (190,867)    538,692
Total             $2,668,581  440,228   (439,809)  2,669,000

Total liabilities    641,439  273,796   (273,377)    641,858

Stockholders' equity:
    Common stock   2,220,384       -         -     2,220,384
    Additional paid-in
    capital            6,486       -         -         6,486
    Accumulated
    deficit          (80,822) 166,432   (166,432)    (80,822)
     Treasury
        stock       (118,906)      -         -      (118,906)

     Total stockholders'
        equity     2,027,142  166,432   (166,432)   2,027,142

           Total  $2,668,581  440,228   (439,809)   2,669,000

PAGE>



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME


                               Epolin
                 Epolin        Holding   Eliminations   Consolidated
Sales            $1,926,992      -             -         1,926,992

Other revenue         -        97,740      (97,740)          -
Total             1,926,992    97,740      (97,740)      1,926,992

Cost of sales       501,437      -             -           501,437
Selling, general
  and
  administrative    832,600    10,883      (97,740)        745,743
     Total        1,334,037    10,883      (97,740)      1,247,180

Operating income    592,955    86,857           -          679,812

Other income         50,080      -              -           50,080

Income before
taxes               643,035    86,857           -          729,882

Income taxes        340,069    10,265           -          350,334

Net income        $ 302,966    76,592           -          379,558


Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government in the amounts of $1,082,937 and $575,728 at February 29, 2000 and February 28, 1999, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property, Plant and Equipment - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

Depreciation and amortization expense totaled $17,423, $62,113 and $61,890 for the fiscal years 2000, 1999 and 1998, respectively.

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

NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 29, 2000, approximately 46.9%
of sales were to four customers.   Three of these customers, located in the
Eastern United States, comprised 35.14% of sales at February 29, 2000. During the year ended February 28, 1999, approximately 52.76% of sales were to four customers, two of which totaled 32.39%. Three of these customers located in the Eastern United States comprised 32.39 of sales at February 28, 1999.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000


NOTE D - INVENTORIES:
                                 2000      1999
Raw materials and supplies    $ 45,517    33,242
Work in process                 12,074    27,491
Finished goods                 417,624   218,891

          Total               $475,215   279,624




NOTE E - INCOME TAXES:
                                 2000       1999
1.  Federal and State deferred
    tax assets include
    the following:

    Tax effect of
    utilization of
    net operating loss
    carryforwards             $   -         32,671


    Temporary differences -
    principally accelerated
    amortization of leasehold
    improvements for
    book purposes              147,552      123,436

    Total - deferred
    tax assets                 147,552      156,107


    Current portion            113,577      126,854

    Non-current portion       $ 33,975       29,253

2.  Income tax expense consists
    of the following components:

                              2000       1999        1998
      Current
       Federal             $296,300     112,341        -
       State                 45,479       3,852       295

     Total current          341,779     116,193       295

      Deferred:
       Federal              (18,947)      9,995    66,924
       State                 27,502      32,822    34,201

        Total deferred        8,555      42,817   101,125

           Total           $350,334     159,010   101,420

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE E - INCOME TAXES (Continued):

3.  Reconciliation of income
    tax at the statutory rate
    to the Company's effective rate:

                                        2000        1999       1998

    Computed at the statutory rate    $245,159    219,815    231,300
    State income taxes (net)            45,479      3,852        295
    Decrease in deferred tax asset
      valuation allowance               34,476        -     (113,214)

    General business creditor           (4,577)       -           -
    Non-deductible items                29,797    (64,657)   (16,961)

      Effective tax rate              $350,334    159,010     101,420

The Company does not have any net operating loss carryforwards available for either Federal or State tax purposes.

NOTE F - ACCRUED SALARIES:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was classified as deferred compensation as of February 28, 1998.

NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $15,397, $12,908 and $12,141 for the years ended February 29, 2000,
February 28, 1999 and 1998, respectfully.

Incentive Compensation Plan - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock. Shares issued are determined at fifty percent of the closing bid price, vested, and
delivered over a three-year period.   During the year ended February 28,
1999, 20,000 shares of common stock were issued covering a previously awarded bonus to an employee on May 18, 1998.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. In December 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. In the current year, 47,500 shares of common stock were issued to two employees.

Outstanding options remaining under the plan are as follows:

Shares allocated as of February 29, 2000          357,500

Option price                                 $       0.04

All outstanding options are exercisable currently. No options were granted or expired during fiscal year ended February 29, 2000.

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. Options expire ten years after the date granted and are subject to a vesting period as follows: (1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted at $0.15 per share.

Options granted as of February 28, 2000:

No. of
Shares    Date Granted              Expiration Date

425,000   December 1, 1998         December 30, 2008
 25,000   February 10, 1999        February 9, 2009
 25,000   February 10, 2000        February 9, 2010

There are 275,000 options attributable to future grants.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE G - EMPLOYEE BENEFITS (continued):

Effective March 1, 1999, the company adopted deferred compensation agreement with two of its employees. Under the term of the agreement, each employee will receive one twenty sixth (1/26th) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death vesting schedule.

NOTE H - TREASURY STOCK:

     The Company made several purchases of their own common stock during the year ended February 29, 2000, totaling 315,700 shares at a cost of
$84,822.   Treasury stock at February 29, 2000 totaled 470,700 shares, including 42,445 shares, which were returned to the Company at no cost in prior years at a cumulative cost of $118,906.

NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses totaling $212,014, $183,111 and $164,724 for the fiscal years 2000, 1999 and 1998, respectively.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000

NOTE K - COMMITMENTS (continued):

The lease, is for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment effective with the second year. Rent includes reimbursed real estate taxes and insurance. Epolin Holding Corp. became a wholly owned Subsidiary of Epolin, Inc. as of January 29, 1998.

The minimum annual rentals under the lease are as follows:

     Years Ended         Amounts
     February 28, 2001   $97,740
     February 28, 2002    65,160

The lease is anticipated to be renewed at February 28, 2002, however, management has not determined the renewal rent.

Rental expense charged to operations and eliminated in consolidation amounted to $97,740, $89,595 and $90,717 for the years 2000, 1999 and 1998, respectively.

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with two officers. The first officer's additional annual compensation of $19,645 plus interest is being deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded with a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. The second officer was credited with $25,000 per year until his date of retirement, however, he elected to continue to work after his retirement age, thereby freezing the balance in his account. Therefore, no contribution was necessary for the current year. Upon retirement, he will be paid either in equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account. This selection will be at this discretion of the company.

Deferred compensation of $22,932, $21,840 and $20,799 for the first officer was charged to operations for the years ended February 29, 2000, February 28, 1999 and 1998, respectively. No charge was required for the second officer for the year ended February 29, 2000.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2000


NOTE K - COMMITMENTS (continued):

Deferred compensation for the second officer of $25,000 was charged to operations for the year ended February 28, 1999. The company with the consent of the second officer has agreed to suspend any further contributions under the agreement.

Employment Agreements - Effective March 1, 1999, the Company entered into ten year employment agreements with executive officers/directors:

James Ivchenko, President - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition, he is to receive 1.5% of gross annual sales of no more than $3,000,000, effective with the year ended February 29, 2000, increasing by 0.25% a year during the term of the agreement.

Murray S. Cohen, PhD, Chairman of the Board and Chief Executive Officer - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 2.00% of gross annual sales of no more than $3,000,000, effective with the year ended February 29, 2000, increasing by 0.25% a year during the term of the agreement. The Company had previously entered into a deferred compensation agreement with Dr. Cohen providing for the payment of certain funds to him for a period of ten years beginning two weeks after the date of his retirement, which agreement was terminated in connection with the execution of this employment agreement.

NOTE L -  PRIOR PERIOD ADJUSTMENT:

Previously eliminated deferred compensation of $49,948 due to an officer was reinstated, resulting in changes to accumulated deficit as of February 28, 1998.