Form 10QSB
period 2000-05-31
EPOLIN INC /NJ/
filed 2000-07-17
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended MAY 31, 2000

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

    Common, no par value per share: 11,443,355
          outstanding as of July 1, 2000


PART I - FINANCIAL INFORMATION

EPOLIN, INC. AND SUBSIDIARY


Index to Financial Information
Period Ended May 31, 2000



Item                                                 Page Herein

Item 1 - Financial Statements:

Accountant's Review Report                             3

Consolidated Financial Statements:

     Consolidated Balance Sheets                       4-5

     Consolidated Statements of Income                 6

     Consolidated Statements of Stockholders' Equity   7

     Consolidated Statements of Cash Flows             8-9

     Notes to Consolidated Financial Statements        10-17

Item 2 - Management's Discussion and
         Analysis or Plan of Operation                 18-19







ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheet of Epolin Inc. and Subsidiary as of May 31, 2000 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the May 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements of Epolin, Inc. and Subsidiary for the three months ended May 31, 1999 were complied by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the May 31, 1999 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.




                                      POLAKOFF WEISMANN LEEN LLC

June 14, 1999







EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                 May 31,
                                           2000         1999

Current assets:
  Cash and cash equivalents           $ 1,150,845     991,878
  Accounts receivable                     257,741     172,931
  Inventories                             472,590     306,615
Prepaid expenses:
  Income taxes                                -        22,504
  Other                                    25,675      16,981
  Employee loans                            3,072       8,965
  Deferred taxes                            7,713       7,805

Total current assets                    1,917,636   1,527,679

Property, plant and equipment - at cost:
Land                                       81,000      81,000
Building                                  369,000     369,000
Machinery and equipment                   215,306     202,515
Furniture and fixtures                     11,407      11,036
Leasehold improvements                    432,037     432,037

Total                                   1,108,750   1,095,588

Less:  Accumulated depreciation and
       amortization                       654,005     636,098

Net property, plant and equipment         454,745     459,490

Other assets:
Deferred taxes                            146,539     148,302
Cash value - life insurance policy         85,079      62,558

Total other assets                        231,618     210,860

      Total                           $ 2,603,999   2,198,029



EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        May 31,
                                    2000         1999



Current liabilities:
  Accounts payable                       $ 13,818        22,382
  Accrued expenses                        105,088        24,104
  Taxes payable - payroll and income       79,029        95,996

Total current liabilities                 197,935       142,482

Other liabilities:
  Deferred compensation                   250,591       144,764
  Due officers                             10,319        10,319

     Total other liabilities              260,910       155,083

     Total liabilities                    458,845       297,565


Stockholders' equity:
    Preferred stock, $15.513 par value; 940,000
      shares authorized;
      none issued                             -              -
    Preferred stock, series A convertible non-cumulative,
       $2.50 par value; redemption price and
       liquidation preference; 60,000 shares
       authorized; 5,478 shares
       issued and redeemed                    -              -
    Common stock, no par value; 20,000,000 shares
       authorized; 11,956,000 and 11,759,000 shares
 issued and outstanding
 at 2000 and 1999                       2,226,384     2,220,384
  Paid-in capital                           6,486         6,486
  Retained earnings (deficit)              31,190      (278,178)

Total                                   2,264,060     1,948,692

Less: Treasury stock, at cost             118,906        48,228

Total stockholders' equity              2,145,154     1,900,464

  Total                               $ 2,603,999     2,198,029




EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MAY 31, 2000 AND 1999


                                       2000           1999

Sales                               $ 497,201         491,666

Cost of sales and expenses:
  Cost of sales                       175,547         111,821
  Selling, general and
  administrative expenses             176,138         111,584


Total                                 351,685         223,405

Operating income                      145,516         268,261

Other income - interest                15,990           7,881

Income before taxes                   161,506         276,142

Income tax expense                     49,494          93,940

Net income                          $ 112,012         182,202


Per share data:
  Net income per common share          $ 0.01            0.02

  Weighted average number of shares of common
outstanding                        11,378,972      11,512,479




EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 2000 AND 1999




                                    Common              Additional
                                    Stock               Paid-in-Capital

Balance - March 1, 1999             $ 2,220,384               6,486

Purchase of treasury stock                  -                    -

Net income                                  -                    -

Balance - May 31, 1999              $ 2,220,384               6,486




Balance - March 1, 2000             $ 2,220,384               6,486

Issue of common stock                     6,000                  -

Net income                                   -                   -

Balance - May 31, 2000              $ 2,226,384               6,486





                             Accumulated    Treasury      Stockholders'
                             Deficit        Stock         Equity

Balance - March 1, 1999      (460,380)      (34,084)      1,732,406

Purchase of treasury stock         -        (14,144)        (14,144)

Net income                    182,202           -           182,202

Balance - May 31, 1999       (278,178)      (48,228)      1,900,464




Balance - March 1, 2000       (80,822)     (118,906)      2,027,142

Issue of common stock              -            -             6,000

Net income                    112,012           -           112,012

Balance - May 31, 2000         31,190      (118,906)      2,145,154




EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2000 AND 1999


                                             2000           1999





Cash flows from operating activities:
  Net income                               $ 112,012      182,202
  Adjustments to reconcile
   net income
   to net cash provided (used)
   by operating
   activities:
  Depreciation and amortization                5,068        4,584
  Deferred tax expense                        (6,700)
  Obligation under deferred
   compensation agreement                     21,395
  (Increase) decrease in:
     Accounts receivable                      31,095      157,983
     Inventories                               2,625      (26,991)
     Employee loans                            1,697        1,363
     Prepaid expenses                          5,324           -
  Increase (decrease) in:
     Accounts payable                         (3,512)     (21,022)
     Accrued expenses                        (56,996)     (26,923)
     Taxes payable                          (143,900)      61,451

        Net cash provided (used)
        by operating
        activities                           (31,892)     332,647

Cash flows from
investing activities:
  Increase in cash value -
   life insurance policy                      (4,500)          -
  Payments for equipment                      (1,700)      (2,353)

         Net cash used by
         investing activities                 (6,200)      (2,353)


EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
THREE MONTHS ENDED MAY 31, 2000 AND 1999


                                                 2000          1999

Cash flows from financing activities:
 Proceeds from the issuance
 of capital stock                               6,000             -
 Purchase of treasury stock                        -         (14,144)

Net cash provided (used)
by financing activities                         6,000        (14,144)

Increase (decrease) in cash                   (32,092)       316,150

Cash and cash equivalents:
  Beginning                                 1,182,937        675,728

  Ending                                  $ 1,150,845        991,878

Supplemental information:

  Income taxes paid                         $ 200,000         32,400

  Interest paid                                 $ 472             -








EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000


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

Note B - Summary of Significant Accounting Policies:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the period ended May 31, 2000 as follows:





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note B - Summary of Significant Accounting Policies: (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

                                        Epolin
                           Epolin      Holding Eliminations Consolidated

Current assets           $2,123,144      8,240     213,748    1,917,636
Non-current assets          480,236    418,391     212,264      686,363

     Total               $2,603,380    426,631     426,012    2,603,999

Total liabilities        $  458,227    238,802     238,183      458,845

Stockholders' equity:
    Common stock          2,226,384          -           -    2,226,384
    Additional paid-in
    capital                   6,486          -           -        6,486
    Retained earnings        31,189    187,829     187,829       31,190
 Treasury stock            (118,906)         -           -     (118,906)

     Total stockholders'
         equity           2,145,153    187,829     187,829    2,145,154

       Total             $2,603,380    426,631     426,012    2,603,999

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Sales                      $497,201          -           -      497,201
Other revenue                    -      24,435      24,435            -

Total                       497,201     24,435      24,435      497,201

Cost of sales               175,547          -           -      175,547
Selling, general
  and administrative        197,735      2,838      24,435      176,138
      Total                 373,282      2,838      24,435      351,685

Operating income            123,919     21,597           -      145,516

Other income                 37,387          -      21,397       15,990

Income before taxes         161,306     21,597      21,397      161,506
Income taxes                 49,294        200           -       49,494

Net income                 $112,012     21,397      21,397      112,012


EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note B - Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government of approximately $1,097,000 and $915,000 at May 31, 2000 and 1999, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

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

Depreciation and amortization expense totaled $5,068 and $4,584 for the period ended May 31, 2000 and 1999, respectively.

Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", wherein the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, allowance for doubtful accounts and net operating loss carry forwards.

Use of Estimates   The preparation of financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note C - Economic Dependency:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the period ended May 31, 2000, approximately 64.02% of
sales were to four customers.   Three of these customers, located in the
Eastern United States, amounted for 46.83% of sales at May 31, 2000.

Note D - Inventories:

     Raw materials and supplies   $  47,819
     Work in process                 12,045
     Finished goods                 412,726

            Total                 $ 472,590

Note E - Income Taxes and Deferred Tax Asset:
       Income tax expense and/or benefit consists of the following components:

             Current
              Federal          $43,300
              State             12,894
                Total current   56,194

             Deferred:
              Federal           (6,000)
              State               (700)

                Total deferred  (6,700)

                      Total    $49,494


Federal and State deferred tax assets include the following:

Temporary differences - principally accelerated amortization of leasehold improvements for book purposes and deferred
   compensation                            $154,252

   Current portion                            7,713

   Non-current portion                     $146,539






EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note F - Accrued Salaries:

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was paid in the current period.

Note G - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $5,396 for the period ended May 31, 2000.

Incentive Compensation Plan - In December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock. Shares issued are determined at fifty percent of the closing bid price and vested and delivered over a three-year period.

Employee Option Plan - The Company had previously adopted The Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. In December 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and will expire on December 1, 2005. In the current period, 150,000 shares of common stock were issued to two employees.

Outstanding options remaining under the plan are as follows

Shares allocated            as of May 31, 2000              207,500

Option price                                           $       0.04

All outstanding options are currently exercisable.






EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

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

Option granted as of May 31, 2000:

No. of           Date                 Expiration
Shares           Granted              Date

425,000          December 1, 1998     December 30, 2008
 25,000          February 10, 1999    February 9, 2009
 25,000          February 10, 2000    February 9, 2010

There are 275,000 options attributable to future grants.

Effective March 1, 1999, the company adopted deferred compensation agreements with two of its employees. Under the terms of the agreements, each employee will receive one twenty sixth (1/26th) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death vesting schedule.

Note H - Treasury Stock:

Treasury stock at May 31, 2000 totaled 470,700 shares, at a cumulative cost of $118,906 including 42,445 shares, which were returned to the Company at no cost in prior years.

Note I - Research and Development:

The cost for the three month period ended May 31, 2000 is $54,931 included in selling, general and administrative expenses.




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note J - Commitments:

Leases:

The company leases its promises from its wholly - owned subsidiary. The lease was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment effective with the second year. Rent includes reimbursed real estate taxes and insurance.

The minimum annual rentals under the lease are as follows:

                 Years Ended                     Amounts
                 February 28, 2001               $97,740
                 February 28, 2002                65,160

The lease is anticipated to be renewed at February 28, 2002, however, management has not determined the renewal rent.

Rental expense charged to operations and eliminated in consolidation amounted to $24,435 for the three months ended May 31, 2000.

Deferred Compensation:

On December 29, 1995, the Company entered into a deferred compensation agreement with two officers. The first officer's additional annual compensation of $19,645 plus interest is being deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded with a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. The second officer was credited with $25,000 per year until his date of retirement, however, he elected to continue to work after his retirement age, thereby freezing the balance in his account. Therefore, no contribution was necessary for the current period. Upon retirement, he will be paid either in equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account. This selection will be at this discretion of the company.







EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2000

Note J - Commitments (continued):

Employment Agreements:

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

Murray S. Cohen, PhD, Chairman of the Board and Chief Executive Officer   To
be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 2.00% of gross annual sales of no more than $3,000,000, effective with the year ended February 29, 2000, increasing by 0.25% a year during the term of the agreement. The Company had previously entered into a deferred compensation agreement with Dr. Cohen providing for the payment of certain funds to him for a period of ten years beginning two weeks after the date of his retirement, which agreement was terminated in connection with the execution of this employment agreement.





Item 2.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

Introduction

     Epolin, Inc. (the "Company") is a manufacturing and research and development company which was incorporated in the State of New Jersey in May 1984. The Company is principally engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and for welding applications and other dyes, specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to a group of customers located in the United States and throughout the world.

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

Results of Operations

     During the quarter ended May 31, 2000, the Company reported sales of approximately $497,200 as compared to sales of approximately $491,700 during the quarter ended May 31, 1999, an increase of approximately $5,500 or 1.1%.

     Operating income for the quarter ended May 31, 2000 decreased to approximately $145,500 from operating income of approximately $268,300 for the quarter ended May 31, 1999, a decrease of approximately $122,800. This change resulted primarily from an increase in cost of sales and selling, general and administrative expenses for the three months ended May 31, 2000 as compared to the three months ended May 31, 1999 with sales at approximately the same levels for the comparable periods. Cost of sales for the three months ended May 31, 2000 was approximately $175,500 as compared to cost of sales during the three months ended May 31, 1999 of approximately $111,800. During the three months ended May 31, 2000, the Company's selling, general and administrative expenses were approximately $175,100 as compared to selling, general and administrative expenses of approximately $111,600 for the three months ended May 31, 1999.

     During the three months ended May 31, 2000, the Company realized approximately $16,000 in interest income as compared to approximately $7,900 in interest income for the comparable period of 1999.

     During the quarter ended May 31,2000, the Company reported income before taxes of approximately $161,500 as compared to income before taxes of approximately $276,100 for the three months ended May 31, 1999. Net income after taxes was approximately $112,000 for the three months ended May 31, 2000 as compared to income after taxes of approximately $182,200 for the three months ended May 31,1999.

Liquidity and Capital Resources

     On May 31, 2000, the Company had working capital of approximately $1,719,700, an equity to debt ratio of approximately 4.68 to 1, and stockholders' equity of approximately $2,145,000. On May 31, 2000, the Company had approximately $1,150,800 in cash and cash equivalents, total assets of approximately $2,604,000 and total liabilities of approximately $458,800. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 470,700 shares have been repurchased under this program through May 31, 2000, at a cumulative cost of $118,906. No shares were repurchased during the quarter ended May 31, 2000.




PART II - OTHER INFORMATION


Item 1.      Legal Proceedings.

             None.

Item 2.      Changes in Securities.

             In May 2000, the Company issued 75,000 shares of Common Stock to each of Chester C. Swasey and Abdelhamid A.H. Ramadan pursuant to the exercise of previously granted stock options exercisable at $.04 per share. Such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3.      Defaults Upon Senior Securities.

             None.

Item 4.      Submission of Matters to a Vote of Security-Holders.

             None.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             (a)  Exhibits.

             There are no exhibits applicable to this Form 10-QSB.

             (b)  Reports on Form 8-K.

             Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 2000.

             None.




                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EPOLIN, INC.
                                       (Registrant)



Dated: July 17, 2000                   By:  /s/Murray S. Cohen
                                            Murray S. Cohen,
                                            Chief Executive Officer


Dated: July 17, 2000                   By:  /s/Murray S. Cohen
                                            Murray S. Cohen,
                                            Principal Financial Officer