Form 10QSB
period 2000-08-31
EPOLIN INC /NJ/
filed 2000-09-22
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended August 31, 2000

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

    Common, no par value per share: 11,419,355
        outstanding as of September 1, 2000




          PART I - FINANCIAL INFORMATION

            EPOLIN, INC. AND SUBSIDIARY


          Index to Financial Information
           Period Ended August 31, 2000



Item
                                                  Page Herein

Item 1 - Financial Statements:

Accountant's Review Report                          3

Consolidated Financial Statements:

Consolidated Balance Sheets                         4-5

Consolidated Statements of Income                   6-7

Consolidated Statements of Stockholders' Equity     8

Consolidated Statements of Cash Flows               9-10

Notes to Consolidated Financial Statements          11-18

Item 2 - Management's Discussion and
         Analysis or Plan of Operation              19-20







ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheet of Epolin Inc. and Subsidiary as of August 31, 2000 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the August 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements of Epolin, Inc. and Subsidiary for the six months ended August 31, 1999 were complied by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the August 31, 1999 finanical statements and, accordingly, do not express an opinion or any other form of assurance on them.




POLAKOFF WEISMANN LEEN LLC

September 15, 2000




EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
                                          August 31,
                                      2000         1999

Current assets:
  Cash and cash equivalents      $ 1,192,995     1,170,812
  Accounts receivable                415,736       170,633
  Inventories                        463,007       380,527
  Prepaid expenses - other            12,999        34,282
  Employee loans                       1,675             -
  Deferred taxes                       8,079        32,000

Total current assets               2,094,491     1,788,254

Property, plant and equipment - at cost:
Land                                  81,000        81,000
Building                             369,000       369,000
Machinery and equipment              228,837       206,727
Furniture and fixtures                11,407        11,408
Leasehold improvements               432,037       432,037

Total                              1,122,281     1,100,172

Less:  Accumulated depreciation
and amortization                     662,204       640,684

Net property, plant and equipment    460,077       459,488

Other assets:
Deferred taxes                       151,904        90,107
Cash value - life insurance policy    89,579        72,558

Total other assets                   241,483       162,665

      Total                      $ 2,796,051     2,410,407



See accountant's review report



EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                           August 31,
                                      2000          1999

Current liabilities:
  Accounts payable                  $ 16,340        32,062
  Accrued expenses                   134,636        19,574
  Taxes payable - payroll and income  52,587       163,420
Loans payable officers                     -        10,319

Total current liabilities            203,563       225,375

Other liabilities:
  Deferred compensation              271,986       144,764
  Due officers                        10,319             -

     Total other liabilities         282,305       144,764

     Total liabilities               485,868       370,139


Stockholders' equity:
    Preferred stock, $15.513
    par value; 940,000
    shares authorized;
    none issued                            -             -
    Preferred stock, series
    A convertible non-cumulative,
    $2.50 par value;
    redemption price and
    liquidation preference;
    60,000 shares authorized;
    5,478 shares issued and redeemed       -             -
    Common stock, no par value;
     20,000,000 shares
     authorized; 11,956,500
     and 11,759,000 shares
     issued and outstanding
     at 2000 and 1999              2,229,658     2,220,384
  Paid-in capital                      6,486         6,486
  Retained earnings (deficit)        203,811      (121,238)

Total                              2,439,955     2,105,632

Less: Treasury stock, at cost        129,772        65,364

Total stockholders' equity         2,310,183     2,040,268

  Total                          $ 2,796,051     2,410,407


See accountant's review report





EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED AUGUST 31, 2000 AND 1999


                                       2000           1999




Sales                               $ 657,396       566,347

Cost of sales and expenses:
  Cost of sales                       199,386       127,826
  Selling, general and administrative
    expenses                          155,306       129,222

Total                                 354,692       257,048

Operating income                      302,704       309,299

Other income - interest                14,630        11,361

Income before taxes                   317,334       320,660

Income tax expense                    144,713       163,720

Net income                          $ 172,621       156,940

Per share data:
  Net income per common share          $ 0.02          0.01

  Weighted average number of
    shares of common outstanding $ 11,438,268    11,445,414


See accountant's review report




EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

                                      2000         1999

Sales                            $ 1,154,597    1,058,013

Cost of sales and expenses:
  Cost of sales                      374,933      239,647
  Selling, general and
  administrative expenses            331,444      240,806

Total                                706,377      480,453

Operating income                     448,220      577,560

Other income - interest               30,620       19,242

Income before taxes                  478,840      596,802

Income tax expense                   194,207      257,660

Net income                         $ 284,633      339,142


Per share data:
  Net income per common share         $ 0.02         0.03

  Weighted average number of
  shares of common
  outstanding                   $ 11,438,268   11,445,414




See accountant's review report






EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 2000 AND 1999




                                 Common   Additional       Accumulated
                                 Stock    Paid-in-Capital  Deficit

Balance - March 1, 1999       $ 2,220,384      6,486      (460,380)

Purchase of treasury stock              -          -             -

Net income                              -          -       339,142

Balance - August 31, 1999     $ 2,220,384      6,486      (121,238)




Balance - March 1, 2000       $ 2,220,384      6,486       (80,822)

Issue of common stock               9,274          -             -

Purchase of treasury stock              -          -             -

Net income                              -          -       284,633

Balance - August 31, 2000     $ 2,229,658      6,486       203,811


                                    Treasury      Stockholders'
                                    Stock         Equity



Balance - March 1, 1999             (34,084)     1,732,406

Purchase of treasury stock          (31,280)       (31,280)

Net income                                -        339,142

Balance - August 31, 1999           (65,364)     2,040,268




Balance - March 1, 2000            (118,906)     2,027,142

Issue of common stock                     -          9,274

Purchase of treasury stock          (10,866)       (10,866)

Net income                                -        284,633

Balance - August 31, 2000          (129,772)     2,310,183

See accountant's review report





EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 2000 AND 1999


                                            2000          1999


Cash flows from operating activities:
  Net income                             $ 284,633       339,142
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization             13,267         9,170
  Deferred tax expense                     (14,031)            -
  Obligation under deferred
   compensation agreement                   42,790             -
  (Increase) decrease in:
     Accounts receivable                  (126,900)      160,281
     Inventories                            12,208      (100,903)
     Employee loans                          3,094             -
     Prepaid expenses                       19,600        49,531
  Increase (decrease) in:
     Accounts payable                         (990)      (11,342)
     Accrued expenses                      (27,448)      (31,453)
     Taxes payable                        (170,342)      128,875

        Net cash provided by
        operating activities                35,881       543,301

Cash flows from investing activities:
  Increase in cash value -
   life insurance policy                    (9,000)      (10,000)
  Payments for equipment                   (15,231)            -

         Net cash used by
         investing activities              (24,231)      (10,000)




See accountant's review report





EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
SIX MONTHS ENDED AUGUST 31, 2000 AND 1999


                                        2000          1999

Cash flows from financing activities:
 Proceeds from the issuance of
  capital stock                           9,274             -
 Related party loans                                  (31,280)
    Purchase of treasury stock          (10,866)       (6,937)

Net cash used by financing activities    (1,592)      (38,217)

Increase in cash                         10,058       495,084

Cash and cash equivalents:
  Beginning                           1,182,937       675,728

  Ending                            $ 1,192,995     1,170,812

Supplemental information:

  Income taxes paid                   $ 377,124         5,850

  Interest paid                       $     472             -



See accountant's review report





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000




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

Note B - Summary of Significant Accounting Policies:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the period ended August 31, 2000 as follows:





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000

Note B - Summary of Significant Accounting Policies: (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

                                        Epolin
                             Epolin     Holding     Eliminations   Consolidated
Current assets              $2,299,092     6,832         211,433    2,094,491
Non-current assets             493,156   413,661         205,257      701,560

Total                       $2,792,248   420,493         416,690    2,796,051

Total liabilities           $  482,065   215,236         211,433      485,868

Stockholders' equity:
    Common stock             2,229,658         -               -    2,229,658
    Additional paid-in
    capital                      6,486         -               -        6,486
    Retained earnings          203,811   205,257         205,257      203,811
     Treasury stock           (129,772)        -               -     (129,772)

     Total stockholders'
        equity               2,310,183   205,257         205,257    2,310,183

          Total             $2,792,248   420,493         416,690    2,796,051



CONDENSED CONSOLIDATING STATEMENT OF INCOME


Sales                       $1,154,597         -               -    1,154,597
Other revenue                        -    48,870          48,870            -
   Total                     1,154,597    48,870          48,870    1,154,597

Cost of sales                  374,933         -               -      374,933
Selling, general
  and administrative           373,218     7,096          48,870      331,444

     Total                     748,151     7,096          48,870      706,377

Operating income               406,446    41,774               -      448,220

Other income                    68,836       609          38,825       30,620

Income before taxes            475,282    42,383          38,825      478,840
Income taxes                   190,649     3,558               -      194,207

Net income                    $284,633    38,825          38,825      284,633



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000

Note B - Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government of approximately $1,093,000 and $1,071,000 at August 31, 2000 and 1999, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

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

Depreciation and amortization expense totaled $13,627 and $9,170 for the period ended August 31, 2000 and 1999, respectively.

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






EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000


Note C - Economic Dependency:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the period ended August 31, 2000, approximately
66.03% of sales were to four customers.   Three of these customers, located
in the Eastern United States, amounted for 42.70% of sales at August 31, 2000.

Note D - Inventories:

     Raw materials and supplies    $   36,594
     Work in process                   28,946
     Finished goods                   397,467

               Total               $  463,007

Note E - Income Taxes and Deferred Tax Asset:
Income tax expense and/or benefit consists of the following components:

  Current
     Federal            $ 160,300
     State                 46,338
     Total current        206,638

  Deferred:
       Federal             (9,800)
       State               (2,631)
       Total deferred     (12,431)

       Total             $194,207


Federal and State deferred tax assets include the following:

Temporary differences - principally accelerated amortization of leasehold improvements for book purposes and deferred
compensation                     $159,983

         Current portion            8,079
         Non-current portion     $151,904





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000

Note F - Accrued Salaries:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was paid in the current period.

Note G - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $5,396 for the period ended August 31, 2000.

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

Outstanding options remaining under the plan are as follows

Shares allocated as of August 31, 2000       207,500

Option price                            $       0.04

All outstanding options are currently exercisable.



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000

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

Option granted as of August 31, 2000:

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

Note H - Treasury Stock:

     Treasury stock at August 31, 2000 totaled 537,145 shares, at a cumulative cost of $129,772 including 42,445 shares, which were returned to the Company at no cost in prior years .

Note I - Research and Development:

The cost for the six-month period ended August 31, 2000 is $108,731 included in selling, general and administrative expenses.



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000

Note J - Commitments and Contingencies:

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

Rental expense charged to operations and eliminated in consolidation amounted to $48,870 for the six months ended August 31, 2000.

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




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2000

Note J - Commitments and Contingencies (continued):

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

Contingencies:

In August 2000, the Company received a letter from a law firm representing a former officer of the Company (who is also a current director) alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, The Company received a letter from the same law firm on behalf of another director (who is currently an employee of the Company) alleging similar claims. To date, no actions have been commenced in either matter and the Company believes such claims are without merit. In the event actions are commenced, the Company intends to defend such matters vigorously. Nevertheless, while the outcome of such matters cannot be predicted with certainty at this time, management does not expect such will result in an unfavorable outcome to the Company or have a material adverse effect.





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

Results of Operations

     During the quarter ended August 31, 2000, the Company reported sales of approximately $657,400 as compared to sales of approximately $566,300 during the quarter ended August 31, 1999, an increase of approximately $91,000 or 16.1%. During the six months ended August 31, 2000, the Company reported sales of approximately $1,154,600 as compared to sales of approximately $1,058,000 during the six months ended August 31, 1999, an increase of approximately $96,600 or 9.1%. This increase in sales was primarily attributed to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter August 31, 2000 decreased to approximately $302,700 from operating income of approximately $309,300 for the quarter ended August 31, 1999, a decrease of approximately $6,600. Operating income for the six months ended August 31, 2000 decreased to approximately $448,200 from operating income of approximately $577,600 for the six months ended August 31, 1999, a decrease of approximately $129,300. This change resulted primarily from increases in cost of sales and selling, general and administrative expenses for the six months ended August 31, 2000 as compared to the six months ended August 31, 1999, offset by an increase in sales of approximately $96,600 for the six months ended August 31, 2000, as compared to the comparable period in the prior fiscal year. Cost of sales for the six months ended August 31, 2000 was approximately $374,900 as compared to cost of sales during the six months ended August 31, 1999 of approximately $239,600. During the six months ended August 31, 2000, the Company's selling, general and administrative expenses were approximately $331,400 as compared to selling, general and administrative expenses of approximately $240,800 for the six months ended August 31, 1999.

     During the three and six months ended August 31, 2000, the Company realized approximately $14,600 and $30,600, respectively, in interest income as compared to approximately $11,400 and $19,200, respectively, in interest income for the comparable periods of the prior fiscal year.

     During the quarter ended August 31, 2000, the Company reported income before taxes of approximately $317,300 as compared to income before taxes of approximately $320,700 for the three months ended August 31, 1999. For the six months ended August 31, 2000, the Company reported income before taxes of approximately $478,800 as compared to income before taxes of approximately $596,800 for the six months ended August 31, 1999. Net income after taxes was approximately $172,600 for the three months ended August 31, 2000 as compared to income after taxes of approximately $156,900 for the three months ended August 31, 1999. For the six months ended August 31, 2000, net income after taxes was approximately $284,600 as compared to net income after taxes of approximately $339,100 for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

     On August 31, 2000, the Company had working capital of approximately $1,890,900, an equity to debt ratio of approximately 4.75 to 1, and stockholders' equity of approximately $2,310,200. On August 31, 2000, the Company had approximately $1,193,000 in cash and cash equivalents, total assets of approximately $2,796,100 and total liabilities of approximately $485,900. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 494,700 shares have been repurchased under this program through August 31, 2000, at a cumulative cost of $123,097, which includes 24,000 shares repurchased during the quarter ended August 31, 2000.

            PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          In August 2000, the Company received a letter from a law firm representing a former officer of the Company (who is also a current director) alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another director (who is currently an employee of the Company) alleging similar claims. To date, no actions have been commenced in either matter and the Company believes such claims are without merit. In the event actions are commenced, the Company intends to defend such matters vigorously. Nevertheless, while the outcome of such matters cannot be predicted with certainty at this time, management does not expect such will result in an unfavorable outcome to the Company or have a material adverse effect.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          There are no exhibits applicable to this Form 10-QSB.

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 2000.

          None.




                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EPOLIN, INC.
                                    (Registrant)


Dated: September 22, 2000           By:  /s/ Murray S. Cohen
                                             Murray S. Cohen,
                                             Chief Executive Officer



Dated: September 22, 2000           By:  /s/ Murray S. Cohen
                                             Murray S. Cohen,
                                             Principal Financial Officer