Form 10QSB
period 2000-11-30
EPOLIN INC /NJ/
filed 2001-01-12
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, DC 20549

                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended November 30, 2000

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

    Common, no par value per share: 11,379,355
        outstanding as of November 30, 2000

          PART I - FINANCIAL INFORMATION

            EPOLIN, INC. AND SUBSIDIARY


          Index to Financial Information
           Period Ended November 30, 2000



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

ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
EPOLIN, INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheets of Epolin, Inc. and Subsidiary as of November 30, 2000 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the November 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements of Epolin, Inc. and Subsidiary for the nine months ended November 30, 1999 were complied by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the November 30, 1999 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


POLAKOFF WEISMANN LEEN LLC

December 28, 2000

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              NOVEMBER 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                           $1,495,452     1,193,448
   Accounts receivable                                    388,621       233,915
   Inventories                                            457,649       414,293
   Prepaid expenses - other                                18,660        32,885
   Employee loans                                               -             -
   Deferred taxes                                          10,021        32,000
                                                       ----------    ----------

      Total current assets                              2,370,403     1,906,541
                                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT - AT COST:
   Land                                                    81,000        81,000
   Building                                               369,000       369,000
   Machinery and equipment                                228,837       212,206
   Furniture and fixtures                                  11,407        11,407
   Leasehold improvements                                 432,037       432,037
                                                       ----------    ----------

      Total                                             1,122,281     1,105,650

   Less:  Accumulated depreciation and amortization       667,657       646,354
                                                       ----------    ----------

      Net property, plant and equipment                   454,624       459,296
                                                       ----------    ----------

OTHER ASSETS:
   Deferred taxes                                         155,811        92,000
   Cash value - life insurance policy                      94,081        71,565
                                                       ----------    ----------

      Total other assets                                  249,892       163,565
                                                       ----------    ----------

          Total                                        $3,074,919     2,529,402
                                                       ==========    ==========


                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   NOVEMBER 30,
                                                            -------------------------
                                                               2000           1999
                                                            ----------     ----------
CURRENT LIABILITIES:
  Accounts payable                                          $   20,555          5,338
  Accrued expenses                                              76,544         26,077
  Taxes payable - payroll and income                           112,937        208,210
                                                            ----------     ----------

     Total current liabilities                                 210,036        239,625
                                                            ----------     ----------

OTHER LIABILITIES:
  Deferred compensation                                        293,381        144,764
  Due officers                                                  10,319         10,319
                                                            ----------     ----------

     Total other liabilities                                   303,700        155,083
                                                            ----------     ----------

        Total liabilities                                      513,736        394,708
                                                            ----------     ----------


STOCKHOLDERS' EQUITY:
  Preferred stock, $15.513 par value; 940,000
    shares authorized; none issued                                   -              -
  Preferred stock, series A convertible non-cumulative,
     $2.50 par value; redemption price and
     liquidation preference; 60,000 shares
     authorized; 5,478 shares issued and redeemed                    -              -
  Common stock, no par value; 20,000,000 shares
     authorized; 11,956,500 and 11,759,000 shares
     issued and outstanding at 2000 and 1999                 2,229,658      2,220,384
  Paid-in capital                                                6,486          6,486
  Retained earnings                                            467,892          7,193
                                                            ----------     ----------

     Total                                                   2,704,036      2,234,063

  Less: Treasury stock, at cost                                142,853         99,369
                                                            ----------     ----------

     Total stockholders' equity                              2,561,183      2,134,694
                                                            ----------     ----------

        Total                                               $3,074,919      2,529,402
                                                            ==========     ==========

                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                      2000            1999
                                                   -----------     -----------

SALES                                              $ 1,826,111       1,496,080
                                                   -----------     -----------

COST OF SALES AND EXPENSES:
  Cost of sales                                        551,537         385,407
  Selling, general and administrative expenses         499,395         345,291
                                                   -----------     -----------

     Total                                           1,050,932         730,698
                                                   -----------     -----------

OPERATING INCOME                                       775,179         766,102

OTHER INCOME - interest                                 49,174          32,382
                                                   -----------     -----------

INCOME BEFORE TAXES                                    824,353         798,484

INCOME TAX EXPENSE                                     275,639         330,910
                                                   -----------     -----------

NET INCOME                                         $   548,714         467,574
                                                   ===========     ===========


PER SHARE DATA:
  Net income per common share                      $      0.05            0.04
                                                   ===========     ===========

  Weighted average number of shares of common
    outstanding                                    $11,416,388      11,342,844
                                                   ===========     ===========


                         See accountant's review report.

                          EPOLIN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                     2000            1999
                                                  -----------     -----------

SALES                                             $   671,514         438,787
                                                  -----------     -----------

COST OF SALES AND EXPENSES:
  Cost of sales                                       176,604         145,760
  Selling, general and administrative
    expenses                                          167,951         104,485
                                                  -----------     -----------

    Total                                             344,555         250,245
                                                  -----------     -----------

OPERATING INCOME                                      326,959         188,542

OTHER INCOME - interest                                18,554          13,140
                                                  -----------     -----------

INCOME BEFORE TAXES                                   345,513         201,682

INCOME TAX EXPENSE                                     81,432          73,250
                                                  -----------     -----------

NET INCOME                                        $   264,081         128,432
                                                  ===========     ===========

PER SHARE DATA:
  Net income per common share                     $      0.02            0.01
                                                  ===========     ===========

  Weighted average number of
    shares of common outstanding                  $11,416,388      11,342,844
                                                  ===========     ===========


                      See accountant's compilation report.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                     COMMON          ADDITIONAL       ACCUMULATED        TREASURY        STOCKHOLDERS'
                                      STOCK       PAID-IN-CAPITAL       DEFICIT           STOCK              EQUITY
                                   ----------     ---------------     -----------       ----------       -------------

Balance - March 1, 1999            $2,220,384             6,486          (460,381)         (34,084)         1,732,405

Purchase of treasury stock                  -                 -                 -          (65,285)           (65,285)

Net income                                  -                 -           467,574                -            467,574
                                   ----------        ----------        ----------       ----------         ----------

Balance - November 30, 1999        $2,220,384             6,486             7,193          (99,369)         2,134,694
                                   ==========        ==========        ==========       ==========         ==========



Balance - March 1, 2000            $2,220,384             6,486           (80,822)        (118,906)         2,027,142

Issue of common stock                   9,274                 -                 -                -              9,274

Purchase of treasury stock                  -                 -                 -          (23,947)           (23,947)

Net income                                  -                 -           548,714                -            548,714
                                   ----------        ----------        ----------       ----------         ----------

Balance - November 30, 2000        $2,229,658             6,486           467,892         (142,853)         2,561,183
                                   ==========        ==========        ==========       ==========         ==========

                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                         2000          1999
                                                       ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 548,714       467,574
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
  Depreciation and amortization                           18,720        14,840
  Deferred tax expense                                   (18,280)       33,100
  Obligation under deferred compensation agreement        64,185             -
  (Increase) decrease in:
     Accounts receivable                                 (99,785)       96,999
     Inventories                                          17,566      (134,669)
     Employee loans                                        4,769        10,360
     Prepaid expenses                                     12,339         6,567
  Increase (decrease) in:
     Accounts payable                                      3,225       (38,066)
     Accrued expenses                                    (85,540)      (24,950)
     Taxes payable                                      (109,992)      173,665
                                                       ---------     ---------

         Net cash provided by operating activities       355,921       605,420
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in cash value - life insurance policy         (13,502)      (10,000)
  Payments for equipment                                 (15,231)      (12,415)
                                                       ---------     ---------

         Net cash used by investing activities           (28,733)      (22,415)
                                                       ---------     ---------


                         See accountant's review report.

                   EPOLIN, INC. AND SUBSIDIARY

          NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999


                                                    2000             1999
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of capital stock          9,274                -
  Related party loans                                      -
  Purchase of treasury stock                         (23,947)         (65,285)
                                                 -----------      -----------

     Net cash used by financing activities           (14,673)         (65,285)
                                                 -----------      -----------

INCREASE IN CASH                                     312,515          517,720

CASH AND CASH EQUIVALENTS:
  Beginning                                        1,182,937          675,728

  Ending                                         $ 1,495,452        1,193,448
                                                 ===========      ===========

SUPPLEMENTAL INFORMATION:

  Income taxes paid                              $   399,180          102,427
                                                 ===========      ===========

  Interest paid                                  $       472                -
                                                 ===========      ===========


                         See accountant's review report.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000




Note A - Organization and Basis of Presentation:

The Company is engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, pharmaceutical, flavors and fragrance industries to customers located in the United States and throughout the world.

The Company's wholly owned Subsidiary, Epolin Holding, Corp., incorporated in New Jersey as a real estate holding company with assets consisting of land and a building. Prior to being acquired on January 29, 1998, it was controlled by two officers/stockholders of the Company.

Note B - Summary of Significant Accounting Policies:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the period ended November 30, 2000 as follows:

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

Note B - Summary of Significant Accounting Policies: (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

                                          Epolin
                            Epolin        Holding   Eliminations Consolidated
Current assets           $2,369,548        20,799       19,944    2,370,403
Non-current assets          883,433       570,413      729,386      724,460

Total                    $3,252,981       591,212      749,330    3,074,919

Total liabilities        $  671,854       366,369      524,487      513,736

Stockholders' equity:
    Common stock          2,229,658           -             -     2,229,658
    Additional paid-in
     capital                  6,486           -             -         6,486
    Retained earnings       467,892       224,843      224,843      467,892
     Treasury stock        (142,853)          -             -      (142,853)

     Total stockholders'
         equity           2,561,183       224,843      224,843    2,561,183

          Total          $3,233,037       591,212      749,330    3,074,919

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Sales                    $1,826,111           -             -     1,826,111
Other revenue                    -         73,305       73,305         -

        Total             1,826,111        73,305       73,305    1,826,111

Cost of sales               551,537           -             -       551,537
Selling, general
  and administrative        563,238         9,462       73,305      499,395

     Total                1,114,775         9,462       73,305    1,050,932

Operating income            711,336        63,843           -       775,179

Other income                107,459           126       58,411       49,174

Income before taxes         818,795        63,969       58,411      824,353
Income taxes                270,081         5,558            -      275,639

Net income               $  548,714        58,411       58,411      548,714

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

Note B - Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government of approximately $1,495,000 and $1,193,000 at November 30, 2000 and 1999, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

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

Depreciation and amortization expense totaled $18,720 and $13,627 for the period ended November 30, 2000 and 1999, respectively.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000


Note C - Economic Dependency:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the period ended November 30, 2000, approximately
66.03% of sales were to four customers.   Three of these customers, located
in the Eastern United States, amounted for 43% of sales at November 30, 2000.

Note D - Inventories:

     Raw materials and supplies    $    39,525
     Work in process                    47,681
     Finished goods                    370,443

          Total                    $   457,649

Note E - Income Taxes and Deferred Tax Asset:

Income tax expense and/or benefit consists of the following components:

  Current
     Federal                          $ 231,389
     State                               62,530
     Total current                      293,919

  Deferred:
           Federal                      (15,780)
           State                         (2,500)

                   Total deferred       (18,280)

                          Total        $275,639


Federal and State deferred tax assets include the following:

      Temporary differences - principally accelerated amortization of leasehold improvements for book purposes and deferred
          compensation                  $165,832

         Current portion                  10,021

         Non-current portion            $155,811

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

Note F - Accrued Salaries:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was paid in the current period.

Note G - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $16,202 for the period ended November 30, 2000.

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

Outstanding options remaining under the plan are as follows

Shares allocated as of November 30, 2000      207,500

Option price                             $       0.04

All outstanding options are currently exercisable.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

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

Option granted as of November 30, 2000:

No. of              Date                      Expiration
Shares              Granted                   Date


425,000             December 1, 1998         December 30, 2008
 25,000             February 10, 1999        February 9, 2009
 25,000             February 10, 2000        February 9, 2010

There are 275,000 options attributable to future grants.

Effective March 1, 1999, the company adopted deferred compensation agreements with two of its former employees. Under the terms of the agreements, each employee will receive one twenty sixth (1/26th) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death vesting schedule.

Note H - Treasury Stock:

     Treasury stock at November 30, 2000 totaled 577,145 shares, at a cumulative cost of $142,853 including 42,445 shares, which were returned to the Company at no cost in prior years.

Note I - Research and Development:

The cost for the nine-month period ended November 30, 2000 is $235,131 included in selling, general and administrative expenses.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

Note J - Commitments and Contingencies:

Leases:

The company leases its premises from its wholly - owned subsidiary. The lease was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment effective with the second year. Rent includes reimbursed insurance.

The minimum annual rentals under the lease are as follows:

          Years Ended         Amounts
          February 28, 2001   $97,740
          February 28, 2002    65,160

The lease is anticipated to be renewed at February 28, 2002, however, management has not determined the renewal rent.

Rental expense charged to operations and eliminated in consolidation amounted to $73,305 for the nine months ended November 30, 2000.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

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

Contingencies:

In August 2000, the Company received a letter from a law firm representing a former officer of the Company (who is also a current director) alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another director (who
was then an employee of the Company) alleging similar claims.   In December
2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen County - Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and intends to defend such matter vigorously. Nevertheless, while the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.

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

Results of Operations

     During the quarter ended November 30, 2000, the Company reported sales of approximately $671,500 as compared to sales of approximately $438,800 during the quarter ended November 30, 1999, an increase of approximately $232,700 or 53.0%. During the nine months ended November 30, 2000, the Company reported sales of approximately $1,826,100 as compared to sales of approximately $1,496,100 during the nine months ended November 30, 1999, an increase of approximately $330,000 or 22.1%. This increase in sales was primarily attributed to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter November 30, 2000 increased to approximately $327,000 from operating income of approximately $188,500 for the quarter ended November 30, 1999, an increase of approximately $138,500. Operating income for the nine months ended November 30, 2000 increased to approximately $775,200 from operating income of approximately $766,100 for the nine months ended November 30, 1999, an increase of approximately $9,100. This change resulted primarily from an increase in sales of approximately $330,000 for the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999, offset by increases in cost of sales and selling, general and administrative expenses for the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999. Cost of sales for the nine months ended November 30, 2000 was approximately $551,500 as compared to cost of sales during the nine months ended November 30, 1999 of approximately $385,400. During the nine months ended November 30, 2000, the Company's selling, general and administrative expenses were approximately $499,400 as compared to selling, general and administrative expenses of approximately $345,300 for the nine months ended November 30, 1999.

     During the three and nine months ended November 30, 2000, the Company realized approximately $18,600 and $49,200, respectively, in interest income as compared to approximately $13,100 and $32,400, respectively, in interest income for the comparable periods of the prior fiscal year.

     During the quarter ended November 30, 2000, the Company reported income before taxes of approximately $345,500 as compared to income before taxes of approximately $201,700 for the three months ended November 30, 1999. For the nine months ended November 30, 2000, the Company reported income before taxes of approximately $824,400 as compared to income before taxes of approximately $798,500 for the nine months ended November 30, 1999. Net income after taxes was approximately $264,100 for the three months ended November 30, 2000 as compared to income after taxes of approximately $128,400 for the three months ended November 30, 1999. For the nine months ended November 30, 2000, net income after taxes was approximately $548,700 as compared to net income after taxes of approximately $467,600 for the comparable period of the prior fiscal year.

Liquidity and Capital Resources

     On November 30, 2000, the Company had working capital of approximately $2,160,400, an equity to debt ratio of approximately 4.98 to 1, and stockholders' equity of approximately $2,561,200. On November 30, 2000, the Company had approximately $1,495,500 in cash and cash equivalents, total assets of approximately $3,074,900 and total liabilities of approximately $513,700. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for at least the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 534,700 shares have been repurchased under this program through November 30, 2000, at a cumulative cost of $136,178, which includes 40,000 shares repurchased during the quarter ended November 30, 2000.

            PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.


          In August 2000, the Company received a letter from a law firm representing a former officer of the Company (who is also a current director) alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another director (who was then an employee of the
          Company) alleging similar claims.   In December 2000, these
          individuals instituted suit in the Superior Court of New Jersey, Bergen County - Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and intends to defend such matter vigorously. Nevertheless, while the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          There are no exhibits applicable to this Form 10-QSB.

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 2000.

          None.

                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EPOLIN, INC.
                                    (Registrant)


Dated: January 12, 2001             By:  /s/ Murray S. Cohen
                                             Murray S. Cohen,
                                             Chief Executive Officer



Dated: January 12, 2001             By:  /s/ Murray S. Cohen
                                             Murray S. Cohen,
                                             Principal Financial Officer