Form 10KSB
period 2001-02-28
EPOLIN INC /NJ/
filed 2001-05-08
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549

                     FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended FEBRUARY 28, 2001

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

                       Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
                      $2,329,610

As of February 28, 2001, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (4,674,431 shares) was approximately $981,630. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on February 28, 2001 was 11,339,355.

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

Sales

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2001, approximately 52.4% of sales were to four customers. Three of these customers, located in the Eastern United States, comprised 43.8% of sales at February 28, 2001. During the year ended February 29, 2000, approximately 46.9% of sales were to four customers. Three of these customers, located in the Eastern United States, comprised 35.1% of sales at February 29, 2000.

Employees

     The Company presently employees six persons, all on a full time basis. The Company's employees are not represented by labor unions.

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

Item 3.  Legal Proceedings.

     In August 2000, the Company received a letter from a law firm representing a former officer of the Company (who is also a current director) alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another director (who was then an employee of the Company) alleging similar claims. In December 2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and intends to defend such matter vigorously. Nevertheless, while the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company. Other than the foregoing matter, there are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

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

Period                                     Bid Prices

Fiscal year ended February 29, 2000:    High           Low

March 1, 1999 to May 31, 1999           $.24           $.19
June 1, 1999 to Aug. 31, 1999           $.31           $.19
Sept. 1, 1999 to Nov. 30, 1999          $.31           $.23
Dec. 1, 1999 to Feb. 29, 2000           $.8125         $.24

Fiscal year ended February 28, 2001:    High           Low

March 1, 2000 to May 31, 2000           $.8125         $.3125
June 1, 2000 to Aug. 31, 2000           $.40           $.25
Sept. 1, 2000 to Nov. 30, 2000          $.44           $.29
Dec. 1, 2000 to Feb. 28, 2001           $.30           $.15

     (b)  Holders.

     As of February 28, 2001 there were approximately 300 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has never declared any cash dividends on its Common Stock. The Company expects to pay a dividend on its Common Stock in fiscal 2002.

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

Results of Operations

     Fiscal 2001 Compared to Fiscal 2000

     During the year ended February 28, 2001, the Company reported sales of approximately $2,330,000 as compared to sales of approximately $1,927,000, an increase of approximately $403,000 or 20.9%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes, and increases in sales of new dyes for new applications.

     Operating income for fiscal 2001 increased to approximately $916,000 as compared to operating income of approximately $680,000 for fiscal 2000, an increase of approximately $236,000. This change resulted primarily from an increase in sales as well as decreases in selling, general and administrative expenses. Cost of sales in fiscal 2001 was approximately $699,000 compared to cost of sales in fiscal 2000 of approximately $501,000. In fiscal 2001, the Company's selling, general and administrative expenses were approximately $714,000 as compared to selling, general and administrative expenses of approximately $746,000 for the fiscal year ended February 29, 2000.

     During the fiscal year ended February 28, 2001, the Company realized approximately $74,000 in interest income as compared to approximately $50,000 in interest income for the prior year. This increase resulted primarily from increases in available cash in fiscal 2001.

     During the fiscal year ended February 28, 2001, the Company reported income before taxes of approximately $990,000 as compared to income before taxes of approximately $730,000 for the fiscal year ended February 29, 2000. Net income after taxes was approximately $835,000 or $.07 per share for fiscal 2001 as compared to net income after taxes of approximately $380,000 or $.03 per share for fiscal 2000.

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

Liquidity and Capital Resources

     On February 28, 2001, the Company had working capital of approximately $2,357,000, an equity to debt ratio of approximately 5.80 to 1, and stockholders' equity of approximately $2,835,000. On February 28, 2001, the Company had approximately $1,690,000 in cash and cash equivalents, total assets of approximately $3,324,000 and total liabilities
of approximately $488,000.   The Company believes that its
available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 574,700 shares have been repurchased under this program through February 28, 2001 at a cumulative cost of $148,641, which includes 104,000 shares repurchased during the fiscal year ended February 28, 2001 at a cost of $33,135.

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

                         Present Position   Has Served As
Name                Age  and Offices        Director Since


Murray S. Cohen     75   Chairman of the        1984
                         Board, Chief Executive
                         Officer, Secretary
                         and Director

James Ivchenko      61   President and Director 1993

Claire Bluestein    75   Director               1984

Morris Dunkel       73   Director               1984

Chester C. Swasey   57   Director               1994

Abdelhamid
  A.H. Ramadan      61   Director               1994

     None of the directors and officers is related to any other director or officer of the Company.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     MURRAY S. COHEN has served as Director, Chief Executive Officer and Chairman of the Board of the Company since June 1984 and Secretary since March 2001. From June 1984 to August 1994, Dr. Cohen was also President. From January 1978 through May 1983, Dr. Cohen was the Director of Research and Development for Apollo Technologies Inc., a company engaged in the development of pollution control procedures and devices.
Dr. Cohen was employed as a Vice President and Technical Director of Borg-Warner Chemicals from 1973 through January 1978, where his responsibilities included the organization, project selection and project director of a 76 person technical staff which developed materials for a variety of plastic products. He received a Bachelor of Science Degree from the University of Missouri in 1949 and a Ph.D. in Organic Chemistry from the same institution in 1953.

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

     CHESTER C. SWASEY has served as Director of the Company since 1994. From August 1994 to August 2000, he was Vice President of Sales and Marketing. He is no longer employed by the Company. From 1992 to 1994, Mr. Swasey was employed as a Director of Marketing at Fairmount Chemical Company. From 1989 to 1992, he was employed as Manager of New Business Development at Union Carbide Corporation. Mr. Swasey has received several United States patents and has published a variety of technical papers related to the performance of plastics additives. Mr. Swasey received a Bachelor of Science degree in Chemistry from the City College of New York in 1965, and a Master of Business Administration degree from Fairleigh Dickinson University in 1973.

     ABDELHAMID A.H. RAMADAN has been a Director of the Company since July 1994. From November 1993 to December 2000, he was Manager for Research, Process Development and Quality Assurance of the Company. He is no longer employed by the Company. From March 1992 through October 1993, he served as production manager at Celgene Corp., and from 1989 through February 1992, he served as Senior Chemist and Chemical Hygiene Officer of the Company. From 1982 through 1988, Mr. Ramadan served as Production Department Head at Tenneco Chemicals. Mr. Ramadan received a Bachelor of Science Degree in Chemistry in 1963 from Ain Shams University - Cairo - Egypt.

Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999, of those persons who were, at February 28, 2001 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

               Summary Compensation Table
                               Annual
                               Compensation

Name and Principal     Fiscal
Position               Year        Salary         Bonus

Murray S. Cohen       2001         $177,290(1)(3) $29,000
Chairman of the       2000         $127,874(3)    $20,000
Board and Chief       1999         $111,538(3)    $20,000
Executive Officer

James Ivchenko        2001         $162,318(2)(3) $24,000
President             2000         $123,502(3)    $15,000
                      1999         $106,538(3)    $15,000


                         Long-Term
                         Compensation

                                Restricted     Shares
Name and Principal  Fiscal      Stock          Underlying
Position            Year        Awards         Options

Murray S. Cohen       2001         0            0
Chairman of the       2000         0            0
Board and Chief       1999         0            75,000
Executive Officer

James Ivchenko        2001         0            0
President             2000         0            0
                      1999         0            75,000


     (1) Includes $38,400 of additional compensation due to Murray S. Cohen based upon the Company's sales for fiscal 2000 paid in fiscal 2001 as determined under his employment contract. Does not include, however, additional compensation due to Dr. Cohen based upon the Company's sales for fiscal 2001 as determined under his employment contract which will be paid in fiscal 2002 which will be in the amount of $52,416. Also, does not include $49,948 paid to Dr. Cohen in fiscal 2001 for previously accrued salary.

     (2) Includes $28,905 of additional compensation due to James Ivchenko based upon the Company's sales for fiscal 2000 paid in fiscal 2001 as determined under his employment contract. Does not include, however, additional compensation due to Mr. Ivchenko based upon the Company's sales for fiscal 2001 as determined under his employment contract which will be paid in fiscal 2002 which will be in the amount of $40,768.

     (3) Does not include any deferred compensation arrangements for each of Dr. Cohen and Mr. Ivchenko. See "Deferred
     Compensation/Employment Contracts" below.

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

     In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 28, 2001, options to acquire 475,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 275,000 options were available for future grant. To date, options to acquire 12,500 shares of the Company's Common Stock
have been exercised under the 1998 Plan.    The Company has
repurchased all of such shares which were acquired upon exercise.

     No stock options or other stock appreciation rights were granted to any of the persons named in the Summary
Compensation Table during the fiscal year ended February 28, 2001.

     The following table set forth certain information as to each exercise of stock options during the year ended February 28, 2001, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2001 and Year-End Option Value

                                    Number of Securities
                 Shares             Underlying Unexercised
                 Acquired           Options at February 28, 2001
                 On        Value
                 Exercise  Realized Exercisable Unexercisable

Murray S. Cohen    -0-      -0-     150,000      0
James Ivchenko     -0-      -0-     150,000      0


                             Value of Unexercised
                             In-the-Money Options
                             at February 28, 2001(1)

                            Exercisable    Unexercisable

Murray S. Cohen               $17,250        $0
James Ivchenko                $17,250        $0
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

     Effective as of March 1, 1999, the Company entered into a ten year employment agreement with Mr. Ivchenko. Pursuant thereto, Mr. Ivchenko shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Mr. Ivchenko shall receive as additional compensation a certain percentage (as set forth below) of the Company's annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 1.50% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. In the event of death or disability, the agreement provides that Mr. Ivchenko or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would had received (if not for his death or disability) for the remainder of the ten year term.

     Effective as of March 1, 1999, the Company also entered into a ten year employment agreement with Murray S. Cohen, Chairman of the Board and Chief Executive Officer of the Company. Pursuant thereto, Dr. Cohen shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Dr. Cohen shall receive as additional compensation a certain percentage (as set forth below) of the Company's annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 2.00% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. In the event of death or disability, the agreement provides that Dr. Cohen or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would had received (if not for his death or disability) for the remainder of the ten year term. The Company had previously entered into a deferred compensation agreement in June 1998 with Dr. Cohen which provided for the payment of certain funds to Dr. Cohen for a period of ten years beginning two weeks after the date of his retirement. Such agreement was terminated in connection with the execution of the employment agreement with Dr. Cohen. In addition to the foregoing, Dr. Cohen will be entitled to receive $79,041 upon his retirement in connection with a deferred compensation agreement entered into in January 1996 which was terminated in June 1998. Such amount will be paid to Dr. Cohen upon retirement either in equal consecutive monthly payments for a period not exceeding 60 months or a single payment which will be at the discretion of the Company.

     The Company has also entered into deferred compensation agreements with Chester C. Swasey and Abdelhamid A.H. Ramadan. These agreements provide for annual payments of 50% of each employee's salary before bonuses at his respective retirement dates, to be paid in biweekly installments for 10 years. Management has elected not to provide any additional funding for either employee subsequent to the date at which each of the two employees were no longer employed with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     The following table sets forth, as February 28, 2001, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                        Amount and Nature of    Percent
Name                    Beneficial Ownership    of Class
Murray S. Cohen(1)(2)*     2,845,958            24.8%
James Ivchenko(1)*         1,719,587            15.0%
Chester C. Swasey(3)*        930,822             8.2%
Claire Bluestein(4)*         970,155             8.5%
Morris Dunkel(4)*            225,000             2.0%
Abdelhamid R.H. Ramadan(3)*  398,402             3.5%
All Officers and Directors
as a Group (6 persons)     7,089,924            62.0%

     * Indicates a Director of the Company. The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

     (1) Includes 150,000 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the Company's Stock Option Plans. Subsequent to the end of fiscal 2001, each of Dr. Cohen and Mr. Ivchenko acquired 75,000 shares upon exercise of certain stock options.

     (2) Includes 1,000,000 shares owned by three grandchildren of Dr. Cohen, which shares are held by Dr. Cohen's daughters as custodian. Dr. Cohen holds a proxy with respect to such shares which proxy expires in August
     2002. As a result, Dr. Cohen may be deemed to be the beneficial owner of such shares.

     (3) Includes 75,000 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan.

     (4) Includes 25,000 shares which each has the right to acquire within 60 days pursuant to the exercise of stock options granted under the 1998 Plan.

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

                    EPOLIN, INC.
                    (Registrant)


                    By:  /s/ Murray S. Cohen
                         Murray S. Cohen,
                         Chief Executive Officer

                    Dated:  May 4, 2001

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature               Title                            Date



/s/ Murray S. Cohen     Chief Executive Officer,        5/4/01
Murray S. Cohen         Chairman of the Board,
                        Secretary and Director
                        (Principal Executive Officer and
                        Principal Financial Officer)


/s/ James Ivchenko      President and Director          5/4/01
James Ivchenko


/s/ Claire Bluestein    Director                        5/1/01
Claire Bluestein


/s/ Morris Dunkel       Director                        5/3/01
Morris Dunkel


Chester C. Swasey       Director



Abdelhamid A.H. Ramadan Director

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                          YEARS ENDED FEBRUARY 28, 2001
                              AND FEBRUARY 29, 2000

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

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

         We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and its wholly owned Subsidiary as of February 28, 2001 and February 29, 2000 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2001 and February 29, 2000 and the results of its operations and cash flows for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 in conformity with generally accepted accounting principles.



                                          POLAKOFF WEISMANN LEEN LLC
April 11, 2001

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       February 28, February 29,
                                                          2001         2000
                                                       -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                            $ 1,690,455    1,182,937
  Accounts receivable                                      306,283      288,836
  Inventories                                              501,592      475,215
  Prepaid expenses                                          29,123       30,999
  Employee loans                                                --        4,769
  Deferred tax assets-current portion                        8,328      113,577
                                                       -----------  -----------

         Total current assets                            2,535,781    2,096,333
                                                       -----------  -----------

PLANT, PROPERTY AND EQUIPMENT - AT COST:
  Land                                                      81,000       81,000
  Building                                                 369,000      369,000
  Machinery and equipment                                  228,837      213,606
  Furniture and fixtures                                    11,407       11,407
  Leasehold improvements                                   432,037      432,037
                                                       -----------  -----------

         Total                                           1,122,281    1,107,050

    Less:  Accumulated depreciation and amortization       673,014      648,937
                                                       -----------  -----------

         Net plant, property and equipment                 449,267      458,113
                                                       -----------  -----------

OTHER ASSETS:
  Deferred tax assets-non current portion                  232,450       33,975
  Cash value - life insurance policy                       106,051       80,579
                                                       -----------  -----------

         Total other assets                                338,501      114,554
                                                       -----------  -----------

         Total                                         $ 3,323,549    2,669,000
                                                       ===========  ===========


         The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            February 28,  February 29,
                                                                2001          2000
                                                            -----------   -----------
CURRENT LIABILITIES:
  Accounts payable                                          $    10,193        17,330
  Accrued expenses                                              134,158       162,084
  Taxes payable:
     Payroll                                                      3,725         1,310
     Income                                                      30,700       221,619
                                                            -----------   -----------

     Total current liabilities                                  178,776       402,343
                                                            -----------   -----------

OTHER LIABILITIES:
  Deferred compensation                                         299,401       229,196
  Loans payable-officers                                         10,319        10,319
                                                            -----------   -----------

     Total other  liabilities                                   309,720       239,515
                                                            -----------   -----------

         Total liabilities                                      488,496       641,858
                                                            -----------   -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $15.513 par value; 940,000
      shares authorized; none issued
    Perferred stock, series A convertible non-cumulative,
      $2.50 par value; redemption price and
      liquidation preference; 60,000 shares
      authorized; 5,478 shares issued and redeemed
    Common stock, no par value; 20,000,000 shares
      authorized; 11,956,500 and 11,806,500 shares issued
      and outstanding at 2001 and 2000, respectively          2,229,658     2,220,384
    Paid-in capital                                               6,486         6,486
    Retained earnings (deficit)                                 754,225       (80,822)
                                                            -----------   -----------

        Total                                                 2,990,369     2,146,048
    Less: Treasury stock-at cost                                155,316       118,906
                                                            -----------   -----------

     Total stockholders' equity                               2,835,053     2,027,142
                                                            -----------   -----------

        Total                                               $ 3,323,549     2,669,000
                                                            ===========   ===========

         The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000, AND FEBRUARY 28, 1999


                                                2001          2000          1999
                                            -----------   -----------   -----------
SALES                                       $ 2,329,610     1,926,992     1,681,243
                                            -----------   -----------   -----------

COST OF SALES AND EXPENSES:
   Cost of sales                                699,386       501,437       670,793
   Selling, general and administrative          714,335       745,743       730,816
                                            -----------   -----------   -----------

         Total                                1,413,721     1,247,180     1,401,609
                                            -----------   -----------   -----------

OPERATING INCOME                                915,889       679,812       279,634
                                            -----------   -----------   -----------


OTHER INCOME - INTEREST                          73,968        50,080        27,304
                                            -----------   -----------   -----------

INCOME BEFORE TAXES                             989,857       729,892       306,938

INCOME TAXES                                    154,810       350,334       159,010
                                            -----------   -----------   -----------

NET INCOME                                  $   835,047       379,558       147,928
                                            ===========   ===========   ===========


PER SHARE DATA:
  Basic earnings per common share                  0.07          0.03          0.01
                                            ===========   ===========   ===========

  Fully diluted earnings per common share          0.07          0.03          0.01
                                            ===========   ===========   ===========

  Weighted average number of
     common shares outstanding               11,341,466    11,284,591    11,597,048
                                            ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    Additional    Retained
                                         Common      Paid-in-     Earnings      Treasury    Stockholders'
                                         Stock       Capital      Deficit        Costs         Equity
                                       ----------   ----------   ----------    ----------    ----------
Balance - March 1, 1998                $2,216,984        6,486     (608,308)           --     1,615,162

Common stock issued for stock option        3,400           --           --            --         3,400

Net income                                     --           --      147,928            --       147,928

Less cost of treasury stock                    --           --           --       (34,084)      (34,084)
                                       ----------   ----------   ----------    ----------    ----------

Balance - February 28, 1999             2,220,384        6,486     (460,380)      (34,084)    1,732,406

Net income                                     --           --      379,558            --       379,558

Less cost of treasury stock                    --           --           --       (84,822)      (84,822)
                                       ----------   ----------   ----------    ----------    ----------

Balance - February 29, 2000             2,220,384        6,486      (80,822)     (118,906)    2,027,142

Common stock issued for stock option        9,274           --           --            --         9,274

Net income                                     --           --      835,047            --       835,047

Less cost of treasury stock                    --           --           --       (36,410)      (36,410)
                                       ----------   ----------   ----------    ----------    ----------

Balance - February 28, 2001            $2,229,658        6,486      754,225      (155,316)    2,835,053
                                       ==========   ==========   ==========    ==========    ==========

         The accompanying notes are an integral part of these statements

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                       2001         2000         1999
                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 835,047      379,558      147,928
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                    24,077       17,423       62,113
      Deferred tax expense                            (93,226)       8,555       42,817
      Obligation under deferred compensation
        agreement                                      70,205       84,432       50,964
(Increase) decrease in:
     Accounts receivable                              (17,447)      42,078     (115,938)
     Inventories                                      (26,377)    (195,591)     102,652
     Employee loans                                     4,769        5,593       (4,496)
     Prepaid expenses:
     Income taxes                                          --       22,504       10,295
  Other                                                 1,876      (14,052)       6,809
 Security deposits                                         --           --       12,635
Increase (decrease) in:
     Accounts payable                                  (7,137)     (26,074)       3,019
     Accrued expenses                                 (27,926)     111,057       (4,516)
     Taxes payable:
           Payroll                                      2,415           --         (353)
           Income                                    (190,919)     188,384       33,235
                                                    ---------    ---------    ---------

        Net cash provided by operating activities     575,357      623,867      347,164
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans payable - officers                                   --           --       10,319
Increase in cash value - life insurance policy        (25,472)     (18,021)     (19,881)
Assets from acquisition of subsidiary -
net of accumulated depreciation                            --           --      (20,319)
Payments for equipment                                (15,231)     (13,815)          --
                                                    ---------    ---------    ---------

         Net cash used by investing activities        (40,703)     (31,836)     (29,881)
                                                    ---------    ---------    ---------

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

     YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                                    2001           2000           1999
                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of capital stock         9,274             --          3,400
  Purchase of treasury stock                        (36,410)       (84,822)       (34,084)
                                                -----------    -----------    -----------

        Net cash used by financing activities       (27,136)       (84,822)       (30,684)
                                                -----------    -----------    -----------

INCREASE IN CASH                                    507,518        507,209        286,599

CASH AND CASH EQUIVALENTS:
  Beginning                                       1,182,937        675,728        389,129
                                                -----------    -----------    -----------

  Ending                                        $ 1,690,455      1,182,937        675,728
                                                ===========    ===========    ===========

SUPPLEMENTAL INFORMATION:

  Income taxes paid                             $   483,391        149,649         80,700
                                                ===========    ===========    ===========

  Interest paid                                 $       248         12,279             --
                                                ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001



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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 28, 2001 follows:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                        Epolin
                                         Epolin         Holding     Eliminations   Consolidated
                                       -----------    -----------   -----------    -----------
Current assets                         $ 2,539,465        197,087      (200,771)     2,535,781
Non-current assets                         970,202        408,929      (591,363)       787,768
                                       -----------    -----------   -----------    -----------
          Total                        $ 3,509,667        606,016      (792,134)     3,323,549
                                       ===========    ===========   ===========    ===========

Total liabilities                      $   674,614        360,078      (546,196)       488,496
                                       -----------    -----------   -----------    -----------

Stockholders' equity:
    Common stock                         2,229,658             --            --      2,229,658
    Additional paid-in capital               6,486             --            --          6,486
    Retained earnings                      754,225        245,938      (245,938)       754,225
    Treasury stock                        (155,316)            --            --       (155,316)
                                       -----------    -----------   -----------    -----------

          Total stockholders' equity     2,835,053        245,938      (245,938)     2,835,053
                                       -----------    -----------   -----------    -----------

                Total                  $ 3,509,667        606,016      (792,134)     3,323,549
                                       ===========    ===========   ===========    ===========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                          Epolin
                            Epolin        Holding    Eliminations  Consolidated
                          -----------   -----------  -----------   -----------
Sales                     $ 2,329,610            --           --     2,329,610

Other revenue                      --        97,740      (97,740)           --
                          -----------   -----------  -----------   -----------
Total                       2,329,610        97,740      (97,740)    2,329,610
                          -----------   -----------  -----------   -----------

Cost of sales                 699,386            --           --       699,386
Selling, general
  and administrative          799,999        12,076      (97,740)      714,335
                          -----------   -----------  -----------   -----------
           Total            1,499,385        12,076      (97,740)    1,413,721
                          -----------   -----------  -----------   -----------

Operating income              830,225        85,664           --       915,889

Other income - interest        73,968            --           --        73,968
                          -----------   -----------  -----------   -----------

Income before taxes           904,193        85,664           --       989,857

Income taxes                  148,652         6,158           --       154,810
                          -----------   -----------  -----------   -----------

Net income                $   755,541        79,506           --       835,047
                          ===========   ===========  ===========   ===========


         CASH AND CASH EQUIVALENTS - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

         CONCENTRATIONS OF CREDIT RISKS - The Company has cash deposits in financial institutions and brokerage houses in excess of the amount insured by agencies of the federal government in the amounts of $1,590,457 and $1,082,937 at February 28, 2001 and February 29, 2000,
         respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

         INVENTORIES - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         PLANT, PROPERTY AND EQUIPMENT - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

         Depreciation and amortization expense totaled $24,077, $17,423 and $62,113 for the fiscal years 2001, 2000 and 1999, respectively.

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

NOTE C - ECONOMIC DEPENDENCY:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2001, approximately 52.4% of sales were to four customers. Three of these customers, located in the Eastern United States, account for 43.8% of sales at February 28, 2001. During the year ended February 29, 2000, approximately 46.9% of sales were to four customers. Three of these customers located in the Eastern United States comprised 35.1% of sales at February 29, 2000.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE D - INVENTORIES:
                                                         2001         2000
                                                      ----------   ----------
         Raw materials and supplies                   $   37,769       45,517
         Work in process                                  65,624       12,074
         Finished goods                                  398,199      417,624
                                                      ----------   ----------
                                   Total              $  501,592      475,215
                                                      ==========   ==========

NOTE E - INCOME TAXES:

                                                                2001         2000
                                                             ----------   ----------
         1.  Federal and State deferred tax assets include
               the following:

             Temporary differences - principally
                accelerated amortization of leasehold
                improvements for book purposes and
                deferred compensation                        $  240,778      147,502
                                                             ----------   ----------

             Current portion                                      8,328      113,527
                                                             ----------   ----------
             Non-current portion                             $  232,450       33,975
                                                             ==========   ==========

         2.  Income tax expense (benefit) consists of the following components:

                                                            2001         2000         1999
                                                         ---------    ---------    ---------
                   Current
                      Federal                            $ 199,776      296,300      112,341
                      State                                 48,260       45,479        3,852
                                                         ---------    ---------    ---------

                          Total current                    248,036      341,779      116,193
                                                         ---------    ---------    ---------

                  Deferred:
                      Federal                              (72,158)     (18,947)       9,995
                      State                                (21,068)      27,502       32,822
                                                         ---------    ---------    ---------

                          Total deferred                   (93,226)       8,555       42,817
                                                         ---------    ---------    ---------

                                     Total               $ 154,810      350,334      159,010
                                                         =========    =========    =========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE E - INCOME TAXES (CONTINUED):

         3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                       2001         2000         1999
                                                    ---------    ---------    ---------
                  Computed at the statutory rate    $ 283,916      245,159      219,815
                  State income taxes (net)             48,260       45,479        3,852
                  (Increase) Decrease in deferred
                               tax asset              (93,226)      34,476           --
                  General business creditor           (51,314)      (4,577)          --
                  Non-deductible items                (32,826)      29,797      (64,657)
                                                    ---------    ---------    ---------

                         Effective tax rate         $ 154,810      350,334      159,010
                                                    =========    =========    =========

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

NOTE G - EMPLOYEE BENEFITS:

         SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $20,728, $15,397 and $12,908 for the years ended February 28, 2001, February 29, 2000 and 1999, respectfully.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE G - EMPLOYEE BENEFITS (CONTINUED):

         EMPLOYEE OPTION PLAN - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. In December 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. In the current year, 150,000 shares of common stock were issued to two employees. Common stock issued for all prior years totaled 120,000 shares.

         Outstanding options remaining under the plan are as follows:

            Shares allocated as of February 28, 2001          220,000
                                                              =======

            Option price                                      $  0.04
                                                              =======

         All outstanding options are exercisable currently. No options were granted or expired during fiscal year ended February 28, 2001.

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

         Options exercised as of February 28, 2001 - 12,500.

         Options granted as of February 28, 2001:

         No. of
         Shares              Date Granted                Expiration Date
         ------            -----------------            -----------------

         425,000           December 1, 1998             November 30, 2008
          25,000           February 10, 1999            February 9, 2009
          25,000           February 10, 2000            February 9, 2010

         There are 275,000 options attributable to future grants.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE H - TREASURY STOCK:

         The Company made several purchases of their own common stock during the year ended February 28, 2001, totaling 104,000 shares at a cost of $33,135. Treasury stock at February 28, 2001 totaled 617,145 shares, including 42,445 shares, which were returned to the Company at no cost in prior years, at a cumulative cost of $155,316.

NOTE I - RESEARCH AND DEVELOPMENT:

         Included in selling, general and administrative expenses totaling $288,481, $212,014 and $183,111 for the fiscal years 2001, 2000 and
         1999, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE K - COMMITMENTS (CONTINUED):

         The minimum annual rental balance under the current lease expiring October 31, 2001 amounts to $65,160 for the year ending February 28, 2002.

               Years Ended                              Amounts
               -----------                              -------
               February 28, 2002                         65,160

         Management anticipates renewing the lease at terms yet to be determined.

         Rental expense charged to operations, eliminated in consolidation, amounted to $97,740, $97,740 and $89,595 for the years 2001, 2000 and
         1999, respectively.

         DEFERRED COMPENSATION - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer. The officer's additional annual compensation of $19,645 plus interest is being deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. On January 1, 1996 the company entered into a deferred compensation agreement with a second officer wherein $25,000 per year was accrued. This agreement, terminated on June 25, 1998, with unfunded accruals of $79,041 will be paid upon retirement either in equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the company. The company entered into a second deferred compensation agreement with the same officer on June 25, 1998 which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

         Effective March 1, 1999, the company adopted deferred compensation agreement with two of its employees. Under the term of the agreement, each employee will receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death vesting schedule. Management has elected not to provide any additional funding for either employee subsequent to the date at which each of the two employees were no longer employed with the company.

         Deferred compensation of $70,204, $22,932 and $21,840 was charged to operations for the years ended February 28, 2001, February 29, 2000 and 1999, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE K - COMMITMENTS (CONTINUED):

         EMPLOYMENT AGREEMENTS - Effective March 1, 1999, the Company entered into ten-year employment agreements with executive officers/directors:

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


         CONTINGENCIES:

         In August 2000, the Company received a letter from a law firm representing a former officer of the Company (who is also a current director) alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, September 2000, the Company received a letter from the same law firm on behalf of another former employee of the Company (who is also a current director) alleging similar claims. In December 2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen County - Law Division, against the Company and other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and intends to defend such matter vigorously. Nevertheless, while the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.