Form 10QSB
period 2001-05-31
EPOLIN INC /NJ/
filed 2001-07-13
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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

 Common, no par value per share: 11,561,855
       outstanding as of May 31, 2001

      PART I - FINANCIAL INFORMATION

        EPOLIN, INC. AND SUBSIDIARY


       Index to Financial Information
         Period Ended May 31, 2001



     Item
               Page Herein

Item 1 - Financial Statements:

Accountant's Review Report              3

Consolidated Financial Statements:

Consolidated Balance Sheets             4-5

Consolidated Statements of Income       6

Consolidated Statements
of Stockholders' Equity                 7

Consolidated Statements of Cash Flows   8-9

Notes to Consolidated
Financial Statements                    10-18

Item 2 - Management's Discussion and
      Analysis or Plan of Operation     19-20

ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheet of Epolin Inc. and Subsidiary as of May 31, 2001 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying May 31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.


                 POLAKOFF WEISMANN LEEN LLC

June 14, 2001

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 May 31,
                                                         -----------------------
Current assets:                                             2001         2000
                                                         ----------   ----------
   Cash and cash equivalents                             $1,945,219    1,150,845
   Accounts receivable                                      378,372      257,741
   Inventories                                              587,082      472,590
   Prepaid expenses                                          22,116       25,675
   Employee loans                                                --        3,072
   Deferred tax assets-current portion                        8,379        7,713
                                                         ----------   ----------

      Total current assets                                2,941,168    1,917,636
                                                         ----------   ----------

Plant, property and equipment - at cost:
   Land                                                      81,000       81,000
   Building                                                 369,000      369,000
   Machinery and equipment                                  242,136      215,306
   Furniture and fixtures                                    12,223       11,407
   Leasehold improvements                                   432,037      432,037
                                                         ----------   ----------

      Total                                               1,136,396    1,108,750

Less:  Accumulated depreciation and amortization            678,572      654,005
                                                         ----------   ----------

      Net plant, property and equipment                     457,824      454,745
                                                         ----------   ----------

Other assets:
   Deferred tax assets-non current portion                  224,497      146,539
   Cash value - life insurance policy                       106,051       85,079
                                                         ----------   ----------

      Total other assets                                    330,548      231,618
                                                         ----------   ----------

      Total                                              $3,729,540    2,603,999
                                                         ==========   ==========

                          See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 May 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Current liabilities:
  Accounts payable                                       $   31,478       13,818
  Accrued expenses                                          141,906      105,088
  Taxes payable:
    Payroll                                                   1,065           --
    Income                                                  162,390       79,029
                                                         ----------   ----------

    Total current liabilities                               336,839      197,935
                                                         ----------   ----------

Other liabilities:
  Deferred compensation                                     305,420      250,591
  Loans payable-officers                                     10,319       10,319
                                                         ----------   ----------

    Total other liabilities                                 315,739      260,910
                                                         ----------   ----------

         Total liabilities                                  652,578      458,845
                                                         ----------   ----------

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000
    shares authorized; none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation
    preference; 60,000 shares authorized;
    5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares
    authorized; 12,179,000 and 11,806,500 shares issued
    and outstanding at 2001 and 2000, respectively        2,242,683    2,226,384
  Paid-in capital                                             6,486        6,486
  Retained earnings (deficit)                               983,109       31,190
                                                         ----------   ----------

         Total                                            3,232,278    2,264,060
  Less: Treasury stock-at cost                              155,316      118,906
                                                         ----------   ----------

    Total stockholders' equity                            3,076,962    2,145,154
                                                         ----------   ----------

         Total                                           $3,729,540    2,603,999
                                                         ==========   ==========

                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                    THREE MONTHS ENDED MAY 31, 2001 AND 2000

                                                         2001            2000
                                                     -----------     -----------

Sales                                                $   629,921         497,201
                                                     -----------     -----------

Cost of sales and expenses:
   Cost of sales                                          94,713         175,547
   Selling, general and administrative                   154,485         176,138
                                                     -----------     -----------

      Total                                              249,198         351,685
                                                     -----------     -----------

Operating income                                         380,723         145,516
                                                     -----------     -----------


Other income - interest                                   18,580          15,990
                                                     -----------     -----------

Income before taxes                                      399,303         161,506

Income taxes                                             170,419          49,494
                                                     -----------     -----------

Net income                                           $   228,884         112,012
                                                     ===========     ===========


Per share data:
  Basic earnings per common share                           0.02            0.01
                                                     ===========     ===========

  Fully diluted earnings per common share                   0.02            0.01
                                                     ===========     ===========

   Weighted average number of
     common shares outstanding                        11,454,382      11,378,972
                                                     ===========     ===========


                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED MAY 31, 2001 AND 2000

                                                    Additional    Retained
                                         Common      Paid-in-     Earnings      Treasury    Stockholders'
                                         Stock       Capital      Deficit        Costs         Equity
                                       ----------   ----------   ----------    ----------    ----------
Balance - March 1, 2000                $2,220,384        6,486      (80,822)     (118,906)    2,027,142

Issue of common stock                       6,000           --           --            --         6,000

Net income                                     --           --      112,012            --       112,012
                                       ----------   ----------   ----------    ----------    ----------

Balance - May 31, 2000                  2,226,384        6,486       31,190      (118,906)    2,145,154


Balance - March 1, 2001                 2,229,658        6,486      754,225      (155,316)    2,835,053

Common stock issued for stock option       13,025           --           --            --        13,025

Net income                                     --           --      228,884            --       228,884
                                       ----------   ----------   ----------    ----------    ----------

Balance - May 31, 2001                 $2,242,683        6,486      983,109      (155,316)    3,076,962
                                       ==========   ==========   ==========    ==========    ==========

                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED MAY 31, 2001 AND 2000


                                                            2001         2000
                                                         ---------    ---------
Cash flows from operating activities:
   Net income                                            $ 228,884      112,012
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                         5,558        5,068
       Deferred tax expense                                  7,902       (6,700)
       Obligation under deferred compensation
         agreement                                           6,019       21,395
   (Increase) decrease in:
      Accounts receivable                                  (72,089)      31,095
      Inventories                                          (85,490)       2,625
      Employee loans                                            --        1,697
      Prepaid expenses:                                      7,007        5,324
   Increase (decrease) in:
      Accounts payable                                      21,285       (3,512)
      Accrued expenses                                       7,748      (56,996)
      Taxes payable:
            Payroll                                         (2,660)          --
            Income                                         131,690     (143,900)
                                                         ---------    ---------

      Net cash provided (used) by operating activities     255,854      (31,892)
                                                         ---------    ---------

Cash flows from investing activities:
 Increase in cash value - life insurance policy                 --       (4,500)
 Payments for equipment                                    (14,115)      (1,700)
                                                         ---------    ---------

      Net cash used by investing activities                (14,115)      (6,200)
                                                         ---------    ---------

                         See accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                    THREE MONTHS ENDED MAY 31, 2001 AND 2000


                                                          2001          2000
                                                       ----------    ----------
Cash flows from financing activities:
  Proceeds from the issuance of capital stock              13,025         6,000
  Purchase of treasury stock                                   --            --
                                                       ----------    ----------

     Net cash provided by financing activities             13,025         6,000
                                                       ----------    ----------

Increase (decrease) in cash                               254,764       (32,092)

Cash and cash equivalents:
  Beginning                                             1,690,455     1,182,937
                                                       ----------    ----------

  Ending                                               $1,945,219     1,150,845
                                                       ==========    ==========

Supplemental information:

  Income taxes paid                                    $      173       200,000
                                                       ==========    ==========

  Interest paid                                        $      266           472
                                                       ==========    ==========

                         See accountant's review report.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001


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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the three months ended May 31, 2001 follows:

CONDENSED CONSOLIDATING BALANCE SHEET

                                   Epolin
                       Epolin      Holding  Eliminations Consolidated
Current assets      $2,920,748     29,672     (9,252)   2,941,168
Non-current assets     671,960    406,563   (290,151)     788,372
Total               $3,592,708    436,235   (299,403)   3,729,540

Total liabilities     $515,746    170,519    (33,687)     652,578

Stockholders' equity:
    Common stock     2,242,683         -          -     2,242,683
    Additional
    paid-in capital      6,486         -          -         6,486
    Retained earnings  983,109    265,716   (265,716)     983,109
     Treasury stock  (155,316)         -          -      (155,316)

     Total stockholders'
        equity      3,076,962     265,716   (265,716)   3,076,962

          Total    $3,592,708     436,235   (299,403)   3,729,540

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                  Epolin
                         Epolin   Holding Eliminations Consolidated
Sales                  $629,921      -         -      629,921

Other revenue                -    24,435  (24,435)         -
Total                   629,921   24,435  (24,435)    629,921

Cost of sales            94,713       -        -       94,713
Selling, general
  and administrative    176,288    2,632  (24,435)    154,485
     Total              271,001    2,632  (24,435)    249,198

Operating income        358,920   21,803       -      380,723

Other income - interest  18,580       -        -       18,580

Income before taxes     377,500    21,803      -      399,303

Income taxes            168,394     2,025      -      170,419

Net income             $209,106    19,778      -      228,884


Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash
Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions and brokerage houses in excess of the amount insured by agencies of the federal government in the amounts of $1,815,547 and $1,097,000 at May 31, 2001 and 2000,
respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(Continued)

Plant, Property and Equipment - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

Depreciation and amortization expense totaled $5,558 and $5,068 for the three months ended May 31, 2001 and 2000 respectively.

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

NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2001, approximately 51.8% of sales were to four
customers.   Three of these customers, located in the Eastern
United States, account for 43.6% of sales at May 31, 2001. During the three months ended May 31, 2000, approximately 64.0% of sales were to four customers. Three of these customers located in the Eastern United States comprised 46.8% of sales at May 31, 2000.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001


NOTE D - INVENTORIES:

                                2001     2000
Raw materials and supplies    $43,774   47,819
Work in process               191,728   12,045
Finished goods                351,580  412,726

     Total                   $587,082  472,590

NOTE E - INCOME TAXES:
                                         2001      2000

1. Federal and State deferred tax assets include the following:

Temporary differences - principally
accelerated amortization of leasehold
improvements for book purposes and
deferred compensation                  $232,876   154,252

Current portion                           8,379     7,713

Non-current portion                    $224,497   146,539

2. Income tax expense (benefit) consists of the following components:

                                  2001          2000
Current
Federal                         $125,827       43,300
State                             36,690       12,894

     Total current               162,517       56,194

Deferred:
Federal                            6,249       (6,000)
State                              1,653         (700)

        Total deferred             7,902       (6,700)

               Total            $170,419       49,494

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001

NOTE F - ACCRUED SALARIES:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was paid during the period ended February 28, 2001.

NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined.
Employer contributions totaled $4,531, and $5,396 for the three months ended May 31, 2001 and 2000, respectfully.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001


NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. In the current quarter, 185,000 shares of common stock were issued to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There are no outstanding options as of May 31, 2001.


The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. Options expire ten years after the date granted and are subject to a vesting period as follows: (1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted at $0.15 per share. Options exercised for all prior years were 12,500. Options exercised in the current quarter were 37,500.

     Options granted as of May 31, 2001:

No. of
Shares      Date Granted            Expiration Date

425,000   December 1, 1998         November 30, 2008
 25,000   February 10, 1999        February 9, 2009
 25,000   February 10, 2000        February 9, 2010

There are 275,000 options attributable to future grants.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001


NOTE H - TREASURY STOCK:

      Treasury stock at May 31, 2001 totaled 617,145 shares, at a cumulative cost of $155,316. Included are 42,445 shares, which were returned to the Company at no cost in prior years.

NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses totaling $54,225, $54,931 for the three months ended May 31, 2001 and 2000 respectively.

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

The down payment of $100,000 was obtained from The Company, evidenced by a five (5) year promissory note of $75,565 (net of a three (3) months security deposits amounting to $24,435). The note is payable for a term of five years in monthly payments of $1,541, including interest at an annual rate of 8.25%.

The lease, is for a term of five (5) years, expiring October
31, 2001, with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment effective with the second year. Rent includes reimbursed insurance.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001

NOTE K - COMMITMENTS (continued):

The minimum annual rental balance under the current lease expiring October 31, 2001 amounts to $65,160 for the year ending February 28, 2002.

          Years Ended              Amounts
          February 28, 2002        65,160

Management anticipates renewing the lease at terms yet to be determined.

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended
May 31, 2001 and 2000, respectively.

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer. The officer's additional annual compensation of $19,645 plus interest is being deferred until such time he reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. On January 1, 1996 the company entered into a deferred compensation agreement with a second officer wherein $25,000 per year was accrued. This agreement, terminated on June 25, 1998, with unfunded accruals of $79,041 will be paid upon retirement either in equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the company. The company entered into a second deferred compensation agreement with the same officer on June 25, 1998 which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

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

Deferred compensation of $6,020, and $21,840 was charged to operations for the three months ended May 31, 2001 and 2000, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2001


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


NOTE L - SUBSEQUENT EVENT:

The Board of directors has declared a $.03 per share cash dividend for shareholders of record as of June 15, 2001, to be paid on June 29, 2001.

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

Results of Operations

     During the quarter ended May 31, 2001, the Company reported sales of approximately $629,900 as compared to sales of approximately $497,200 during the quarter ended May 31, 2000, an increase of approximately $132,700 or 26.7%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter ended May 31, 2001 increased to approximately $380,700 from operating income of approximately $145,500 for the quarter ended May 31, 2000, an increase of approximately $235,200. This change resulted primarily from an increase in sales for the three months ended May 31, 2001 compared to the comparable period of the prior fiscal year as well as a decrease in cost of sales and decreases in selling, general and administrative expenses for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000. Cost of sales for the three months ended May 31, 2001 was approximately $94,700 as compared to cost of sales during the three months ended May 31, 2000 of approximately $175,500.

     During the three months ended May 31, 2001, the Company's selling, general and administrative expenses were approximately $154,500 as compared to selling, general and administrative expenses of approximately $176,100 for the three months ended May 31, 2000.

     During the three months ended May 31, 2001, the Company realized approximately $18,600 in interest income as compared to approximately $16,000 in interest income for the comparable period of the prior fiscal year.

     During the quarter ended May 31, 2001, the Company reported income before taxes of approximately $399,300 as compared to income before taxes of approximately $161,500 for the three months ended May 31, 2000. Net income after taxes was approximately $228,900 for the three months ended May 31, 2001 as compared to income after taxes of approximately $112,000 for the three months ended May 31, 2000.

Liquidity and Capital Resources

     On May 31, 2001, the Company had working capital of approximately $2,604,300, an equity to debt ratio of approximately 4.72 to 1, and stockholders' equity of approximately $3,077,000. On May 31, 2001, the Company had approximately $1,945,200 in cash and cash equivalents, total assets of approximately $3,729,500 and total liabilities of approximately $652,600. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In March 1998, the Board of Directors of the Company authorized a stock repurchase program of up to $150,000 of the Company's outstanding shares of Common Stock. In connection therewith, the Company announced that purchases may be made in the open market or in privately negotiated transactions from time to time, based on market prices and that the repurchase program may be suspended without further notice. Management believes the Company's shares are undervalued at current price levels and this program offers the Company a chance not only to repurchase some of its stock at prices management perceives to be attractive but it also enables the Company to enhance shareholder value although no assurance can be given that any such repurchases will have such effect. A total of 574,700 shares have been repurchased under this program through May 31, 2001, at a cumulative cost of $148,641. No shares were repurchased during the quarter ended May 31, 2001.

     Subsequent to the fiscal quarter ended May 31, 2001, the Board of Directors of the Company declared a $0.03 per share dividend for shareholders of record as of the close of business on June 15, 2001 to be paid on June 29, 2001. This represented the first time that a cash dividend was paid by the Company.

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

           (b)  Reports on Form 8-K.

                Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 2001.

                None.

                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EPOLIN, INC.
                              (Registrant)


Dated: July 11, 2001          By:  /s/ Murray S. Cohen
                                   Murray S. Cohen,
                                   Chief Executive Officer



Dated: July 11, 2001          By:   /s/ Murray S. Cohen
                                    Murray S. Cohen,
                                    Principal Financial
                                    Officer