Form 10QSB
period 2001-08-31
EPOLIN INC /NJ/
filed 2001-10-12
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

Common, no par value per share: 11,599,355
outstanding as of August 31, 2001



      PART I - FINANCIAL INFORMATION

        EPOLIN, INC. AND SUBSIDIARY


       Index to Financial Information
        Period Ended August 31, 2001



Item
                                    Page Herein

Item 1 - Financial Statements:

Accountant's Review Report              3

Consolidated Financial Statements:

Consolidated Balance Sheets             4-5

Consolidated Statements of Income       6-7

Consolidated Statements of
Stockholders' Equity                    8

Consolidated Statements of Cash Flows   9-10

Notes to Consolidated
Financial Statements                    11-19

Item 2 - Management's Discussion and
     Analysis or Plan of Operation      20-21



ACCOUNTANT'S REVIEW REPORT


To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2001 and 2000 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying August
31, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.


                 IWA FINANCIAL CONSULTING LLC

October 8, 2001









                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                August 31,
                                                         -----------------------
                                                            2001         2000
Current assets:                                          ----------   ----------
  Cash and cash equivalents                              $1,590,314    1,192,995
  Accounts receivable                                       642,332      415,736
  Inventories                                               653,205      463,007
  Prepaid expenses                                           12,333       12,999
  Employee loans                                                 --        1,675
  Deferred tax assets-current portion                         8,379        8,079
                                                         ----------   ----------

    Total current assets                                  2,906,563    2,094,491
                                                         ----------   ----------

Plant, property and equipment - at cost:
  Land                                                       81,000       81,000
  Building                                                  369,000      369,000
  Machinery and equipment                                   242,136      228,837
  Furniture and fixtures                                     12,223       11,407
  Leasehold improvements                                    432,037      432,037
                                                         ----------   ----------

    Total                                                 1,136,396    1,122,281

  Less: Accumulated depreciation and amortization           684,129      662,204
                                                         ----------   ----------

    Net plant, property and equipment                       452,267      460,077
                                                         ----------   ----------

Other assets:
  Deferred tax assets-non current portion                   228,896      151,904
  Cash value - life insurance policy                        116,051       89,579
                                                         ----------   ----------

    Total other assets                                      344,947      241,483
                                                         ----------   ----------

    Total                                                $3,703,777    2,796,051
                                                         ==========   ==========



             See accompanying notes and accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                August 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
Current liabilities:
  Accounts payable                                       $   60,324       16,340
  Accrued expenses                                           86,552      134,636
  Taxes payable:
    Payroll                                                   1,065           --
    Income                                                  187,990       52,587
                                                         ----------   ----------

    Total current liabilities                               335,931      203,563
                                                         ----------   ----------

Other liabilities:
  Deferred compensation                                     311,440      271,986
  Loans payable-officers                                     10,319       10,319
                                                         ----------   ----------

    Total other  liabilities                                321,759      282,305
                                                         ----------   ----------

       Total liabilities                                    657,690      485,868
                                                         ----------   ----------

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000
    shares authorized; none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and
    liquidation preference; 60,000 shares
    authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares
    authorized; 12,216,500 and 11,956,500 shares issued
    and outstanding at 2001 and 2000, respectively        2,248,308    2,229,658
  Paid-in capital                                             6,486        6,486
  Retained earnings                                         946,609      203,811
                                                         ----------   ----------

       Total                                              3,201,403    2,439,955
  Less: Treasury stock-at cost                              155,316      129,772
                                                         ----------   ----------

    Total stockholders' equity                            3,046,087    2,310,183
                                                         ----------   ----------

    Total                                                $3,703,777    2,796,051
                                                         ==========   ==========



             See accompanying notes and accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                    SIX MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                        2001            2000
                                                     -----------     -----------

Sales                                                $ 1,443,112       1,154,597
                                                     -----------     -----------

Cost of sales and expenses:
  Cost of sales                                          212,897         374,933
  Selling, general and administrative                    348,978         331,444
                                                     -----------     -----------

    Total                                                561,875         706,377
                                                     -----------     -----------

Operating income                                         881,237         448,220
                                                     -----------     -----------

Other income - interest                                   32,348          30,620
                                                     -----------     -----------

Income before taxes                                      913,585         478,840

Income taxes                                             373,220         194,207
                                                     -----------     -----------

Net income                                           $   540,365         284,633
                                                     ===========     ===========


Per share data:
  Basic earnings per common share                           0.05            0.02
                                                     ===========     ===========

  Fully diluted earnings per common share                   0.05            0.02
                                                     ===========     ===========

  Weighted average number of
    common shares outstanding                         11,597,453      11,445,414
                                                     ===========     ===========



             See accompanying notes and accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                        2001            2000
                                                     -----------     -----------

Sales                                                $   813,191         657,396
                                                     -----------     -----------

Cost of sales and expenses:
  Cost of sales                                          118,184         199,386
  Selling, general and administrative                    194,493         155,306
                                                     -----------     -----------

    Total                                                312,677         354,692
                                                     -----------     -----------

Operating income                                         500,514         302,704
                                                     -----------     -----------

Other income - interest                                   13,768          14,630
                                                     -----------     -----------

Income before taxes                                      514,282         317,334

Income taxes                                             202,801         144,713
                                                     -----------     -----------

Net income                                           $   311,481         172,621
                                                     ===========     ===========


Per share data:
  Basic earnings per common share                           0.03            0.02
                                                     ===========     ===========

  Fully diluted earnings per common share                   0.03            0.02
                                                     ===========     ===========

  Weighted average number of
    common shares outstanding                         11,597,453      11,445,414
                                                     ===========     ===========



             See accompanying notes and accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    SIX MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                    Additional    Retained
                                         Common      Paid-in-     Earnings      Treasury    Stockholders'
                                         Stock       Capital      Deficit        Costs         Equity
                                       ----------   ----------   ----------    ----------    ----------

Balance - March 1, 2000                $2,220,384        6,486      (80,822)     (118,906)    2,027,142

Issue of common stock                       9,274           --           --            --         9,274

Purchase of treasury stock                     --           --           --       (10,866)      (10,866)

Net income                                     --           --      284,633            --       284,633
                                       ----------   ----------   ----------    ----------    ----------

Balance - August 31, 2000               2,229,658        6,486      203,811      (129,772)    2,310,183


Balance - March 1, 2001                 2,229,658        6,486      754,225      (155,316)    2,835,053

Common stock issued for stock option       18,650           --           --            --        18,650

Dividends paid                                 --           --     (347,981)           --      (347,981)

Net income                                     --           --      540,365            --       540,365
                                       ----------   ----------   ----------    ----------    ----------

Balance - August 31, 2001              $2,248,308        6,486      946,609      (155,316)    3,046,087
                                       ==========   ==========   ==========    ==========    ==========



             See accompanying notes and accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED AUGUST 31, 2001 AND 2000

                                                            2001         2000
                                                         ---------    ---------
Cash flows from operating activities:
  Net income                                             $ 540,365      284,633
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                         11,115       13,267
      Deferred tax expense                                   3,503      (14,031)
      Obligation under deferred compensation
        agreement                                           12,038       42,790
  (Increase) decrease in:
        Accounts receivable                               (336,049)    (126,900)
        Inventories                                       (151,613)      12,208
        Employee loans                                          --        3,094
        Prepaid expenses                                    16,790       19,600
  Increase (decrease) in:
        Accounts payable                                    50,131         (990)
        Accrued expenses                                   (47,606)     (27,448)
        Taxes payable                                      154,630     (170,342)
                                                         ---------    ---------

        Net cash provided by operating activities          253,304       35,881
                                                         ---------    ---------

Cash flows from investing activities:
  Increase in cash value - life insurance policy           (10,000)      (9,000)
  Payments for equipment                                   (14,115)     (15,231)
                                                         ---------    ---------

        Net cash used by investing activities              (24,115)     (24,231)
                                                         ---------    ---------



             See accompanying notes and accountant's review report.

                           EPOLIN, INC. AND SUBSIDIARY

                    SIX MONTHS ENDED AUGUST 31, 2001 AND 2000



                                                         2001           2000
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from the issuance of capital stock             18,650          9,274
  Dividends paid                                        (347,980)            --
  Purchase of treasury stock                                  --        (10,866)
                                                     -----------    -----------

    Net cash used by financing activities               (329,330)        (1,592)
                                                     -----------    -----------

Increase (decrease) in cash                             (100,141)        10,058

Cash and cash equivalents:
  Beginning                                            1,690,455      1,182,937
                                                     -----------    -----------

  Ending                                             $ 1,590,314      1,192,995
                                                     ===========    ===========

Supplemental information:

  Income taxes paid                                  $   209,135        377,124
                                                     ===========    ===========

  Interest paid                                      $       418            472
                                                     ===========    ===========



             See accompanying notes and accountant's review report.




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001



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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the six months ended August 31, 2001 follows:

CONDENSED CONSOLIDATING BALANCE SHEET

                                  Epolin
                      Epolin Holding Eliminations Consolidated Current assets $2,895,261 45,041 (33,739) 2,906,563
Non-current assets     703,114    404,197     (310,097)       797,214
Total               $3,598,375    449,238     (343,836)     3,703,777

Total liabilities     $552,288    163,576      (58,174)       657,690

Stockholders' equity:
Common stock         2,248,308         -            -       2,248,308
Additional paid-in
capital                  6,486         -            -           6,486
Retained earnings      946,609    285,662     (285,662)       946,609
Treasury stock        (155,316)        -            -        (155,316)

Total stockholders'
equity               3,046,087    285,662     (285,662)     3,046,087

Total               $3,598,375    449,238     (343,836)     3,703,777





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                  Epolin
                       Epolin     Holding Eliminations  Consolidated
Sales               $1,443,112       -            -     1,443,112

Other revenue              -      48,870      (48,870)         -
Total                1,443,112    48,870      (48,870)  1,443,112

Cost of sales          212,897       -            -       212,897
Selling, general
and administrative     392,697     5,151      (48,870)    348,978
Total                  605,594     5,151      (48,870)    561,875

Operating income       837,518    43,719          -       881,237

Other income -
interest                32,348       -            -        32,348

Income before taxes    869,866    43,719          -       913,585

Income taxes           369,225     3,995          -       373,220

Net income            $500,641    39,724          -       540,365


Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company has cash deposits in financial institutions and brokerage houses in excess of the amount insured by agencies of the federal government in the amounts of $1,490,300 and $1,093,000 at August 31, 2001 and 2000, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Plant, Property and Equipment - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the assets.

Depreciation and amortization expense totaled $11,115 and $13,267 for the six months ended August 31, 2001 and 2000 respectively.

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

NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2001, approximately
58.2% of sales were to four customers.   Three of these customers,
located in the Eastern United States, account for 44.7% of sales at August 31, 2001. During the six months ended August 31, 2000, approximately 66.0% of sales were to four customers. Three of these customers located in the Eastern United States comprised 42.7% of sales at August 31, 2000.




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001


NOTE D - INVENTORIES:

                                  2001       2000
Raw materials and supplies    $  45,191     36,594
Work in process                 244,399     28,946
Finished goods                  363,615    397,467

          Total                $653,205    463,007

NOTE E - INCOME TAXES:
                                       2001          2000
1.  Federal and State deferred
    tax assets include
     the following:

Temporary differences - principally
  accelerated amortization of leasehold
  improvements for book purposes and
  deferred compensation               $237,275     159,983

Current portion                          8,379       8,079

Non-current portion                   $228,896     151,904


2.  Income tax expense (benefit) consists of the following components:

                             2001        2000
Current
Federal                   $286,327     160,300
State                       83,390      46,338

Total current              369,717     206,638

Deferred:
Federal                      2,771      (9,800)
State                          732      (2,631)

Total deferred               3,503     (12,431)

Total                     $373,220     194,207



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001

NOTE F - ACCRUED SALARIES:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was paid during the period ended February 28, 2001.

NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $4,531, and $5,396 for the six months ended August 31, 2001 and 2000, respectfully.

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





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001


NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. In the current quarter, 185,000 shares of common stock were issued to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There are no outstanding options as of August 31, 2001.


The Company adopted the 1998 Stock Option Plan on December 1, 1998.
Under the terms of the plan, the company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. Options expire ten years after the date granted and are subject to a vesting period as follows: (1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted at $0.15 per share. Options exercised for all prior years were 12,500. Options exercised during the current year were 75,000.

Options granted as of August 31, 2001:

No. of
Shares      Date Granted        Expiration Date

 425,000  December 1, 1998     November 30, 2008
  25,000  February 10, 1999    February 9, 2009
  25,000  February 10, 2000    February 9, 2010

There are 275,000 options attributable to future grants.



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001


NOTE H - TREASURY STOCK:

      Treasury stock at August 31, 2001 totaled 617,145 shares, at a cumulative cost of $155,316. Included are 42,445 shares, which were returned to the Company at no cost in prior years.

NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses totaling
$99,394, $108,731 for the six months ended August 31, 2001 and 2000 respectively.

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





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001

NOTE K - COMMITMENTS (continued):

The minimum annual rental balance under the current lease expiring October 31, 2001 is $97,740.

Management anticipates renewing the lease at terms yet to be determined.

Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2001 and 2000, respectively.

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

Deferred compensation of $12,039, and $42,780 was charged to operations for the six months ended August 31, 2001 and 2000, respectively.




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2001

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


Treasury Stock - During August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program whereupon the Company may purchase up to 500,000 shares of its common stock at current market prices. The repurchase program may be suspended by the Board of Directors without further notice. No shares were repurchased during the quarter ended August 31, 2001.

Contingencies:

In August 2000, the Company received a letter from a law firm representing an individual who is a former officer and former director of the Company alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, September 2000, the Company received a letter from the same law firm on behalf of another individual who is a former employee and former director of the Company alleging similar claims. In December 2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen County - Law Division, against the Company and other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and is defending such matters vigorously. Nevertheless, while the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.




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

Results of Operations

     During the quarter ended August 31, 2001, the Company reported sales of approximately $813,200 as compared to sales of approximately $657,400 during the quarter ended August 31, 2000, an increase of approximately $155,800 or 23.7%. During the six months ended August 31, 2001, the Company reported sales of approximately $1,443,100 as compared to sales of approximately $1,154,600 during the six months ended August 31, 2000, an increase of approximately $288,500 or 20.0%. This increase in sales was primarily attributed to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter August 31, 2001 increased to approximately $500,500 from operating income of approximately $302,700 for the quarter ended August 31, 2000, an increase of approximately $197,800 or 65.3%. Operating income for the six months ended August 31, 2001 increased to approximately $881,200 from operating income of approximately $448,200 for the six months ended August 31, 2000, an increase of approximately $433,000 or 96.6%. This change resulted primarily from an increase in sales for the six months ended August 31, 2001 compared to the comparable period of the prior fiscal year as well as a decrease in cost of sales partially offset by increases in selling, general and administrative expenses for the six months ended August 31, 2001 as compared to the six months ended August 31, 2000. Cost of sales for the six months ended August 31, 2001 was approximately $212,900 as compared to cost of sales during the six months ended August 31, 2000 of approximately $374,900. During the six months ended August 31, 2001, the Company's selling, general and administrative expenses were approximately $349,000 as compared to selling, general and administrative expenses of approximately $331,400 for the six months ended August 31, 2000.

     During the three and six months ended August 31, 2001, the Company realized approximately $13,800 and $32,300, respectively, in interest income as compared to approximately $14,600 and $30,600, respectively, in interest income for the comparable periods of the prior fiscal year.

     During the quarter ended August 31, 2001, the Company reported income before taxes of approximately $514,300 as compared to income before taxes of approximately $317,300 for the three months ended August 31, 2000. For the six months ended August 31, 2001, the Company reported income before taxes of approximately $913,600 as compared to income before taxes of approximately $478,800 for the six months ended August 31, 2000. Net income after taxes was approximately $311,500 for the three months ended August 31, 2001 as compared to income after taxes of approximately $284,600 for the three months ended August 31, 2000, an increase of approximately $26,900 or 9.5%. For the six months ended August 31, 2001, net income after taxes was approximately $540,400 as compared to net income after taxes of approximately $284,600 for the comparable period of the prior fiscal year, an increase of approximately $255,800 or 89.9%.

Liquidity and Capital Resources

     On August 31, 2001, the Company had working capital of approximately $2,570,600, an equity to debt ratio of approximately 4.63 to 1, and stockholders' equity of approximately $3,046,100. On August 31, 2001, the Company had approximately $1,590,300 in cash and cash equivalents, total assets of approximately $3,703,800 and total liabilities of approximately $657,700. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In August 2001, the Board of Directors of the Company
authorized a 500,000 share stock repurchase program.   Pursuant
to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate
considerations.   The repurchase program may be suspended
without further notice.   No shares were repurchased during the
quarter ended August 31, 2001. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the fiscal quarter ended August 31, 2001, the Board of Directors of the Company declared a $0.03 per share dividend for shareholders of record as of the close of business on June 15, 2001 which was paid on June 29, 2001. This represented the first time that a cash dividend was paid by the Company.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          In August 2000, the Company received a letter from a law firm representing an individual who is a former officer and former director of the Company alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another individual who is a former director and former employee of the Company alleging similar claims.
          In December 2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen
          County - Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders.
          The Company believes such claims are without merit and is defending such matter vigorously.
          Nevertheless, while the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of
          Security-Holders.

          On July 18, 2001, an annual meeting of
          stockholders was held for the following
          purposes: (1) to elect six Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify; and (2) to ratify the selection of Polakoff Weismann Leen LLC as the Company's independent auditors. At such meeting, with regard to proposal 1, Murray S. Cohen, James
          Ivchenko, Claire Bluestein and Morris Dunkel, each an incumbent director, and James R. Torpey, Jr. and Peter Kenny, were duly elected as directors of the Company. Murray S. Cohen received 9,382,814 affirmative votes and 511,252 negative votes, each of James Ivchenko, Claire
          Bluestein and Morris Dunkel received 9,384,314 affirmative votes and 509,752 negative votes, and each of James R. Torpey, Jr. and Peter Kenny received 9,388,664 affirmative votes and 505,402 negative votes. Proposal 2 was also duly approved. With regard to proposal 2, there were 9,391,614 votes cast in favor and 1,376,554 votes cast against the proposal, with 5,400 shares abstaining.

Item 5.   Other Information.

          None.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          There are no exhibits applicable to this Form
          10-QSB.

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 2001.

          None.




                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EPOLIN, INC.
                           (Registrant)


Dated: October 12, 2001    By: /s/ Murray S. Cohen
                           Murray S. Cohen,
                           Chief Executive Officer



Dated: October 12, 2001    By: /s/ Murray S. Cohen
                           Murray S. Cohen,
                           Principal Financial
                           Officer