Form 10QSB
period 2001-11-30
EPOLIN INC /NJ/
filed 2002-01-14
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

 Common, no par value per share: 11,579,355
    outstanding as of November 30, 2001



      PART I - FINANCIAL INFORMATION

        EPOLIN, INC. AND SUBSIDIARY


       Index to Financial Information
       Period Ended November 30, 2001



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

We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2001 and 2000 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying November
30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.



IWA FINANCIAL CONSULTING LLC

January 10, 2002



EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

                                     November 30,
Current assets:                  2001          2000
Cash and cash equivalents   $ 1,978,830     1,495,452
Accounts receivable             375,506       388,621
Inventories                     675,783       457,649
Prepaid expenses                118,626        18,660
Employee loans                       -             -
Deferred tax assets-
current portion                  37,740        10,021

Total current assets          3,186,485     2,370,403

Plant, property
and equipment - at cost:
Land                             81,000        81,000
Building                        369,000       369,000
Machinery and equipment         248,174       228,837
Furniture and fixtures           12,223        11,407
Leasehold improvements          449,191       432,037

Total                         1,159,588     1,122,281

Less:  Accumulated
depreciation and amortization   690,108       667,657

Net plant, property
and equipment                   469,480       454,624

Other assets:
Deferred tax assets-
non current portion             241,719       155,811
Cash value -
life insurance policy           116,051        94,081

Total other assets              357,770       249,892

Total                       $ 4,013,735     3,074,919


See accompanying notes and accountant's review report.



EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                  November 30,
                           2001               2000
Current liabilities:
Accounts payable     $    11,650             20,555
Accrued expenses         105,862             76,544
Taxes payable:
Payroll                    1,065                 -
Income                   341,191            112,937

Total current
liabilities              459,768            210,036

Other liabilities:
Deferred compensation    317,460            293,381
Loans payable-officers    10,319             10,319

Total other  liabilities 327,779            303,700





Total liabilities        787,547            513,736

Stockholders' equity:
Preferred stock,
$15.513 par value; 940,000
shares authorized;
none issued
Preferred stock,
series A convertible non-cumulative,
$2.50 par value; redemption price and
liquidation preference; 60,000 shares
authorized; 5,478 shares
issued and redeemed
Common stock, no par value;
20,000,000 shares
authorized; 12,216,500
and 11,956,500 shares issued
and outstanding at 2001
and 2000, respectively 2,259,558          2,229,658
Paid-in capital            6,486              6,486
Retained earnings      1,123,190            467,892

Total                  3,389,234          2,704,036
Less: Treasury
stock-at cost            163,046            142,853

Total stockholders'
equity                 3,226,188          2,561,183

Total                $ 4,013,735          3,074,919

See accompanying notes and accountant's review report.



EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                2001            2000

Sales                      $ 2,071,161        1,826,111

Cost of sales and expenses:
Cost of sales                  392,633          551,537
Selling, general
and administrative             517,619          499,395

Total                          910,252        1,050,932

Operating income             1,160,909          775,179

Other income - interest         41,973           49,174

Income before taxes          1,202,882          824,353

Income taxes                   485,936          275,639

Net income               $     716,946          548,714


Per share data:
Basic earnings
per common share                  0.06             0.05

Fully diluted earnings
per common share                  0.06             0.05

Weighted average number of
common shares outstanding   11,581,223       11,416,388




See accompanying notes and accountant's review report.




EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

                                   2001             2000

Sales                      $      628,049           671,514

Cost of sales and expenses:
Cost of sales                     179,736           176,604
Selling, general
and administrative                168,641           167,951

Total                             348,377           344,555

Operating income                  279,672           326,959

Other income - interest             9,625            18,554

Income before taxes               289,297           345,513

Income taxes                      112,716            81,432

Net income                 $      176,581           264,081


Per share data:
Basic earnings per common share      0.02              0.02

Fully diluted earnings
per common share                     0.02              0.02

Weighted average number of
common shares outstanding      11,581,223        11,416,388



See accompanying notes and accountant's review report.




EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000



                                          Additional  Retained
                               Common     Paid-in-    Earnings
                               Stock      Capital     Deficit


Balance - March 1, 2000   $  2,220,384      6,486     (80,822)

Issue of common stock            9,274         -           -

Purchase of treasury stock          -          -           -

Net income                          -          -      548,714

Balance - November 30,
2000                         2,229,658      6,486     467,892


Balance - March 1, 2001      2,229,658      6,486     754,225

Common stock issued
for stock option                29,900         -           -

Purchase of treasury stock          -          -           -

Dividends paid                      -          -      (347,981)

Net income                          -          -       716,946

Balance - November 30,
2001                      $  2,259,558      6,486    1,123,190



                                Treasury         Stockholders'
                                Costs               Equity


Balance - March 1, 2000        (118,906)           2,027,142

Issue of common stock                -                 9,274

Purchase of treasury stock      (23,947)             (23,947)

Net income                           -               548,714

Balance - November 30, 2000    (142,853)           2,561,183


Balance - March 1, 2001        (155,316)           2,835,053

Common stock issued
for stock option                     -                29,900

Purchase of treasury stock       (7,730)              (7,730)

Dividends paid                       -              (347,981)

Net income                           -               716,946

Balance - November 30, 2001    (163,046)           3,226,188


See accompanying notes and accountant's review report.



EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                     2001            2000
Cash flows from operating activities:
Net income                  $      716,946          548,714
Adjustments to reconcile
net income
to net cash
provided by operating
activities:
Depreciation and amortization       17,094           18,720
Deferred tax expense               (38,681)         (18,280)
Obligation under deferred compensation
agreement                           18,059           64,185
(Increase) decrease in:
Accounts receivable                (69,223)         (99,785)
Inventories                       (174,191)          17,566
Employee loans                          -             4,769
Prepaid expenses                   (89,503)          12,339
Increase (decrease) in:
Accounts payable                     1,457            3,225
Accrued expenses                   (28,296)         (85,540)
Taxes payable                      307,830         (109,992)

Net cash provided by
operating activities               661,492          355,921

Cash flows from
investing activities:
Increase in cash value
- life insurance policy            (10,000)         (13,502)

Payments for equipment             (37,307)         (15,231)

Net cash used by
investing activities               (47,307)         (28,733)


See accompanying notes and accountant's review report.



EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

NINE MONTHS ENDED NOVEMBER 30,  2001 AND 2000



                                     2001             2000
Cash flows from financing activities:
Proceeds from the
issuance of capital stock           29,900            9,274
Dividends paid                    (347,980)              -
Purchase of treasury stock          (7,730)         (23,947)

Net cash used by
financing activities              (325,810)         (14,673)

Increase (decrease) in cash        288,375          312,515

Cash and cash equivalents:
Beginning                        1,690,455        1,182,937

Ending                         $ 1,978,830        1,495,452

Supplemental information:

Income taxes paid            $     299,935          399,180

Interest paid                $         458              472



See accompanying notes and accountant's review report.



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001

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

Concentrations of Credit Risks - The Company has cash deposits in financial institutions and brokerage houses in excess of the amount insured by agencies of the federal government in the amounts of $1,878,800 and $1,495,000 at November 30, 2001 and
2000, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of these financial institutions.

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

Depreciation and amortization expense totaled $17,094 and $18,720 for the nine months ended November 30, 2001 and 2000 respectively.

Income taxes -The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", wherein the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, allowance for doubtful accounts and net operating loss carry forwards. General business credits are taken into income as a reduction of Federal and State income tax provisions.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the nine months ended November 30, 2001 follows:


CONDENSED CONSOLIDATING BALANCE SHEET

                              Epolin
                   Epolin     Holding Eliminations Consolidated
Current assets  $  3,184,395   2,090      -      3,186,485
Non-current assets   828,529 401,831   (403,110)   827,250
Total           $  4,012,924 449,238   (403,110) 4,013,735

Total liabilities    786,736  98,229    (97,418)   787,547

Stockholders' equity:
Common stock       2,259,558     -           -   2,259,558
Additional
paid-in capital        6,486     -           -       6,486
Retained earnings  1,123,190 305,692   (305,692) 1,123,190
Treasury stock      (163,046)    -           -    (163,046)

Total stockholders'
equity             3,226,188 305,692   (305,692) 3,226,188
Total     $        4,012,924 403,921   (403,110) 4,013,735

CONDENSED CONSOLIDATING STATEMENT OF INCOME

                             Epolin
                    Epolin   Holding Eliminations Consolidated
Sales             $2,071,161     -         -     2,071,161
Other
revenue                  -    73,305    (73,305)      -
Total              2,071,161  73,305    (73,305) 2,071,161
Cost
of sales             392,633     -         -       392,633
Selling,
general
and
administrative       583,348   7,576    (73,305)   517,619
Total                975,981   7,576    (73,305)   910,252

Operating
income             1,095,180  65,729       -     1,160,909

Other income
- interest            41,973     -         -        41,973

Income before
taxes              1,137,153  65,729       -     1,202,882

Income
taxes                479,961   5,975       -       485,936

Net
income              $657,192  59,754       -       716,946


EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):


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

NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended November 30, 2001, approximately 68.8% of sales were to five
customers.   Three of these customers, located in the Eastern
United States, account for 43.4% of sales at November 30, 2001. During the nine months ended November 30, 2000, approximately 66.3% of sales were to four customers. Three of these customers located in the Eastern United States comprised 43.0% of sales at November 30, 2000.


NOTE D - INVENTORIES:

                              2001         2000
Raw materials and supplies  $ 50,074      39,525
Work in process              214,249      47,681
Finished goods               411,460     370,443

Total                       $675,783     457,649


NOTE E - INCOME TAXES:
                                      2001          2000

1.  Federal and State deferred
    tax assets include
    the following:

Temporary differences - principally
accelerated amortization of leasehold
improvements for book purposes and
deferred compensation                $279,459      165,832

Current portion                        37,740       10,021

Non-current portion                  $241,719      155,811



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001


NOTE E - INCOME TAXES (continued):

2. Income tax expense (benefit) consists of the following components:

                        2001          2000
Current
Federal               $406,327      231,389
State                  118,290       62,530

Total current          524,617      293,919

Deferred:
Federal                (30,585)     (15,780)
State                   (8,096)      (2,500)

Total deferred         (38,681)     (18,280)

Total                 $485,936      275,639

NOTE F - ACCRUED SALARIES:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The remaining unpaid balance of $49,948 was paid during the period ended February 28, 2001.

NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined.
Employer contributions totaled $15,242, and $16,202 for the nine months ended November 30, 2001 and 2000, respectfully.




EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001


NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options may no longer be granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. In the current quarter, 185,000 shares of common stock were issued to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There are no outstanding options as of November 30, 2001.

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve
to1,500,000.   Options expire five or ten years after the date
granted and are subject to a vesting period as follows: (1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted at $0.15 per share. The exercise price of the options vary between $.015 and $0.25 per share. Options exercised for all prior years were 12,500. Options exercised during the current year were 75,000.

Options granted as of November 30, 2001:

No. of
Shares    Date Granted        Expiration Date

425,000   December 1, 1998    November 30, 2008
 25,000   February 10, 1999   February 9, 2009
 25,000   February 10, 2000   February 9, 2010
 50,000   September 1, 2001   August 31, 2006
330,000   September 15, 2001  September 14, 2006

There are 645,000 options attributable to future grants.



EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001


NOTE H - TREASURY STOCK:

Treasury stock at November 30, 2001 totaled 637,145 shares, at a cumulative cost of $163,046. Included are 42,445 shares, which were returned to the Company at no cost in prior years.

NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses totaling $164,619, $235,131 for the nine months ended November
30, 2001 and 2000  respectively.

NOTE J - ACQUISITIONS:

On January 29, 1998, the Company acquired 100 shares (100% interest) of Epolin Holding Corp.'s common stock.

NOTE K - COMMITMENTS:

On October 17, 1996, the premises leased from 350 South Street Partnership was purchased for $450,000 by Epolin Holding Corp., a New Jersey Corporation, controlled by Murray S. Cohen, Ph.D. and James A. Ivchenko, officers/stockholders of Epolin, Inc. The Board of Directors approved this transaction in June 1996 based upon the terms of a $350,000 mortgage obtained from the Broad National Bank wherein personal guarantees of two officers/stockholders were mandatory. Other directors declined participation in this transaction.

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





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001

NOTE K - COMMITMENTS (continued):

The minimum annual rental balance under the current lease, which expired October 31, 2001, is $97,740.

Management anticipates renewing the lease at terms yet to be determined.

Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended
November 30, 2001 and 2000, respectively.

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer. The officer's additional annual compensation of $19,645 plus interest is being deferred until such time he reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. On January 1, 1996 the company entered into a deferred compensation agreement with a second officer wherein $25,000 per year was accrued. This agreement, terminated on June 25, 1998, with unfunded accruals of $79,041 will be paid upon retirement either in equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the company. The company entered into a second deferred compensation agreement with the same officer on June 25, 1998, which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

Effective March 1, 1999, the company adopted deferred compensation agreement with two of its employees. Under the term of the agreement, each employee will receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. Management has elected not to provide any additional funding for either employee subsequent to the date at which each of the two employees were no longer employed with the company.

Deferred compensation of $18,059, and $64,184 was charged to operations for the nine months ended November 30, 2001 and 2000, respectively.





EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2001

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

Treasury Stock - During August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program whereupon the Company may purchase up to 500,000 shares of its common stock at current market prices. The Board of Directors without further notice may suspend the repurchase program. 20,000 shares at a cost of $7,730 were repurchased during the quarter ended November 30, 2001.

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

Results of Operations

     During the quarter ended November 30, 2001, the Company reported sales of approximately $628,000 as compared to sales of approximately $672,000 during the quarter ended November 30, 2000, a decrease of approximately $44,000 or 6.5%. During the nine months ended November 30, 2001, the Company reported sales of approximately $2,071,000 as compared to sales of approximately $1,826,000 during the nine months ended November 30, 2000, an increase of approximately $245,000 or 13.4%. This increase in sales was primarily attributed to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter November 30, 2001 was approximately $280,000 compared to operating income of approximately $327,000 for the quarter ended November 30, 2000, a decrease of approximately $47,000 or 14.4%. Operating income for the nine months ended November 30, 2001 increased to approximately $1,161,000 from operating income of approximately $775,000 for the nine months ended November 30, 2000, an increase of approximately $386,000 or 49.8%. This change resulted primarily from an increase in sales for the nine months ended November 30, 2001 compared to the comparable period of the prior fiscal year as well as a decrease in cost of sales partially offset by increases in selling, general and administrative expenses for the nine months ended November 30, 2001 as compared to the nine months ended November 30, 2000. Cost of sales for the nine months ended November 30, 2001 was approximately $393,000 as compared to cost of sales during the nine months ended November 30, 2000 of approximately $552,000. During the nine months ended November 30, 2001, the Company's selling, general and administrative expenses were approximately $518,000 as compared to selling, general and administrative expenses of approximately $499,000 for the nine months ended November 30, 2000.

     During the three and nine months ended November 30, 2001, the Company realized approximately $10,000 and $42,000, respectively, in interest income as compared to approximately $19,000 and $49,000, respectively, in interest income for the comparable periods of the prior fiscal year.

     During the quarter ended November 30, 2001, the Company reported income before taxes of approximately $289,000 as compared to income before taxes of approximately $346,000 for the three months ended November 30, 2000. For the nine months ended November 30, 2001, the Company reported income before taxes of approximately $1,203,000 as compared to income before taxes of approximately $824,000 for the nine months ended November 30, 2000. Net income after taxes was approximately $177,000 for the three months ended November 30, 2001 as compared to income after taxes of approximately $264,000 for the three months ended November 30, 2000, a decrease of approximately $87,000 or 33.0%. For the nine months ended November 30, 2001, net income after taxes was approximately $717,000 as compared to net income after taxes of approximately $549,000 for the comparable period of the prior fiscal year, an increase of approximately $168,000 or 30.6%.

Liquidity and Capital Resources

     On November 30, 2001, the Company had working capital of approximately $2,727,000, an equity to debt ratio of approximately 4.1 to 1, and stockholders' equity of approximately $3,226,000. On November 30, 2001, the Company had approximately $1,979,000 in cash and cash equivalents, total assets of approximately $4,014,000 and total liabilities of approximately $788,000. The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.

     The Company does not anticipate making any significant additional capital expenditures in the immediate future as it believes its present machinery and equipment will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate
considerations.   The repurchase program may be suspended
without further notice.   During the quarter ended November 30,
2001, a total of 20,000 shares were repurchased at a cumulative cost of $7,730. No shares were repurchased during the quarter ended August 31, 2001. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the fiscal quarter ended August 31, 2001, the Board of Directors of the Company declared a $0.03 per share dividend for shareholders of record as of the close of business on June 15, 2001 which was paid on June 29, 2001. This represented the first time that a cash dividend was paid by the Company. The Company intends to declare another dividend which is expected to be payable by the end of the current fiscal year.



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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 2001.

          None.



                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EPOLIN, INC.
                              (Registrant)


Dated: January 14, 2002       By: /s/ Murray S. Cohen
                              Murray S. Cohen,
                              Chief Executive Officer


Dated: January 14, 2002       By: /s/ Murray S. Cohen
                              Murray S. Cohen,
                              Principal Financial Officer