Form 10KSB
period 2002-02-28
EPOLIN INC /NJ/
filed 2002-05-29
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549

                FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2002

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

           Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
$2,553,487

As of February 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (6,088,655 shares) was approximately $4,627,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on February 28, 2002 was 11,881,855 (excluding 647,145 treasury shares).

Documents Incorporated by Reference:  None

PART I

Item 1.        Description of Business.

Introduction

     Epolin, Inc. ("Epolin" or the "Company") is a manufacturing and research and development company which was incorporated in the State of New Jersey on May 8, 1984. The Company is principally engaged in the commercial development, production and sale of near infrared dyes to the optical industry for laser protection, for welding, for security inks and other dye applications as well as specialty chemicals. Its principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and its telephone number is (973) 465-9495. The Company's web-site can be accessed at www.epolin.com.

     In April 1989, Epolin successfully completed an initial public offering of its securities pursuant to a public offering generating net proceeds of approximately $1,950,000. Simultaneously, upon closing of the offering, Epolin acquired 100% of the stock of Accort Labs, Inc. ("Accort"), then an affiliated entity.

     Commencing upon completion of the Company's public offering through January 1990, the Company's efforts were primarily devoted to the renovation and completion of its manufacturing and office facility. The principal product(s) that the Company developed were expanding polymeric coatings. The Company has since curtailed this effort due primarily to the high cost of the product and the lower price commanded by similar products now sold into this maturing market. The Company has more recently established itself as a supplier of near infrared dyes as well as other specialty chemical products. It sells its dyes primarily to lens manufacturers who serve as the suppliers to the laser protection eyewear market and the welding market.

     Since completion of the Company's public offering, the Company's revenues had been primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, the Company singled out near infrared dye technology as a most promising product line and has emphasized the development, manufacture and sale of these dyes to the optical industry.

     The Company's prior emphasis on the expanding monomer technology has been curtailed. The expanding monomers failed to reach any significant level of sales and sales growth because the price of UV cured coatings, a major application for the technology, had fallen dramatically and the market could not sustain the higher pricing for the Company's product. Research and development on expanding monomer applications was therefore no longer relevant and the Company became fully committed to specialty chemical manufacture especially to near infrared dye development, manufacture and sales. This part of the product line has proven to be a successful one to pursue in that the sale of these dyes had a growth rate of approximately 15% to 20% per year for the last seven years. No assurance can be given that such trend will continue. The Company believes that its future lies with dye technology and is formulating long range plans to exploit new applications for both the near infrared dyes as well as other dyes. Paralleling the growth of the dye business, the Company has maintained a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. The Company does not, however, expect
its specialty chemical business to grow.   It has instead, as
mentioned above, made a strong research and development commitment to the growth of the specialty dye business and products which use the dyes such as security inks.

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

     The Company's wholly-owned subsidiary, Epolin Holding
Corp. ("Epolin Holding"), was incorporated in the State of New
Jersey as a real estate holding company. Epolin Holding became a wholly-owned subsidiary in January 1998.

Infrared Dyes

     The Company's business is heavily weighted towards the development, manufacture and sale of near infrared dyes.
Applications for these dyes cover several markets which are discussed in the following subsections.

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

     Dyes for Welding

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

     Dyes for Security Inks

     Certain of the near infrared dyes absorb very little of the visible spectrum. These can be used at low concentration in inks and paints and cannot be easily detected. However, when viewed by reflection of an infrared laser or lamp, the presence of dye is easily seen as a black marking. Mechanical "readers" can be used to detect the presence of dyes by responding with a simple "go, no-go" signal. Recently, the Company embarked upon the development of security inks. It has successfully introduced silk screen inks to the marketplace that management believes can be used for labels, official documents and credit cards. The first step towards vertical integration and diversification of the product line has been taken with the introduction of near infrared dyes in security inks. The initial sales have been for silk screen inks used in credit cards. Management anticipates that this will be followed by security jet inks and water based inks. Management believes that the industrial security and currency marking is potentially a large volume application for these dyes. No assurance can be given that the Company will be able to successfully develop this market.

     Dyes for Filters

     A smaller market exists for filters that block certain frequencies in the near infrared and visible spectrum. Most of the inquiries come from instrument makers who use glass filters containing rare earth oxides. These filters are expensive and are subject to chipping, shattering and other breakage. Management believes the use of a clear plastic filter containing the Company's dyes would lower cost and increase reliability. This high value added market is under development. No assurance can be given that the Company will be able to successfully develop this market.

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

     Dyes for Heat Shields

     It has been shown in experimental and theoretical studies that a window containing near infrared dyes is capable of reducing the internal heat load of a structure by 40 to 50 percent. This type of application of infrared dyes is reported in use for sun roofs of automobiles in Japan. The specific advantage offered by near infrared dyes is heat reduction coupled with good visible transparency. This allows high visibility while, at the same time, effectively blocking the frequencies responsible for transporting heat. Management believes near infrared dyes can be effectively used in a wide variety of applications as heat shields. The Company has set its sights on this potential market by initiating research and development studies leading to dyes or dye combinations that can meet the tight requirements demanded by this market. Of particular concern to the Company is the need for long term performance which, at a minimum, requires a working lifetime of seven years exposure to direct sunlight. By developing dyes of greatly improved thermal and ultraviolet stability, the Company believes it can meet the long term exposure requirements for heat shields. The Company further believes that of particular importance is the ability of these new dyes to be used in the manufacture of extruded engineering plastic products. Known near infrared dyes do not possess the thermal stability to survive processing of large extruded structures. The Company believes that it can demonstrate that these new dyes offer a greater degree of freedom in plastics processing and that this can represent an important developing market. No assurance can be given, however, that the foregoing can be demonstrated, or if demonstrated, that the Company will be able to successfully develop this market.

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

Specialty Chemical Products

     Although the Company is heavily engaged in the manufacture and sale of dyes, the Company continues to maintain a level of production and sales of specialty products made on a custom basis. Such specialty chemical business, which does not represent greater than 10% of reported profits or losses of the Company, involves the preparation and sale of a variety of specialty chemical products on behalf of companies that sell into the adhesives, plastics, aerospace, pharmaceutical and flavors and fragrance industries. The Company's products primarily serve as intermediates, additives and process aids for complex chemical formulations. The Company markets its products to other companies who are in need of low level quantities of unique chemicals which provide specialized functions and are necessary elements in complex chemical mixtures manufactured by the Company's respective customers. The Company sustains this business because its customers find it economically inefficient to manufacture such low volume specialty chemicals for their own use. Raw materials utilized in connection with the preparation of specialty chemical products are either available from chemical suppliers or made by the Company in its own facilities.

     This part of the Company's business is manufactured on an individual basis to meet each customers respective needs. Presently, the Company provides products used as components in plastics, process aids, adhesives and coatings, flavors and odorant mixtures, pharmaceutical and medical products and aerospace materials.

Effect of Compliance With Government Regulation

     Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. Although the Company believes that its manufacturing processes do not result in the emission of volatile organic vapors into the atmosphere, and that the Company is not in violation of any State or Federal environmental regulations, the Company is required to comply with such regulations with respect to manufacture, storage and/or disposal of toxic materials. To the Company's knowledge, it is in compliance with present regulations. However, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect the Company's business. In addition, the Company is subject to the State of New Jersey Industrial Site Recovery Act
(ISRA), which, among other requirements, requires the Company to obtain prior approval before relocating its facilities or consummating a transaction that would result in a change in control of the Company. The Company's facilities are subject to inspection to ascertain whether the Company has complied with State environmental regulations. While the Company believes it has complied with such regulations, there can be no assurance that the Company will not be required to incur expenses to remedy any future environmental violations discovered. The Company registers all new and proprietary products with the Toxic Substances Control Agency (TSCA) which is required in order for the Company to offer for sale any new chemical product. No assurances can be given that such registrations will be approved for any new product.

     During the years ended February 28, 2002 and 2001, the Company expended approximately $27,400 and $23,600, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters would have a materially adverse effect on its financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

     The Company purchases chemicals from several large chemical manufacturers and then further processes them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2002, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

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

     During the years ended February 28, 2002 and 2001, the amounts spent on research and development activities were approximately $237,000 and $288,000, respectively. All research and development costs are borne by the Company.

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

Patents and Proprietary Protection

     The Company does not rely upon patents for protection of its dye business. It has, however, patented a class of dyes that it developed. In connection therewith, a patent was granted by the U.S. Patent Office (U.S. Patent 5,686,639) for a new class of quinone diimmonium salts in November 1997. Other patent disclosures may be submitted in the future. No assurance can be given that other patents with regard to the foregoing will be issued. The Company has allowed its patent position on two patents it owns on Expanding Monomers to lapse by not paying the maintenance fees. This will have no material impact on the Company's business since the Company decided previously to curtail the development of this technology. The Company intends to continue to evaluate the need for a patent program on new dyes, especially in those instances where composition of matter claims can be obtained. There can be no assurance that these patents will be of commercial benefit to the Company, or otherwise offer the Company protection from competing products. Although the issuance of a patent entitles the owner to a statutory presumption of validity, the presumption is not conclusive as to validity or the scope of enforceability of the claims therein. The enforceability and validity of a patent can be challenged by litigation after its issuance and, if the outcome of litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent. Moreover, the cost of defending these patents against infringement could require substantial expenditures which the Company may decide it is unable to afford. In addition, persons or entities may have filed patent applications and may have been issued patents on inventions or otherwise possess proprietary rights to technologies potentially useful to the Company. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

Sales

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2002, approximately 57.6% of sales were to four customers. Three of these customers, located in the Eastern United States, comprised 40.1% of sales at February 28, 2002. During the year ended February 28, 2001, approximately 52.4% of sales were to four customers. Three of these customers, located in the Eastern United States, comprised 43.8% of sales at February 28, 2001.

Employees

     The Company presently employees eight persons on a full time basis. The Company's employees are not represented by labor unions.

Forward-Looking Statements

     This Form 10-KSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Epolin, Inc. for its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     - Our operating results may fluctuate because of a number of factors, many of which are beyond our control. Some of these factors that affect our results but which are difficult to control or predict are: the reduction, rescheduling or cancellation of orders by customers whether as a result of slowing demand for our products, stockpiling of our products or otherwise; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in product life cycles; changes in the mix of products that our customers buy; competitive pressures on selling prices; the ability of our customers to obtain products from their other suppliers; and general economic conditions.

     - Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In fiscal 2002, approximately 57.6% of our revenues were from four customers. The loss of any of these customers could have a material adverse effect on the Company.

     -    The chemical and plastics industry is
characterized by rapid technological changes, so our success depends heavily on our ability to develop and introduce new products.

     - Although the Company generally experiences, in management's opinion, limited competition in all areas of its business, there are other dye companies many of which are larger and better financed. Such companies do not, however, sell the pure dye which is done by the Company. In the future, other dye manufacturers may change their policy and sell dye directly. This will present the Company with a challenge to its pricing structure.

     - Manufacturers of chemical products are subject to extensive Federal and State environmental regulations.

     - We are dependent on key personnel. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel.

     Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.        Description of Property.

     The Company presently occupies approximately 19,500
square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. In October 1996, Epolin Holding Corp. ("Epolin Holding"), a company formed by Dr. Cohen and Mr. Ivchenko, purchased the property for the sum of $450,000. Simultaneously with the closing, the Company entered into substantially similar leasing arrangements with Epolin Holding as then existed with the former owner of the property. Such new lease, effective November 1, 1996, was for a term of five years with three five year options with annual rent of $97,740 subject to annual adjustments based on increases in the
Consumer Price Index.   Such  rent  includes  real estate taxes
and insurance expenses. In January 1998, Epolin Holding became a wholly-owned subsidiary of Epolin.

Item 3.        Legal Proceedings.

     In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims include breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. Such litigation is currently in the discovery stage. The Company believes such claims are without merit and is defending such matter vigorously. While the outcome of this action cannot be predicted at this time taking into account the uncertainty and risks inherent in any litigation, management believes, based on its understanding and evaluation of the relevant facts and circumstances, that such action will not likely have a material adverse effect on its results of operations, financial position or cash flows. Other than the foregoing matter, there are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.

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

Period                                   Bid Prices

Fiscal year ended February 28, 2001:   High       Low

March 1, 2000 to May 31, 2000          $.8125     $.3125
June 1, 2000 to Aug. 31, 2000          $.40       $.25
Sept. 1, 2000 to Nov. 30, 2000         $.44       $.29
Dec. 1, 2000 to Feb. 28, 2001          $.30       $.15

Fiscal year ended February 28, 2002:   High       Low

March 1, 2001 to May 31, 2001          $.42       $.14
June 1, 2001 to Aug. 31, 2001          $.47       $.25
Sept. 1, 2001 to Nov. 30, 2001         $.51       $.30
Dec. 1, 2001 to Feb. 28, 2002          $.85       $.53

     (b)  Holders.

     As of February 28, 2002, there were approximately 310 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

     (c)  Dividends.

     During the fiscal quarter ended August 31, 2001, the Company declared a $0.03 per share dividend which was paid on June 29, 2001. This represented the first time that a cash dividend was paid by the Company. In addition, the Company subsequently declared a $0.04 per share dividend which was paid on February 28, 2002.

Item 6.        Management's Discussion and Analysis or Plan of
               Operation.

     The following discussion of the Company's financial condition and results of operations is based on the Company's
Consolidated Financial Statements and the related notes thereto.

Overview

     Epolin, Inc. is a manufacturing and research and development company which was incorporated in the State of New
Jersey in May 1984.   The Company is principally  engaged in
the commercial development, production and sale of near infrared dyes to the optical industry for laser protection, for welding, for security inks and other dye applications as well as specialty chemicals.

Results of Operations

     Fiscal 2002 Compared to Fiscal 2001

     During the year ended February 28, 2002, the Company reported sales of approximately $2,553,000 as compared to sales of approximately $2,330,000, an increase of approximately $223,000 or 9.6%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes, and increases in sales of new dyes for new applications.

     Operating income for fiscal 2002 increased to approximately $1,410,000 as compared to operating income of approximately $916,000 for fiscal 2001, an increase of approximately $494,000. This change resulted primarily from an increase in sales and a relatively minor decrease in cost of sales, offset by a minor increase in selling, general and administrative expenses. Cost of sales in fiscal 2002 was approximately $684,000 compared to cost of sales in fiscal 2001 of approximately $699,000. In fiscal 2002, the Company's selling, general and administrative expenses were approximately $726,000 as compared to selling, general and administrative expenses of approximately $714,000 for the fiscal year ended February 29, 2001.

     During the fiscal year ended February 28, 2002, the Company realized approximately $50,000 in interest income as compared to approximately $74,000 in interest income for the prior year. This decrease resulted primarily from a decrease in available cash resulting primarily from the payment of the cash dividend in August 2001.

     During the fiscal year ended February 28, 2002, the Company reported income before taxes of approximately $1,193,000 as compared to income before taxes of approximately $990,000 for the fiscal year ended February 29, 2001. Net income after taxes was approximately $771,000 or $.07 per share for fiscal 2002 as compared to net income after taxes of approximately $835,000 or $.07 per share for fiscal 2001. For fiscal 2002, the Company's income taxes were approximately $422,000 as compared to approximately $155,000 for fiscal 2001. Such amounts reflect federal and state taxes for fiscal 2002 of approximately $472,000 reduced by deferred taxes of approximately $50,000 for fiscal 2002 compared to federal and state taxes for fiscal 2001 of approximately $248,0000 reduced by deferred taxes of approximately $93,000 for fiscal 2001.

     Management believes that future business look promising. The Company is confident that it can continue to take advantage of its market position in terms of availability of dyes and their performance. Management believes that the Company's newest products, such as security inks, came along just as the market recognized the need for stronger security measures. Credit cards, proprietary packaging, official documents and personnel badges can use the near infrared inks the Company makes because they provide a convenient and rapid addition to the security features already in place. No assurance can be given, however, that this trend will continue or that the Company will be able to successfully penetrate this market.

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

Liquidity and Capital Resources

     On February 28, 2002, the Company had working capital of approximately $2,334,000, an equity to debt ratio of approximately 4.69 to 1, and stockholders' equity of approximately $2,833,000. On February 28, 2002, the Company had approximately $1,518,000 in cash and cash equivalents, total assets of approximately $3,437,000 and total liabilities of approximately $604,000.

     Net cash used by financing activities was approximately $773,000 for year ended February 28, 2002 which was primarily the result of dividends paid of approximately $823,000, partially offset by proceeds received totaling approximately $66,000 from the issuance of Common Stock in connection with the exercise of certain stock options.

     The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.


     The Company anticipates that it will incur in fiscal
2003 approximately $50,000 in renovation costs to its facility in Newark, New Jersey in order to expand research and development activities. Other than the foregoing, the Company does not anticipate making any other significant additional capital expenditures in the immediate future as it believes its present machinery and equipment, in conjunction with the above mentioned renovations, will be sufficient to meet its near term needs.

     Inflation has not significantly impacted the Company's operations.

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate
considerations.   The repurchase program may be suspended
without further notice.   During the fiscal year ended February
28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the fiscal quarter ended August 31, 2001, the Company declared a $0.03 per share dividend which was paid on June 29, 2001. This represented the first time that a cash dividend was paid by the

Company.  In addition, the Company
subsequently declared a $0.04 per share dividend which was paid on February 28, 2002.

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

                          Present Position     Has Served As
Name                Age   and Offices          Director Since

Murray S. Cohen      76   Chairman of the          1984
                          Board, Chief Executive
                          Officer, Secretary
                          and Director

James Ivchenko       62   President and Director   1993

Claire Bluestein     75   Director                 1984

Morris Dunkel        73   Director                 1984

James R. Torpey, Jr. 51   Director                 2001

Peter Kenny          55   Director                 2001


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

     CLAIRE BLUESTEIN has served as Director of the Company since June 1984. Since 1999, Dr. Bluestein has been retired. Prior thereto, she was president and sole shareholder of Captan Associates, Inc., a company engaged in the development of materials for commercial applications of radiation curing technology. Dr. Bluestein has been issued several patents by the United States Department of Commerce, Trademark and Patent Offices and has published a variety of chemistry related articles. Dr. Bluestein received her Bachelor of Arts Degree from the University of Pennsylvania in 1947. In 1948 she received a Master of Science Degree and in 1950 a Ph.D. in Organic Chemistry from the University of Illinois.

     MORRIS DUNKEL has served as Director of the Company since June 1984. Since 1992, he has been Vice President and Technical Director of Elan Chemical Inc., a chemical company in the flavor and fragrances industry. From 1976 through 1983, Dr. Dunkel was employed by Tenneco Chemicals, Inc., a firm engaged in chemical production activities, in the capacities of manager and director of Tenneco's organic chemicals research and development division. Dr. Dunkel has been issued several United States patents and has published numerous articles relating to chemical processes. He received a Bachelor of Science Degree in 1950 from Long Island University. Dr. Dunkel received a Master of Science Degree from Brooklyn College in 1954 and Ph.D. in Organic Chemistry from the University of Arkansas in 1956.

     JAMES R. TORPEY, JR. has served as Director of the Company since July 2001. Mr. Torpey has been Director of Distributed Technologies at GPU Energy, located in New Jersey, since January 2001. From June 1995 through December 2000, Mr. Torpey was Director of Strategic Initiatives at GPU Service Corp. and Director of Technology Ventures at GPU International.
 He is currently Chairman of the Board of the Solar Electric Power Association and President and member of the Board of Directors of GPU Solar Inc., a joint venture company of GPU and AstroPower, Inc. He is also a member of the Board of Directors of the Morris County Business and Education Together Foundation.

     PETER KENNY has served as Director of the Company since July 2001. Mr. Kenny has been Senior Vice President-Business Banking Division of Independence Community Bank since July 1999. Prior thereto, and from September 1991 to July 1999, he was Senior Vice President and Senior Loan Officer of Broad National Bank which was acquired by Independence Community Bank in July 1999.

Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000, of those persons who were, at February 28, 2002 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                    Summary Compensation Table

                         Annual
                         Compensation

Name and Principal     Fiscal
Position               Year      Salary           Bonus

Murray S. Cohen        2002      $204,356(1)(3)  $31,000
Chairman of the        2001      $177,290(1)(3)  $29,000
Board and Chief        2000      $127,874(3)     $20,000
Executive Officer


James Ivchenko         2002      $186,864(2)(3)  $25,900
President              2001      $162,318(2)(3)  $24,000
                       2000      $123,502(3)     $15,000


                          Long-Term
                          Compensation

                                   Restricted     Shares
Name and Principal      Fiscal     Stock          Underlying
Position                Year       Awards         Options

Murray S. Cohen         2002       0              50,000
Chairman of the         2001       0               0
Board and Chief         2000       0               0
Executive Officer

James Ivchenko          2002       0              50,000
President               2001       0               0
                        2000       0               0


(1) Includes additional compensation of $52,416 and $38,400 for 2002 and 2001, respectively, due to Murray S. Cohen based upon the Company's sales for fiscal 2001 and 2000 paid in fiscal 2002 and 2001, respectively, as determined under his employment contract. Does not include, however, additional compensation due to Dr. Cohen based upon the Company's sales for fiscal 2002 as determined under his employment contract which will be paid in fiscal 2003 which will be in the amount of $63,837. Also, does not include $49,948 paid to Dr. Cohen in fiscal 2001 for previously accrued salary.

(2) Includes additional compensation of $40,768 and $28,905 for 2002 and 2001, respectively, due to James Ivchenko based upon the Company's sales for fiscal 2001 and 2000 paid in fiscal 2002 and 2001, respectively, as determined under his employment contract. Does not include, however, additional compensation due to Mr. Ivchenko based upon the Company's sales for fiscal 2002 as determined under his employment contract which will be paid in fiscal 2003 which will be in the amount of $51,070.

(3) Does not include other deferred compensation arrangements for each of Dr. Cohen and Mr. Ivchenko. See
     "Deferred Compensation/Employment Contracts and Change in Control Arrangements" below.

Stock Option Plans

     The Company previously adopted the 1986 Employees' Stock Option Plan (the "1986 Plan"). As of April 1996, options may no longer be granted under the 1986 Plan. Under the terms of the 1986 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the 1986 Plan. Such options expire on December 1, 2005. In fiscal 2002, options to acquire 185,000 shares of the Company's Common Stock were exercised unde the 1986 Plan. In prior years, options to acquire 270,000 shares of the Company's Common Stock were exercised under the 1986 Plan. In connection therewith, the Company repurchased 120,000 of such shares which were acquired upon exercise. In addition, options to acquire 35,000 shares under the 1986 Plan have lapsed. As of February 28, 2002, there are no outstanding options under the 1986 Plan.

     In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the "1998 Plan Option Pool"). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of
Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 28, 2002, options to acquire 855,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 645,000 options were available for future grant. To date, options to acquire 400,000 shares of the Company's Common Stock have been exercised under the 1998 Plan. The Company has repurchased 12,500 shares which were acquired upon exercise.

     The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended
February 28, 2002.

        Option Grants in Fiscal 2002

             Individual Grants

                   Number of      Percent of Total
                   Securities     Options Granted
                   Underlying     to             Exercise or
                   Options        Employees in   Base Price
Name               Granted        Fiscal Year    ($/Sh)

Murray S. Cohen     50,000         13.2%          $.25
James Ivchenko      50,000         13.2%          $.25


                    Market
                    Price
                    on
                    Date of        Expiration
Name                Grant(1)       Date

Murray S. Cohen     $19,750        9/15/2006
James Ivchenko      $19,750        9/15/2006
_______________________

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the date of grant. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Stock over the exercise price on the date the option is exercised.

     The following table set forth certain information as to each exercise of stock options during the year ended February 28, 2002, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2002 and Year-End Option Value

                                      Number of Securities
                Shares                Underlying Unexercised
                Acquired              Options at February 28, 2002
                On         Value
                Exercise   Realized(1) Exercisable Unexercisable

Murray S. Cohen 150,000      $49,875     0        50,000
James Ivchenko   150,000     $49,875     0        50,000

                   Value of Unexercised
                   In-the-Money Options
                   at February 28, 2002(2)

                 Exercisable Unexercisable

Murray S. Cohen       $0      $25,500
James Ivchenko        $0      $25,500
_______________________

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the date of exercise, minus the exercise price, multiplied by the number of shares exercised. The amounts reflected in this table may never be obtained.

(2) Based on the average of the closing bid and asked prices of the Company's Common Stock as of February 28, 2002, minus the exercise price, multiplied by the number of shares underlying the options. The amounts reflected in this table may never be obtained.

Compensation of Directors

     In fiscal 2002, the Company began to pay all directors $750 for each board meeting attended. Previous thereto, and since the Company's inception, no director received any cash
compensation for his services as such.   Directors have always
been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

Deferred Compensation/Employment Contracts and Change in
Control Arrangements

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

     The Company has also entered into deferred compensation agreements with Chester C. Swasey and Abdelhamid A.H. Ramadan, former employees and directors of the Company. These agreements provide for annual payments of 50% of each employee's salary before bonuses at his respective retirement dates, to be paid in biweekly installments for 10 years. Management has elected not to provide any additional funding for either employee subsequent to the date at which each of the two employees were no longer employed with the Company.

     The Company does not have any termination or change in control arrangements with any of its named executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as February 28, 2002, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                            Amount and Nature of   Percent
Name                        Beneficial Ownership   of Class

Murray S. Cohen(1)*                2,845,958      24.0%
James Ivchenko(2)*                 1,739,587      14.6%
Claire Bluestein(3)*                 970,155       8.2%
Morris Dunkel(3)*                    225,000       1.9%
James R. Torpey, Jr.(3)*              12,500        **
Peter Kenny(3)*                           -          -
Santa Monica Partners, L.P.(4)       670,930       5.6%

All Officers and Directors
as a Group (6 persons)             5,793,200      48.8%


*    The address for each is 358-364 Adams Street, Newark,
     New Jersey 07105.

**   Less than 1%.

(1) Includes 1,845,958 shares held by Dr. Cohen and 1,000,000 shares owned by three grandchildren of Dr. Cohen, which shares are held by Dr. Cohen's daughters as custodian. Dr. Cohen holds a proxy with respect to such shares which proxy may be revoked at any time and unless revoked shall terminate on January 31, 2004. As a result, Dr. Cohen may be deemed to be the beneficial owner of such shares. Does not include 50,000 shares which may be acquired upon exercise of options granted under the 1998 Plan which options are not exercisable within 60 days.

(2) Includes 980,000 shares held by Mr. Ivchenko and 439,587 held by Mr. Ivchenko and his wife, as joint tenants. Also, includes 320,000 shares held by Mr. Ivchenko's children. Mr. Ivchenko holds a proxy with respect to such shares which proxy may be revoked at any time and unless revoked shall terminate on January 31, 2004. As a result, Mr. Ivchenko may be deemed to be the beneficial owner of such shares. Does not include 50,000 shares which may be acquired upon exercise of options granted under the 1998 Plan which options are not exercisable within 60 days.

(3) Does not include 25,000 shares which may be acquired upon exercise of options granted under the 1998 Plan which options are not exercisable within 60 days.

(4) This information is based solely upon information reported in filings made to the SEC on behalf of Santa
     Monica Partners, L.P.  The address for Santa Monica
     Partners, L.P. is 1865 Palmer Avenue, Larchmont, New
     York.

The Stockholders Agreement

     In February 2002, the Company and Murray S. Cohen, James Ivchenko, Claire Bluestein, Morris Dunkel, James R. Torpey, Jr. and Peter Kenny (each a current member of the Board of Directors) executed a Stockholders Agreement that provides the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the Company's Common Stock which any of them hold of record or beneficially. Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions. In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval).

Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10,  "Deferred
Compensation/Employment Contracts and Change in Control
Arrangements" above for information on the transactions described therein.

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

                    Dated:    May 29, 2002

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature               Title                          Date


/s/ Murray S. Cohen    Chief Executive Officer,        5/29/02
Murray S. Cohen        Chairman of the Board,
                       Secretary and Director
                       (Principal Executive Officer and
                       Principal Financial Officer)


/s/ James Ivchenko     President and Director          5/29/02
James Ivchenko


/s/ Claire Bluestein   Director                        5/29/02
Claire Bluestein


/s/ Morris Dunkel      Director                        5/29/02
Morris Dunkel


                       Director
James R. Torpey, Jr.


                       Director
Peter Kenny

EPOLIN, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2002
AND FEBRUARY 28, 2001

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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

     We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and its wholly owned Subsidiary as of February 28, 2002 and February 28, 2001 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended February 28, 2002 and February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2002 and February 28, 2001 and the results of its operations and cash flows for the years ended February 28, 2002, and February 28, 2001 in conformity with generally accepted accounting principles.





                      IWA FINANCIAL CONSULTING LLC
                      Livingston, NJ 07039

May 28, 2002

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            February 28,
                                                      -------------------------
                                                         2002           2001
Current assets:                                       ----------     ----------

 Cash and cash equivalents                            $1,517,875      1,690,455
 Accounts receivable                                     365,835        306,283
 Inventories                                             642,637        501,592
 Prepaid expenses                                         41,129         29,123
 Deferred tax assets-current portion                      47,073          8,328
                                                      ----------     ----------

   Total current assets                                2,614,549      2,535,781
                                                      ----------     ----------
Plant, property and equipment - at cost:
 Land                                                     81,000         81,000
 Building                                                369,000        369,000
 Machinery and equipment                                 248,174        228,837
 Furniture and fixtures                                   12,223         11,407
 Leasehold improvements                                  453,492        432,037
                                                      ----------     ----------

   Total                                               1,163,889      1,122,281

Less: Accumulated depreciation and amortization          695,808        673,014
                                                      ----------     ----------

   Net plant, property and equipment                     468,081        449,267
                                                      ----------     ----------
Other assets:
 Deferred tax assets-non current portion                 243,723        232,450
 Cash value - life insurance policy                      110,930        106,051
                                                      ----------     ----------

   Total other assets                                    354,653        338,501
                                                      ----------     ----------

   Total                                              $3,437,283      3,323,549
                                                      ==========     ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           February 28,
                                                                     ------------------------
                                                                         2002          2001
                                                                     ----------    ----------
Current liabilities:
 Accounts payable                                                    $   20,574        10,193
 Accrued expenses                                                       149,406       134,158
 Taxes payable:
  Payroll                                                                 1,643         3,725
  Income                                                                108,702        30,700
                                                                     ----------    ----------

  Total current liabilities                                             280,325       178,776
                                                                     ----------    ----------
Other liabilities:
 Deferred compensation                                                  323,479       299,401
 Loans payable-officers                                                       -        10,319
                                                                     ----------    ----------

  Total other liabilities                                               323,479       309,720
                                                                     ----------    ----------
    Total liabilities                                                   603,804       488,496
                                                                     ----------    ----------

Commitments and Contingencies                                                 -             -

Stockholders' equity:
 Preferred stock, $15.513 par value; 940,000 shares authorized;
  none issued
 Preferred stock, series A convertible non-cumulative,
  $2.50 par value; redemption price and liquidation preference;
  60,000 shares authorized; 5,478 shares issued and redeemed
 Common stock, no par value; 20,000,000 shares authorized;
  12,529,000 and 11,956,500 shares issued and outstanding
  at 2002 and 2001, respectively                                      2,295,183     2,229,658
  Paid-in capital                                                         6,486         6,486
  Retained earnings                                                     701,963       754,225
                                                                     ----------    ----------

    Total                                                             3,003,632     2,990,369
Less: Treasury stock-at cost                                            170,153       155,316
                                                                     ----------    ----------

  Total stockholders' equity                                          2,833,479     2,835,053
                                                                     ----------    ----------

  Total                                                              $3,437,283     3,323,549
                                                                     ==========    ==========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                               2002          2001
                                                           -----------   -----------
Sales                                                      $ 2,553,487     2,329,610
                                                           -----------   -----------
Cost of sales and expenses:
 Cost of sales                                                 684,430       699,386
 Selling, general and administrative                           725,828       714,335
                                                           -----------   -----------

    Total                                                    1,410,258     1,413,721
                                                           -----------   -----------

Operating income                                             1,143,229       915,889
                                                           -----------   -----------

Other income - interest                                         49,775        73,968
                                                           -----------   -----------

Income before taxes                                          1,193,004       989,857

Income taxes                                                   422,011       154,810
                                                           -----------   -----------

Net income                                                 $   770,993       835,047
                                                           ===========   ===========
Per share data:
 Basic earnings per common share                                  0.07          0.07
                                                           ===========   ===========

 Fully diluted earnings per common share                          0.07          0.07
                                                           ===========   ===========

 Weighted average number of common shares outstanding       11,715,872    11,341,466
                                                           ===========   ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                               Additional    Retained
                                    Common      Paid-in-     Earnings      Treasury     Stockholders'
                                     Stock      Capital       Deficit        Costs         Equity
                                  ----------   ----------   ----------    ----------    ------------
Balance - March 1, 2000           $2,220,384        6,486      (80,822)     (118,906)      2,027,142

Common stock issued                    9,274            -            -             -           9,274

Treasury stock purchased                   -            -            -       (36,410)        (36,410)

Net income                                 -            -      835,047             -         835,047
                                  ----------   ----------   ----------    ----------    ------------

Balance - February 28, 2001        2,229,658        6,486      754,225      (155,316)      2,835,053


Balance - March 1, 2001            2,229,658        6,486      754,225      (155,316)      2,835,053

Common stock issued for
 stock option                         65,525            -            -             -          65,525

Treasury stock purchased                   -            -            -       (14,837)        (14,837)

Dividends paid                             -            -     (823,255)            -        (823,255)

Net income                                 -            -      770,993             -         770,993
                                  ----------   ----------   ----------    ----------    ------------

Balance - February 28, 2002       $2,295,183        6,486      701,963      (170,153)      2,833,479
                                  ==========   ==========   ==========    ==========    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                                     2002         2001
                                                                  ---------    ---------
Cash flows from operating activities:
 Net income                                                       $ 770,993      835,047
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                     22,794       24,077
   Deferred tax expense                                             (50,018)     (93,226)
   Obligation under deferred compensation agreement                  24,078       70,205
 (Increase) decrease in:
   Accounts receivable                                              (59,552)     (17,447)
   Inventories                                                     (141,045)     (26,377)
   Employee loans                                                   (10,319)       4,769
   Prepaid expenses                                                 (12,006)       1,876
 Increase (decrease) in:
   Accounts payable                                                  10,381       (7,137)
   Accrued expenses                                                  15,248      (27,926)
   Taxes payable                                                     75,920     (188,504)
                                                                  ---------    ---------

   Net cash provided by operating activities                        646,474      575,357
                                                                  ---------    ---------
Cash flows from investing activities:
 Increase in cash value - life insurance policy                      (4,879)     (25,472)
 Payments for equipment                                             (41,608)     (15,231)
                                                                  ---------    ---------

   Net cash used by investing activities                            (46,487)     (40,703)
                                                                  ---------    ---------

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                                         2002           2001
                                                     -----------    -----------
Cash flows from financing activities:
 Proceeds from the issuance of common stock               65,525          9,274
 Dividends paid                                         (823,255)             -
 Treasury stock purchased                                (14,837)       (36,410)
                                                     -----------    -----------

   Net cash used by financing activities                (772,567)       (27,136)
                                                     -----------    -----------

Increase (decrease) in cash                             (172,580)       507,518

Cash and cash equivalents:
 Beginning                                             1,690,455      1,182,937
                                                     -----------    -----------

 Ending                                              $ 1,517,875      1,690,455
                                                     ===========    ===========
Supplemental information:
 Income taxes paid                                   $   299,935        483,391
                                                     ===========    ===========

 Interest paid                                       $       458            248
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION:

The Company is engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, credit card security and protective documents industries to customers located in the United States and throughout the world.

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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,417,875 and $1,590,457 at February 28, 2002 and February 28, 2001, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $25,160 and $24,077 for the fiscal years 2002 and 2001, respectively.


EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 28, 2002 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                            Epolin
                                             Epolin         Holding    Eliminations   Consolidated
                                           -----------    -----------  ------------   ------------
Current assets                             $ 2,599,687         14,862             -      2,614,549
Non-current assets                             837,811        403,763      (418,840)       822,734
                                           -----------    -----------  ------------   ------------
   Total                                   $ 3,437,498        418,625      (418,840)     3,437,283
                                           ===========    ===========  ============   ============

     Total liabilities                         604,019         91,537       (91,752)       603,804
                                           -----------    -----------  ------------   ------------
Stockholders' equity:
 Common stock                                2,295,183              -             -      2,295,183
 Additional paid-in capital                      6,486              -             -          6,486
 Retained earnings                             701,963        327,088      (327,088)       701,963
 Treasury stock                               (170,153)             -             -       (170,153)
                                           -----------    -----------  ------------   ------------

   Total stockholders' equity                2,833,479        327,088      (327,088)     2,833,479
                                           -----------    -----------  ------------   ------------

     Total                                 $ 3,437,498        418,625      (418,840)     3,437,283
                                           ===========    ===========  ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                            Epolin
                                             Epolin         Holding    Eliminations   Consolidated
                                           -----------    -----------  ------------   ------------
Sales                                      $ 2,553,487              -             -      2,553,487
Other revenue                                        -         97,740       (97,740)             -
                                           -----------    -----------  ------------   ------------
   Total                                     2,553,487         97,740       (97,740)     2,553,487
                                           -----------    -----------  ------------   ------------

Cost of sales                                  684,430              -             -        684,430
Selling, general and administrative            813,613          9,955       (97,740)       725,828
                                           -----------    -----------  ------------   ------------

   Total                                     1,498,043          9,955       (97,740)     1,410,258

Operating income                             1,055,444         87,785             -      1,143,229

Other income - interest                         49,760             15             -         49,775
                                           -----------    -----------  ------------   ------------

Income before taxes                          1,105,204         87,800             -      1,193,004

Income taxes                                   415,361          6,650             -        422,011
                                           -----------    -----------  ------------   ------------

Net income                                 $   689,843         81,150             -        770,993
                                           ===========    ===========  ============   ============

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):

Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", wherein the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and for income tax purposes. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment, allowance for doubtful accounts and deferred compensation.

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of February 28, 2002 market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Revenue Recognition - Revenue is recorded on the accrual basis and is recognized at the point of sale as products are shipped.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

Regulations - The Company expended approximately $27,400 to maintain compliance with certain Federal and State government regulations relative to the production of near infrared dyes and specialty chemicals.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2002, approximately 57.6% of sales were to four customers. Three of these customers, located in the Eastern United States, accounted for 40.1% of sales for the year ended February 28, 2002. During the year ended February 28, 2001, approximately 52.4% of sales were to four customers, three of which were located in the Eastern United States and accounted for 43.8% of sales for the year ended February 28, 2001.


NOTE D - INVENTORIES:

                                2002      2001
Raw materials and supplies   $  50,806   37,769
Work in process                173,369   65,624
Finished goods                 418,462  398,199
          Total              $ 642,637  501,592

NOTE E - INCOME TAXES:
                                            2002       2001
1.  Federal and State
    deferred tax assets include:

     Temporary differences - principally from
     accelerated amortization of leasehold
     improvements for book purposes and
     deferred compensation                $290,796   240,778

     Current portion                        47,073     8,328

     Non-current portion                  $243,723   232,450

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002



NOTE E - INCOME TAXES (continued):


2.  Income tax expense (benefit):

                                2002             2001
    Current
     Federal                 $366,904          199,776
     State                    105,125           48,260

        Total current         472,029          248,036

     Deferred:
     Federal                  (39,549)         (72,158)
     State                    (10,469)         (21,068)


        Total deferred        (50,018)         (93,226)

     Total                   $422,011          154,810

3. Reconciliation of income tax at the statutory rate to the Company's effective rate:


                                            2002      2001
    Computed at the statutory rate       $369,879   283,916
    State income taxes (net)              105,125    48,260
    (Increase) Decrease in
     deferred tax asset                   (50,018)  (93,226)
    General business credits              (19,497)  (51,314)
    Non-deductible items                   16,522   (32,826)

          Effective tax                  $422,011   154,810


NOTE F - ACCRUED SALARIES:


On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The unpaid balance of $49,948 was paid in the current period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002


NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined.
Employer contributions totaled $19,530 and $20,728 for the years ended February 28, 2002 and February 28, 2001, respectfully.

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

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options were no longer granted. Under the terms of the Plan, options granted could be designated as portions which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. In the current year, 185,000 shares of common stock were issued to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of February 28, 2002.

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options which have been granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options exercised for all prior years were 12,500.

Options totaling 387,500 were exercised during the current year.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan (continued)

Options granted as of February 28, 2002:

Number of  Exercise    Date                    Expiration
Shares       Price   Granted                      Date
425,000    $.15   December 1, 1998           December 1, 2008
 25,000    $.15   February 10, 1999          February 10, 2009
 25,000    $.15   February 10, 2000          February 10, 2010
 50,000    $.15   September 1, 2001          September 1, 2006
330,000    $.25   September 15, 2001         September 15, 2006

There are 645,000 options attributable to future grants.

NOTE H - TREASURY STOCK:

The Company made several purchases of their own common stock during the year ended February 28, 2002, which totaled 30,000 shares at a cost of $14,837. Treasury stock at February 28, 2002 totaled 647,145 shares, at a net cost of $170,153.

NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general and administrative expenses totaling $237,169 and $288,481 for the fiscal years February
2002 and 2001, respectively. All research and development costs are borne by the Company.

NOTE J - ACQUISITIONS:

On January 29, 1998, the Company acquired 100 shares (100% interest) of Epolin Holding Corp.'s common stock.

NOTE K - COMMITMENTS AND CONTINGENCIES:

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

The down payment of $100,000 was borrowed from the Company, evidenced by a five (5) year promissory note of $75,565 (net of a three (3) months security deposit) payable in monthly payments of $1,541, including interest at an annual rate of 8.25%.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE K - COMMITMENTS AND CONTINGENCIES (continued):

The lease effective November 1, 1996 was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740 subject to a Cost of Living Index adjustment effective with the second year. Rent includes reimbursed insurance. Epolin Holding Corp. became a wholly owned Subsidiary of Epolin, Inc. as of January 29, 1998.

Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years 2002 and 2001, respectively.

Future minimum payments for the current option period:

    Fiscal years ending February:
          2003                     $97,740
          2004                      97,740
          2005                      97,740
          2006                      97,740
          2007                      65,160

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer. This officer's additional annual compensation of $19,645 plus interest is being deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. On January 1, 1996, the Company entered into a deferred compensation agreement with an additional officer wherein $25,000 per year was accrued. This agreement, terminated on June 25, 1998, with unfunded accruals of $79,041 and will be paid upon retirement either in equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company. The Company entered into a second deferred compensation agreement with the same officer on June 25, 1998, which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

Effective March 1, 1999, the Company adopted deferred compensation agreements with two of its employees. Under the term of the agreement, each employee would receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. Management has elected not to provide any additional funding for either employee subsequent to the date the two employees were no longer employed by the Company.

Deferred compensation of $24,079 and $70,204 was charged to operations for the years ended February 28, 2002 and February
28, 2001, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE K - COMMITMENTS AND CONTINGENCIES (continued):

Employment Agreements - Effective March 1, 1999, the Company entered into ten-year employment agreements with executive officers/directors:

James Ivchenko, President - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition, he is to receive 1.5% of gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2001, increasing by 0.25% a year during the term of the agreement.

Murray S. Cohen, PhD, Chairman of the Board and Chief Executive Officer - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 2.00% of gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2001, increasing by 0.25% a year during the term of the agreement.

CONTINGENCIES:

In August 2000, the Company received notice from a law firm representing a former officer of the Company alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another former employee of the Company alleging similar claims. In December 2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen County - Law Division, against the Company and other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and intends to defend such matter vigorously. While the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.