Form 10KSB/A
period 2002-02-28
EPOLIN INC /NJ/
filed 2002-05-30
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
           Washington, DC  20549

                FORM 10-KSB/A

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

Forward-Looking Statements

     This Form 10-KSB contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Epolin, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:

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

     Operating income for fiscal 2002 increased to approximately $1,143,000 as compared to operating income of approximately $916,000 for fiscal 2001, an increase of approximately $227,000. This change resulted primarily from an increase in sales and a relatively minor decrease in cost of sales, offset by a minor increase in selling, general and administrative expenses. Cost of sales in fiscal 2002 was approximately $684,000 compared to cost of sales in fiscal 2001 of approximately $699,000. In fiscal 2002, the Company's selling, general and administrative expenses were approximately $726,000 as compared to selling, general and administrative expenses of approximately $714,000 for the fiscal year ended February 28, 2001.

     During the fiscal year ended February 28, 2002, the Company realized approximately $50,000 in interest income as compared to approximately $74,000 in interest income for the prior year. This decrease resulted primarily from a decrease in available cash resulting primarily from the payment of the cash dividend in August 2001.

     During the fiscal year ended February 28, 2002, the Company reported income before taxes of approximately $1,193,000 as compared to income before taxes of approximately $990,000 for the fiscal year ended February 28, 2001. Net income after taxes was approximately $771,000 or $.07 per share for fiscal 2002 as compared to net income after taxes of approximately $835,000 or $.07 per share for fiscal 2001. For fiscal 2002, the Company's income taxes were approximately $422,000 as compared to approximately $155,000 for fiscal 2001. Such amounts reflect federal and state taxes for fiscal 2002 of approximately $472,000 reduced by deferred taxes of approximately $50,000 for fiscal 2002 compared to federal and state taxes for fiscal 2001 of approximately $248,0000 reduced by deferred taxes of approximately $93,000 for fiscal 2001.

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