Form 10QSB
period 2002-05-31
EPOLIN INC /NJ/
filed 2002-06-26
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, DC 20549

                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

Common, no par value per share: 11,881,855 outstanding as of May 31, 2002 (excluding 647,145 treasury shares)



      PART I - FINANCIAL INFORMATION

        EPOLIN, INC. AND SUBSIDIARY


       Index to Financial Information
         Period Ended May 31, 2002



Item                                         Page

Item 1 - Financial Statements:

Accountant's Review Report                   3

Consolidated Financial Statements:

Consolidated Balance Sheets                  4-5

Consolidated Statements of Income            6

Consolidated Statements
of Stockholders' Equity                      7

Consolidated Statements of Cash Flows        8-9

Notes to Consolidated Financial Statements   10-18

Item 2 - Management's Discussion and
     Analysis or Plan of Operation           19-21


ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2002 and 2001 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying May 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles.


IWA FINANCIAL CONSULTING LLC

June 10, 2002

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                 May 31,
                                                         -----------------------
Current assets:                                             2002         2001
                                                         ----------   ----------
  Cash and cash equivalents                              $1,627,451    1,945,219
  Accounts receivable                                       401,804      378,372
  Inventories                                               632,468      587,082
  Prepaid expenses                                           27,878       22,116
  Deferred tax assets-current portion                         1,758        8,379
                                                         ----------   ----------

     Total current assets                                 2,691,359    2,941,168
                                                         ----------   ----------

Plant, property and equipment - at cost:
  Land                                                       81,000       81,000
  Building                                                  369,000      369,000
  Machinery and equipment                                   216,527      242,136
  Furniture and fixtures                                     12,223       12,223
  Leasehold improvements                                    484,221      432,037
                                                         ----------   ----------

     Total                                                1,162,971    1,136,396

  Less: Accumulated depreciation and amortization           667,165      678,572
                                                         ----------   ----------

     Net plant, property and equipment                      495,806      457,824
                                                         ----------   ----------

Other assets:
  Deferred tax assets-non current portion                   284,817      224,497
  Cash value - life insurance policy                        116,815      106,051
                                                         ----------   ----------

     Total other assets                                     401,632      330,548
                                                         ----------   ----------

     Total                                               $3,588,797    3,729,540
                                                         ==========   ==========


        See accountant's review report and notes to financial statements.

                                EPOLIN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            May 31,
                                                                    -----------------------
                                                                       2002         2001
                                                                    ----------   ----------
Current liabilities:
  Accounts payable                                                  $   12,384       31,478
  Accrued expenses                                                      39,896      141,906
  Taxes payable:
    Payroll                                                              2,532        1,065
    Income                                                             173,525      162,390
                                                                    ----------   ----------

    Total current liabilities                                          228,337      336,839
                                                                    ----------   ----------

Other liabilities:
  Deferred compensation                                                329,499      305,420
  Loans payable-officers                                                    --       10,319
                                                                    ----------   ----------

    Total other liabilities                                            329,499      315,739
                                                                    ----------   ----------

      Total liabilities                                                557,836      652,578
                                                                    ----------   ----------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,529,000 and 12,179,000 shares issued and outstanding
    at 2002 and 2001, respectively                                   2,295,183    2,242,683
    Paid-in capital                                                      6,486        6,486
    Retained earnings                                                  899,445      983,109
                                                                    ----------   ----------

      Total                                                          3,201,114    3,232,278
    Less: Treasury stock-at cost                                       170,153      155,316
                                                                    ----------   ----------

      Total stockholders' equity                                     3,030,961    3,076,962
                                                                    ----------   ----------

      Total                                                         $3,588,797    3,729,540
                                                                    ==========   ==========


        See accountant's review report and notes to financial statements.

                            EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME

                     THREE MONTHS ENDED MAY 31, 2002 AND 2001


                                                            2002          2001
                                                         -----------   -----------

Sales                                                    $   698,356       629,921
                                                         -----------   -----------

Cost of sales and expenses:
  Cost of sales                                              234,447        94,713
  Selling, general and administrative                        139,194       154,485
                                                         -----------   -----------

    Total                                                    373,641       249,198
                                                         -----------   -----------

Operating income                                             324,715       380,723
                                                         -----------   -----------

Other income:
  Interest                                                     6,088        18,580
  Gain on sale of assets                                       6,200            --
                                                         -----------   -----------
    Total other income                                        12,288        18,580
                                                         -----------   -----------

Income before taxes                                          337,003       399,303

Income taxes                                                 139,521       170,419
                                                         -----------   -----------

Net income                                               $   197,482       228,884
                                                         ===========   ===========


Per share data:
  Basic earnings per common share                               0.02          0.02
                                                         ===========   ===========

  Fully diluted earnings per common share                       0.02          0.02
                                                         ===========   ===========

  Weighted average number of common shares outstanding    11,881,855    11,715,872
                                                         ===========   ===========


        See accountant's review report and notes to financial statements.

                                EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         THREE MONTHS ENDED MAY 31, 2002 AND 2001


                                       Additional
                            Common      Paid-in-     Retained     Treasury    Stockholders'
                             Stock      Capital      Earnings       Costs        Equity
                          ----------   ----------   ----------   ----------    ----------

Balance - March 1, 2001   $2,229,658        6,486      754,225     (155,316)    2,835,053

Common stock issued           13,025           --           --           --        13,025

Net income                        --           --      228,884           --       228,884
                          ----------   ----------   ----------   ----------    ----------

Balance - May 31, 2001    $2,242,683        6,486      983,109     (155,316)    3,076,962
                          ==========   ==========   ==========   ==========    ==========




Balance - March 1, 2002   $2,295,183        6,486      701,963     (170,153)    2,833,479

Net income                        --           --      197,482           --       197,482
                          ----------   ----------   ----------   ----------    ----------

Balance - May 31, 2002    $2,295,183        6,486      899,445     (170,153)    3,030,961
                          ==========   ==========   ==========   ==========    ==========


        See accountant's review report and notes to financial statements.

                              EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                       THREE MONTHS ENDED MAY 31, 2002 AND 2001


                                                                   2002         2001
                                                                ---------    ---------
Cash flows from operating activities:
  Net income                                                    $ 197,482      228,884
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                  6,266        5,558
     Deferred tax expense                                           4,221        7,902
     Obligation under deferred compensation agreement               6,019        6,019
     Gain on sale of assets                                        (6,200)          --
  (Increase) decrease in:
     Accounts receivable                                          (35,969)     (72,089)
     Inventories                                                   10,169      (85,490)
     Prepaid expenses                                              13,252        7,007
  Increase (decrease) in:
     Accounts payable                                              (8,190)      21,285
     Accrued expenses                                            (109,510)       7,748
     Taxes payable                                                 65,711      129,030
                                                                ---------    ---------

     Net cash provided by operating activities                    143,251      255,854
                                                                ---------    ---------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                   (5,885)          --
  Sale of equipment                                                 8,000           --
  Payments for equipment                                          (35,790)     (14,115)
                                                                ---------    ---------

     Net cash used by investing activities                        (33,675)     (14,115)
                                                                ---------    ---------


        See accountant's review report and notes to financial statements.

                           EPOLIN, INC. AND SUBSIDIARY

                    THREE MONTHS ENDED MAY 31, 2002 AND 2001


                                                          2002           2001
                                                       ----------     ----------
Cash flows from financing activities -
  Proceeds from the issuance of common stock                   --         13,025
                                                       ----------     ----------

    Net cash used by financing activities                      --         13,025
                                                       ----------     ----------

Increase (decrease) in cash                               109,576        254,764

Cash and cash equivalents:
  Beginning                                             1,517,875      1,690,455
                                                       ----------     ----------

  Ending                                               $1,627,451      1,945,219
                                                       ==========     ==========

Supplemental information:
  Income taxes paid                                    $   70,477            173
                                                       ==========     ==========

  Interest paid                                        $       --            266
                                                       ==========     ==========


        See accountant's review report and notes to financial statements.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002



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

The Company's wholly owned Subsidiary, Epolin Holding, Corp., was incorporated in New Jersey as a real estate holding company whose assets consist of land and a building. Prior to being acquired on January 29, 1998, it was controlled by two officers/stockholders of the Company.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash
Flows.

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,511,536 and $1,815,547 at May 31, 2002 and May 31, 2001, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $6,266 and $5,558 for the three months ended May 31, 2002 and 2001, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the three months ended May 31, 2002 are:

CONDENSED CONSOLIDATING BALANCE SHEET
                                                             Epolin
                    Consolidated Eliminations  Epolin        Holding
Current assets        $2,691,359       -       2,671,653      19,706
 Non-current assets      897,438  (449,294)      915,399     431,333
 Total                $3,588,797  (449,294)    3,587,052     451,039
 Total liabilities       557,836  (102,831)      556,091     104,576

 Stockholders' equity:
 Common stock          2,295,183       -       2,295,183         -
 Additional
 paid-in capital           6,486       -           6,486         -
 Retained earnings       899,445  (346,463)      899,445     346,463
 Treasury stock         (170,153)      -        (170,153)        -

 Total stockholders'
 equity                3,030,961  (346,463)    3,030,961     346,463

       Total          $3,588,797  (449,294)    3,587,052     451,039


CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                             Epolin
                    Consolidated Eliminations  Epolin        Holding

Sales                 $ 698,356        -         698,356         -
Other revenue               -      (24,435)         -         24,435
 Total                  698,356    (24,435)      698,356      24,435

 Cost of sales          234,447        -         234,447         -
 Selling, general
 and administrative     139,194    (24,435)      160,462       3,167

 Total                  373,641    (24,435)      394,909       3,167

 Operating income       324,715        -         303,447      21,268

 Other income            12,288        -          12,221          67

 Income before taxes    337,003        -         315,668      21,335

 Income taxes           139,521        -         137,561       1,960

 Net income           $ 197,482        -         178,107      19,375

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002

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

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of May 31, 2002 market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Regulations - The Company expended approximately $6,731 to maintain compliance with certain Federal and State government regulations relative to the production of near infrared dyes and specialty chemicals.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002

NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2002, approximately 54.6% of sales were to four
customers.   Three of these customers, located in the Eastern
United States, accounted for 36.4% of sales. During the three months ended May 31, 2001, approximately 51.8% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 43.6% of sales.


NOTE D - INVENTORIES:

     __                             2002__      _2001_
Raw materials and supplies      $  66,333       43,774
Work in process                   130,537      191,728
Finished goods                    435,598      351,580

     Total                      $ 632,468      587,082

NOTE E - INCOME TAXES:
                    _               2002      _ 2001_
1.  Federal and State deferred tax assets include:

Temporary differences - principally from
accelerated amortization of leasehold
improvements for book purposes and
deferred compensation           $ 286,575      232,876

Current portion                     1,758        8,379

Non-current portion             $ 284,817      224,497

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002



NOTE E - INCOME TAXES (continued):


2.  Income tax expense (benefit):

                            2002__     _ 2001
Current
Federal                  $104,770       125,827
State                      30,530        36,690

Total current             135,300       162,517

Deferred:
Federal                     3,338         6,249
State                         883          1653


Total deferred              4,221         7,902

Total                    $139,521       170,419

NOTE F - ACCRUED SALARIES:

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The unpaid balance of $49,948 was paid during the period ended February 28, 2001.

NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $6,607 and $4,532 for the three months ended May 31, 2002 and May 31, 2001, respectfully.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002

NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options were no longer granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of May 31, 2002.

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options which have been granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) no portion will be exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options exercised through the year ended February 28, 2002 were 400,000.

There were no options exercised during the three months ended
May 31, 2002.

Options granted as of May 31, 2002:

Number of  Exercise   Date               Expiration
Shares     Price     Granted             Date______
425,000    $.15      December 1, 1998    December 1, 2008
 25,000    $.15      February 10, 1999   February 10, 2009
 25,000    $.15      February 10, 2000   February 10, 2010
 50,000    $.15      September 1, 2001   September 1, 2006
330,000    $.25      September 15, 2001  September 15, 2006

There are 645,000 options attributable to future grants.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002


NOTE H - TREASURY STOCK:

Consisted of 647,145 shares as of May 31, 2002 at a net cost of $170,153.

No purchases of were made by the Company during the three months ended May 31, 2002.

NOTE I - RESEARCH AND DEVELOPMENT:

Included in selling, general, and administrative expenses totaling $68,160 and $54,225 for the three months ended May 31, 2002 and 2001, respectively. All research and development costs are borne by the Company.

NOTE J - ACQUISITIONS:

On January 29, 1998, the Company acquired 100 shares (100% interest) of Epolin Holding Corp.'s common stock.

NOTE K - COMMITMENTS AND CONTINGENCIES:

On October 17, 1996, Epolin Holding Corp., a New Jersey Corporation, controlled by Murray S. Cohen, Ph.D. and James A. Ivchenko, officers/stockholders of Epolin, Inc., purchased the premises leased from 350 South Street Partnership for $450,000. The Board of Directors approved this transaction in June 1996 based upon the terms of a $350,000 mortgage obtained from the Broad National Bank wherein personal guarantees of two officers/stockholders were mandatory. Other directors declined participation in this transaction.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002

NOTE K - COMMITMENTS AND CONTINGENCIES (continued):

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended
May 31, 2002 and 2001, respectively.

Future minimum payments for the current option period:

     Fiscal years ending February:
               2003     $73,305
               2004      97,740
               2005      97,740
               2006      97,740
               2007      65,160

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer. This officer's additional annual compensation of $19,645 plus interest is deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments of $32,000 for ten consecutive years shall commence the first day of the month following the officer's 65th birthday or termination. On January 1, 1996, the Company entered into a deferred compensation agreement with an additional officer wherein $25,000 per year was accrued. This agreement, terminated on June 25, 1998, with unfunded accruals of $79,041 and will be paid upon retirement in either equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company. The Company entered into a second deferred compensation agreement with the same officer on June 25, 1998, which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

Effective March 1, 1999, the Company adopted deferred compensation agreements for two of its employees. Under the term of the agreement, each employee would receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. Management has elected not to provide any additional funding for either employee subsequent to the date the two employees were no longer employed by the Company.

Deferred compensation of $6,020 was charged to operations for the three months ended May 31, 2002 and May 31, 2001, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2002

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

CONTINGENCIES:

In August 2000, the Company received notice from a law firm representing a former officer/director of the Company alleging age discrimination and other monetary claims pertaining to such former officer's past employment. In addition, in September 2000, the Company received a letter from the same law firm on behalf of another former employee/director of the Company alleging similar claims. In December 2000, these individuals instituted suit in the Superior Court of New Jersey, Bergen County - Law Division, against the Company and other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. The Company believes such claims are without merit and intends to defend such matter vigorously. While the outcome of this action cannot be predicted at this time, taking into account the uncertainty and risks inherent in any litigation, management does not anticipate that the ultimate disposition will have a material adverse effect on the Company.




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

     This report contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this document, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Epolin, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Certain of these risks and uncertainties are discussed under the caption "Forward-Looking Statements" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended
February 28, 2002.   Except as required by the Federal
Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report.

Results of Operations

     During the quarter ended May 31, 2002, the Company reported sales of approximately $698,000 as compared to sales of approximately $630,000 during the quarter ended May 31, 2001, an increase of approximately $68,000 or 10.8%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes and increases in sales of new dyes for new applications.

     Operating income for the quarter ended May 31, 2002 decreased to approximately $325,000 from operating income of approximately $381,000 for the quarter ended May 31, 2001, a decrease of approximately $56,000. This change resulted primarily from an increase in cost of sales for the three months ended May 31, 2002 compared to the comparable period of the prior fiscal year partially offset by a decrease in selling, general and administrative expenses for the three months ended May 31, 2002 as compared to the three months ended May 31, 2001. Cost of sales for the three months ended May 31, 2002 was approximately $234,000 as compared to cost of sales during the three months ended May 31, 2001 of approximately $95,000. Such change was primarily due to the following factors. During the three months ended May 31, 2001, a positive adjustment was made decreasing cost of goods sold by approximately $30,000 based upon chemical purchases of approximately $55,000 offset by the period ending inventory increase of approximately $85,000. This compares to a negative adjustment for the three months ended May 31, 2002 wherein chemical purchases totaled approximately $35,000 with a corresponding decrease in inventories of approximately $10,000, for a total of $45,000. This change from a positive adjustment of $30,000 in 2001 to a negative one in 2002 accounts for a $75,000 increase in cost of goods sold for the three months ended May 31, 2002 as compared to the corresponding period in 2001. Additional expenses contributing to the increase in cost of goods sold for the three months ended May 31, 2002 were: (i) approximately $33,000 for an addition to laboratory personnel;
(ii) approximately $18,000 allocation of officers' salary from operating expenses to research and development, and (iii) an approximate $15,000 increase in allocation of operating expenses to factory overhead.

     During the three months ended May 31, 2002, the Company's selling, general and administrative expenses were approximately $140,000 as compared to selling, general and administrative expenses of approximately $154,000 for the three months ended May 31, 2001.

     During the three months ended May 31, 2002, the Company realized approximately $6,000 in interest income as compared to approximately $19,000 in interest income for the comparable period of the prior fiscal year.

     During the quarter ended May 31, 2002, the Company reported income before taxes of approximately $337,000 as compared to income before taxes of approximately $399,000 for the three months ended May 31, 2001. Net income after taxes was approximately $197,000 or $.02 per share for the three months ended May 31, 2002 as compared to income after taxes of approximately $229,000 or $.02 per share for the three months ended May 31, 2001.

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

Liquidity and Capital Resources

     On May 31, 2002, the Company had working capital of approximately $2,463,000, an equity to debt ratio of approximately 5.4 to 1, and stockholders' equity of approximately $3,031,000. On May 31, 2002, the Company had approximately $1,627,000 in cash and cash equivalents, total assets of approximately $3,589,000 and total liabilities of approximately $558,000.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate
considerations.   The repurchase program may be suspended
without further notice.   During the fiscal year ended February
28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. No shares were repurchased during the quarter ended May 31, 2002. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the fiscal quarter ended August 31, 2001, the Company declared a $0.03 per share dividend which was paid on June 29, 2001. This represented the first time that a cash dividend was paid by the Company. In addition, the Company subsequently declared a $0.04 per share dividend which was paid on February 28, 2002. The Company intends to declare another dividend which is expected to be payable during the quarter ended August 31, 2002.



        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

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

        (b)  Reports on Form 8-K.

        Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 2002.

        None.




                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                         EPOLIN, INC.
                         (Registrant)


Dated: June 25, 2002     By: /s/ Murray S. Cohen
                         Murray S. Cohen,
                         Chief Executive Officer


Dated: June 25, 2002     By: /s/ Murray S. Cohen
                         Murray S. Cohen,
                         Principal Financial Officer