Form 10QSB
period 2002-08-31
EPOLIN INC /NJ/
filed 2002-10-15
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August  31, 2002

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

                  Yes   [  X   ] No   [      ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

    Common, no par value per share: 11,881,855 outstanding as of August 31, 2002 (excluding 647,145 treasury shares)

                PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

      See the Consolidated Financial Statements annexed to this report.


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

     This report contains certain forward-looking statements and information that reflect the Companys expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this document, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Epolin, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Certain of these risks and uncertainties are discussed under the caption "Forward-Looking Statements" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report.

Results of Operations

     During the quarter ended August 31, 2002, the Company reported sales of approximately $736,000 as compared to sales of approximately $813,000 during the quarter ended August 31, 2001, a decrease of approximately $77,000 or 9.5%. During the six months ended August 31, 2002, the Company reported sales of approximately $1,435,000 as compared to sales of approximately $1,443,000 during the six months ended August 31, 2001, a decrease of approximately $8,000 or 0.6%.

     Operating income for the three and six months ended August 31, 2002 decreased to approximately $256,000 and $581,000, respectively, from operating income of approximately $501,000 and $881,000, respectively, for the three and six months ended August 31, 2001. This change resulted primarily from an increase in cost of sales for the three and six months ended August 31, 2002 compared to the comparable periods of the prior fiscal year and a less significant increase in selling, general and administrative expenses for the three and six months ended August 31, 2002 as compared to the three and six months ended August 31, 2001. Cost of sales for the three and six months ended August 31, 2002 was approximately $263,000 and $497,000, respectively, as compared to cost of sales during the three and six months ended August 31, 2001 of approximately $118,000 and $213,000. Such change was primarily due to the following factors. For the six months ended August 31, 2002 as compared to the same period for the prior year, there was a negative factor of $191,000 mainly due to inventory valuation changes, accounted for by a decrease in cost of goods sold of $152,000 as of August 31, 2001 and an increase in cost of goods sold of $39,000 as of August 31, 2002. Other factors which contributed to the increase in cost of goods sold for the six months ended August 31, 2002 compared to the six months ended August 31, 2001 included reallocation of officers' salaries of approximately $124,000 from SG&A to research and development and an approximate $23,000 increase in allocation of operating expenses to factory overhead, partially offset by decreases in specialty chemical costs and laboratory salaries.

     During the three and six months ended August 31, 2002, the Companys selling, general and administrative expenses were approximately $217,000 and $357,000, respectively, as compared to selling, general and administrative expenses of approximately $194,000 and $349,000 for the three and six months ended August 31, 2001.

     During the three and six months ended August 31, 2002, the Company realized approximately $7,000 and $13,000, respectively, in interest income as compared to approximately $14,000 and $32,000 in interest income for the comparable periods of the prior fiscal year.

     During the quarter ended August 31, 2002, the Company reported income before taxes of approximately $263,000 as compared to income before taxes of approximately $514,000 for the three months ended August 31, 2001. For the six months ended August 31, 2002, the Company reported income before taxes of approximately $600,000 as compared to income before taxes of approximately $914,000 for the six months ended August 31, 2001. Net income after taxes was approximately $152,000 or $.01 per share for the three months ended August 31, 2002 as compared to income after taxes of approximately $311,000 or $.03 per share for the three months ended August 31, 2001. For the six months ended August 31, 2002, net income after taxes was approximately $350,000 or $.03 per share as compared to net income after taxes of approximately $540,000 or $.05 per share for the comparable period of the prior fiscal year.

     Management believes that future business look promising. The Company is confident that it can continue to take advantage of its market position in terms of availability of dyes and their performance. Management believes that the Companys newest products, such as security inks, came along just as the market recognized the need for stronger security measures. Credit cards, proprietary packaging, official documents and personnel badges can use the near infrared inks the Company makes because they provide a convenient and rapid addition to the security features already in place. No assurance can be given, however, that this trend will continue or that the Company will be able to successfully penetrate this market.

Liquidity and Capital Resources

     On August 31, 2002, the Company had working capital of approximately $2,091,000, an equity to debt ratio of approximately 6.0 to 1, and stockholders equity of approximately $2,708,000. On August 31, 2002, the Company had approximately $1,222,000 in cash and cash equivalents, total assets of approximately $3,159,000 and total liabilities of approximately $450,000.

     The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Companys operations for more than the next 12 months.

     The Company anticipates that it will incur in fiscal 2003 between approximately $75,000 and $100,000 in renovation costs to its facility in Newark, New Jersey in order to expand research and development activities. Other than the foregoing, the Company does not anticipate making any other significant additional capital expenditures in the immediate future as it believes its present machinery and equipment, in conjunction with the above mentioned renovations, will be sufficient to meet its near term needs.

     Inflation  has  not  significantly  impacted  the   Companys
operations.

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Companys shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. No shares were repurchased during the six months ended August 31, 2002. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Companys outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the quarter ended August 31, 2002, the Company declared a $.04 per share dividend which was paid on July 31, 2002. During the fiscal year ended February 28, 2002, the Company paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

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

     As a result of certain information recently discovered by the Company, the Company intends to commence a separate action against such two individuals and other parties in which action the Company intends to allege, among other things, tortious interference with business relations, violation of non-compete agreements and breaches of fiduciary duty to the Company. The Company intends to pursue this matter vigorously.

     While the outcome of such actions cannot be predicted at this time taking into account the uncertainty and risks inherent in any litigation, management believes, based on its understanding and evaluation of the relevant facts and circumstances, that such actions will not likely have a material adverse effect on the Company's results of operations, financial position or cash flows. Other than the foregoing, there are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

          None.


Item 3.  Defaults Upon Senior Securities.

          None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

          None.


Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          99.1 Certification pursuant  to  U.S.C.  Section
               1350,  as  adopted  pursuant  to  Section  906
               of  the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 2002.
          Form 8-K (dated August 16, 2001). Items 4 and 7. Changes Registrant's Certifying Accountant.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EPOLIN, INC.
                              (Registrant)



Dated: October 15, 2002       By:       /s/ Murray S. Cohen
                                        Murray S. Cohen,
                                        Chairman of the Board
                                        and Chief Executive Officer



Dated:  October  15,  2002    By:       /s/  James Ivchenko
                                        James Ivchenko,
                                        President (Principal Financial
                                        Officer)

                         CERTIFICATIONS

I, Murray S. Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Epolin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
registrant   as  of, and for,  the  periods  presented   in  this
quarterly  report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)    evaluated   the  effectiveness  of  the   registrants
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants
board   of   directors  (or  persons  performing  the  equivalent
functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002             /s/ Murray S. Cohen
                                   Murray S. Cohen
                                   Chairman of the Board and
                                   Chief   Executive
                                   Officer (Principal Executive
                                   Officer)

I, James Ivchenko, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Epolin, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
registrant   as  of, and for,  the  periods  presented   in  this
quarterly  report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)    evaluated   the  effectiveness  of  the   registrants
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15,  2002        /s/ James Ivchenko
                                   James Ivchenko
                                   President (Principal Financial
                                   Officer)

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2002
AND AUGUST 31, 2001

CONTENTS


                                                         Page

Accountant's Review Report                               1

Consolidated Financial Statements:

 Consolidated Balance Sheets                             2 - 3

 Consolidated Statements of Income                       4 - 5

 Consolidated Statements of Stockholders' Equity         6

 Consolidated Statements of Cash Flows                   7 - 8

Notes to Consolidated Financial Statements               9 - 17

ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2002
and 2001   and   the  related  Consolidated  Statements  of
Income, Stockholders' Equity and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying August 31, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles.


IWA FINANCIAL CONSULTING LLC

September 20, 2002

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                August 31,
                                                         -----------------------
Current assets:                                             2002         2001
                                                         ----------   ----------
   Cash and cash equivalents                             $1,221,649    1,590,314
   Accounts receivable                                      363,365      642,332
   Inventories                                              603,116      653,205
   Prepaid expenses                                          16,284       12,333
   Deferred tax assets-current portion                        1,758        8,379
                                                         ----------   ----------

      Total current assets                                2,206,172    2,906,563
                                                         ----------   ----------

Plant, property and equipment - at cost:
   Land                                                      81,000       81,000
   Building                                                 369,000      369,000
   Machinery and equipment                                  220,567      242,136
   Furniture and fixtures                                    12,223       12,223
   Leasehold improvements                                   534,287      432,037
                                                         ----------   ----------

      Total                                               1,217,077    1,136,396

   Less: Accumulated depreciation and amortization          674,069      684,129
                                                         ----------   ----------

      Net plant, property and equipment                     543,008      452,267
                                                         ----------   ----------

Other assets:
   Deferred tax assets-non current portion                  286,685      228,896
   Cash value - life insurance policy                       122,700      116,051
                                                         ----------   ----------

      Total other assets                                    409,385      344,947
                                                         ----------   ----------

         Total                                           $3,158,565    3,703,777
                                                         ==========   ==========



        See accountant's review report and notes to financial statements.

                                 EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            August 31,
                                                                     -----------------------
                                                                        2002         2001
                                                                     ----------   ----------
Current liabilities:
   Accounts payable                                                  $    5,769       60,324
   Accrued expenses                                                      91,767       86,552
   Taxes payable:
      Payroll                                                             6,334        1,065
      Income                                                             11,080      187,990
                                                                     ----------   ----------

      Total current liabilities                                         114,950      335,931
                                                                     ----------   ----------

Other liabilities:
   Deferred compensation                                                335,519      311,440
   Loans payable-officers                                                    --       10,319
                                                                     ----------   ----------

      Total other liabilities                                           335,519      321,759
                                                                     ----------   ----------

         Total liabilities                                              450,469      657,690
                                                                     ----------   ----------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $15.513 par value; 940,000 shares authorized;
     none issued
   Preferred stock, series A convertible non-cumulative,
     $2.50 par value; redemption price and liquidation preference;
     60,000 shares authorized; 5,478 shares issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized;
     12,529,000 and 12,179,000 shares issued and outstanding
     at 2002 and 2001, respectively                                   2,295,183    2,248,308
   Paid-in capital                                                        6,486        6,486
   Retained earnings                                                    576,580      946,609
                                                                     ----------   ----------

         Total                                                        2,878,249    3,201,403
   Less: Treasury stock-at cost                                         170,153      155,316
                                                                     ----------   ----------

      Total stockholders' equity                                      2,708,096    3,046,087
                                                                     ----------   ----------

         Total                                                       $3,158,565    3,703,777
                                                                     ==========   ==========



        See accountant's review report and notes to financial statements.

                            EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME

                     SIX MONTHS ENDED AUGUST 31, 2002 AND 2001



                                                              2002          2001
                                                          -----------   -----------

Sales                                                     $ 1,434,764     1,443,112
                                                          -----------   -----------

Cost of sales and expenses:
   Cost of sales                                              497,349       212,897
   Selling, general and administrative                        356,582       348,978
                                                          -----------   -----------

      Total                                                   853,931       561,875
                                                          -----------   -----------

Operating income                                              580,833       881,237
                                                          -----------   -----------

Other income:
   Interest                                                    12,771        32,348
   Gain on sale of assets                                       6,200            --
                                                          -----------   -----------
      Total other income                                       18,971        32,348
                                                          -----------   -----------

Income before taxes                                           599,804       913,585

Income taxes                                                  249,913       373,220
                                                          -----------   -----------

Net income                                                $   349,891       540,365
                                                          ===========   ===========


Per share data:
   Basic earnings per common share                               0.03          0.05
                                                          ===========   ===========

   Fully diluted earnings per common share                       0.03          0.05
                                                          ===========   ===========

   Weighted average number of common shares outstanding    11,881,855    11,715,872
                                                          ===========   ===========



        See accountant's review report and notes to financial statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED AUGUST 31, 2002 AND 2001



                                                         2002            2001
                                                     -----------     -----------

Sales                                                $   736,408         813,191
                                                     -----------     -----------

Cost of sales and expenses:
   Cost of sales                                         262,902         118,184
   Selling, general and administrative                   217,388         194,493
                                                     -----------     -----------

      Total                                              480,290         312,677
                                                     -----------     -----------

Operating income                                         256,118         500,514
                                                     -----------     -----------

Other income - interest                                    6,683          13,768
                                                     -----------     -----------

Income before taxes                                      262,801         514,282

Income taxes                                             110,392         202,801
                                                     -----------     -----------

Net income                                           $   152,409         311,481
                                                     ===========     ===========


Per share data:
   Basic earnings per common share                          0.01            0.03
                                                     ===========     ===========

   Fully diluted earnings per common share                  0.01            0.03
                                                     ===========     ===========

   Weighted average number of
     common shares outstanding                        11,881,855      11,715,872
                                                     ===========     ===========



             See accompanying notes and accountant's review report.

                                  EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           SIX MONTHS ENDED AUGUST 31, 2002 AND 2001



                                         Additional
                              Common      Paid-in-     Retained      Treasury    Stockholders'
                               Stock      Capital      Earnings        Costs        Equity
                            ----------   ----------   ----------    ----------    ----------

Balance - March 1, 2001     $2,229,658        6,486      754,225      (155,316)    2,835,053

Dividends Paid                      --           --     (347,981)           --      (347,981)

Common stock issued             13,025           --           --            --        13,025

Net income                          --           --      540,365            --       540,365
                            ----------   ----------   ----------    ----------    ----------

Balance - August 31, 2001   $2,242,683        6,486      946,609      (155,316)    3,040,462
                            ==========   ==========   ==========    ==========    ==========




Balance - March 1, 2002     $2,295,183        6,486      701,963      (170,153)    2,833,479

Dividends Paid                      --           --     (475,274)           --      (475,274)

Net income                          --           --      349,891            --       349,891
                            ----------   ----------   ----------    ----------    ----------

Balance - August 31, 2002   $2,295,183        6,486      576,580      (170,153)    2,708,096
                            ==========   ==========   ==========    ==========    ==========



        See accountant's review report and notes to financial statements.

                              EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                       SIX MONTHS ENDED AUGUST 31, 2002 AND 2001


                                                                   2002         2001
                                                                ---------    ---------
Cash flows from operating activities:
  Net income                                                    $ 349,891      540,365
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                  13,170       11,115
    Deferred tax expense                                            2,353        3,503
    Obligation under deferred compensation agreement               12,038       12,038
    Gain on sale of assets                                         (6,200)          --
  (Increase) decrease in:
    Accounts receivable                                             2,470     (336,049)
    Inventories                                                    39,521     (151,613)
    Prepaid expenses                                               24,845       16,790
  Increase (decrease) in:
    Accounts payable                                              (14,805)      50,131
    Accrued expenses                                              (57,639)     (47,606)
    Taxes payable                                                 (92,931)     154,630
                                                                ---------    ---------

      Net cash provided by operating activities                   272,713      253,304
                                                                ---------    ---------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                  (11,770)     (10,000)
  Sale of equipment                                                 8,000           --
  Payments for equipment                                          (89,895)     (14,115)
                                                                ---------    ---------

      Net cash used by investing activities                       (93,665)     (24,115)
                                                                ---------    ---------



        See accountant's review report and notes to financial statements.

                           EPOLIN, INC. AND SUBSIDIARY

                    SIX MONTHS ENDED AUGUST 31, 2002 AND 2001


                                                        2002            2001
                                                    -----------     -----------
Cash flows from financing activities:
  Dividends paid                                       (475,274)       (347,980)
  Proceeds from the issuance of common stock                 --          18,650
                                                    -----------     -----------

    Net cash used by financing activities              (475,274)       (329,330)
                                                    -----------     -----------

Decrease in cash                                       (296,226)       (100,141)

Cash and cash equivalents:
  Beginning                                           1,517,875       1,690,455
                                                    -----------     -----------

  Ending                                            $ 1,221,649       1,590,314
                                                    ===========     ===========

Supplemental information:
  Income taxes paid                                 $   345,182         209,135
                                                    ===========     ===========

  Interest paid                                     $        --             418
                                                    ===========     ===========



        See accountant's review report and notes to financial statements.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits of $1,200,025 and $1,490,300 in a financial institution and a brokerage house in excess of the amount insured by agencies of the federal government at August 31, 2002 and August 31, 2001, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and the brokerage house.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.

Plant,  Property and Equipment - Stated at cost less
accumulated depreciation  and amortization. Provisions for
depreciation  are computed  based  on  the  straight-line  or
declining   balance methods, based upon the estimated useful
lives of the assets.

Depreciation and amortization expense totaled $13,170 and $11,115 for the six months ended August 31, 2002 and 2001, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the six months ended August 31, 2002:

                               CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                         Epolin
                                      Consolidated    Eliminations       Epolin          Holding
                                      ------------    ------------    ------------    ------------

Current assets                        $  2,206,172              --       2,169,874          36,298
Non-current assets                         952,393        (514,044)        988,601         477,836
                                      ------------    ------------    ------------    ------------
    Total assets                      $  3,158,565        (514,044)      3,158,475         514,134
                                      ============    ============    ============    ============

      Total liabilities                    450,469        (151,706)        450,379         151,796
                                      ------------    ------------    ------------    ------------

Stockholders' equity:
  Common stock                           2,295,183              --       2,295,183              --
  Additional paid-in capital                 6,486              --           6,486              --
  Retained earnings                        576,580        (362,338)        576,580         362,338
  Treasury stock                          (170,153)             --        (170,153)             --
                                      ------------    ------------    ------------    ------------

    Total stockholders' equity           2,708,096        (362,338)      2,708,096         362,338
                                      ------------    ------------    ------------    ------------

      Total                           $  3,158,565        (514,044)      3,158,475         514,134
                                      ============    ============    ============    ============



                            CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                                         Epolin
                                      Consolidated    Eliminations       Epolin          Holding
                                      ------------    ------------    ------------    ------------

Sales                                 $  1,434,764              --       1,434,764              --
Other revenue                                   --         (48,870)             --          48,870
                                      ------------    ------------    ------------    ------------
    Total                                1,434,764         (48,870)      1,434,764          48,870
                                      ------------    ------------    ------------    ------------

Cost of sales                              497,349              --         497,349              --
Selling, general and administrative        356,582         (48,870)        395,178          10,274
                                      ------------    ------------    ------------    ------------

    Total                                  853,931         (48,870)        892,527          10,274

Operating income                           580,833              --         542,237          38,596

Other income                                18,971              --          18,787             184
                                      ------------    ------------    ------------    ------------

Income before taxes                        599,804              --         561,024          38,780

Income taxes                               249,913              --         246,383           3,530
                                      ------------    ------------    ------------    ------------

Net income                            $    349,891              --         314,641          35,250
                                      ============    ============    ============    ============

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002



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

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion
No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of August 31, 2002, market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Regulations  -  The  Company expended  approximately  $14,326 to maintain compliance with certain Federal and State government regulations relative to the production of near infrared dyes and specialty chemicals.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002



NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2002, approximately 55.4% of sales
were  to  four customers.    Three of these customers, located
in the Eastern United States, accounted for 44.1% of sales. During the six months ended August 31, 2001, approximately 58.2% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 44.7% of sales.





NOTE  D  - INVENTORIES:
                                      2002      2001
Raw materials and supplies         $  48,346    45,191
Work in process                      171,644   244,399
Finished goods                       383,126   363,615

                  Total             $603,116   653,205


NOTE E - INCOME TAXES:
                                      2002       2001

1.  Federal and State deferred tax assets include:

Temporary differences - principally from
accelerated amortization of leasehold
improvements for book purposes and
deferred compensation               $288,44    237,275

Current  portion                      1,758      8,379

Non-current portion                $286,685    228,896

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002



NOTE E - INCOME TAXES (continued):


2.  Income tax expense:

                                        2002     2001
Current:
Federal                              $191,700   286,327
State                                  55,860    83,390

 Total current                        247,560   369,717

Deferred:
Federal                                 1,861     2,771
State                                     492       732

 Total deferred                         2,353     3,503

        Total                        $249,913   373,220

NOTE F - ACCRUED SALARIES:

On April 25, 1995, the Board of Directors authorized the issuance of 1,000,000 shares of common stock (market value $.04 per share) to an officer in lieu of $40,000 of his remaining accrued salary of $89,948. The unpaid balance of $49,948 was paid during the period ended February 28, 2001.

NOTE G - EMPLOYEE BENEFITS:

Simplified  Employee  Pension Plan  -  Effective  June  1,
1994, covering   all  eligible  participating  employees  as
defined. Employer  contributions totaled $6,607 and  $4,532
for the six months ended August 31, 2002 and August 31, 2001, respectfully.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002

NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options were no
longer granted.   Under the terms of the Plan, options granted
could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of August 31, 2002.

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

There were no options exercised during the six months ended August 31, 2002.

Options granted as of August 31, 2002:

Number of     Exercise    Date              Expiration
Shares        Price       Granted           Date
425,000        $.15   December 1, 1998      December 1, 2008
 25,000         .15   February 10, 1999     February 10, 2009
 25,000         .15   February 10, 2000     February 10, 2010
 50,000         .15   September 1, 2001     September 1, 2006
330,000         .25   September 15, 2001    September 15, 2006

There are 645,000 options attributable to future grants.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002


NOTE H - TREASURY STOCK:

Consists of 647,145 shares as of August 31, 2002 at a net cost of $170,153.

No purchases were made by the Company during the six months ended August 31, 2002.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $141,019 and $99,394 were included in selling, general, and administrative expenses for the six months ended August 31, 2002 and 2001, respectively. All costs are borne by the Company.

NOTE J - ACQUISITIONS:

On January 29, 1998, the Company acquired 100% of stock in Epolin Holding Corp.

NOTE K - COMMITMENTS AND CONTINGENCIES:

On   October  17,  1996,  Epolin  Holding  Corp.,  a  New
Jersey Corporation controlled by Murray S. Cohen, Ph.D. and James A. Ivchenko, officers/stockholders of Epolin, Inc. purchased the premises leased from 350 South Street Partnership for $450,000. The Board of Directors approved this transaction in June 1996 based upon the terms of a
$350,000 mortgage obtained  from  the Broad   National   Bank
wherein  personal  guarantees   of   two officers/stockholders
were mandatory. Other directors declined participation in this transaction.

The down payment of $100,000 was borrowed from the Company, evidenced by a five (5) year promissory note of $75,565 (net of a three (3) months security deposit) payable in monthly payments of $1,541, including interest at an annual rate of 8.25%.

The  lease effective November 1, 1996 was for a term of five
(5) years with three (3) five (5) year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the
subsidiary.   Rent  includes reimbursed insurance costs.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002

NOTE K - COMMITMENTS AND CONTINGENCIES (continued):

Rental   expense   charged   to   operations,   eliminated
in consolidation, amounted to $48,870 for the six months ended August 31, 2002 and 2001, respectively.

Future minimum payments for the current option period:

Fiscal years ending February:
             2003                $48,870
             2004                 97,740
             2005                 97,740
             2006                 97,740
             2007                 65,160

Deferred  Compensation  -  On December  29,  1995,  the
Company entered into a deferred compensation agreement with an officer. This officer's additional annual compensation of $19,645 plus interest is deferred until such time the officer reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments to the officer of $32,000 for ten consecutive years shall commence the first day of the month following his 65th birthday or termination. On January 1, 1996, the Company entered into a deferred compensation agreement with an additional officer wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041 terminated on June 25, 1998, and will be paid upon retirement in either equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company. The Company entered into a second deferred compensation agreement with the same officer on June 25, 1998, which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

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

Deferred compensation of $12,040 was charged to operations for the six months ended August 31, 2002 and August 31, 2001, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2002

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

As a result of certain information recently discovered by the Company, the Company intends to commence a separate action against such two individuals and other parties in which action the Company intends to allege, among other things, tortuous interference with business relations, violation of non-compete agreements and breaches of
fiduciary duty to the  Company.   The Company intends to pursue
this matter vigorously.

While the outcome of such actions cannot be predicted at this time taking into account the uncertainty and risks inherent in any litigation, management believes, based on its understanding and evaluation of the relevant facts and circumstances, that such actions will not likely have a material adverse effect on the Company's results of operations, financial position or cash flows.

Other than the foregoing, there are no other materials pending legal proceedings to which the Company is a party or to which any of its property is subject.