Form 10QSB
period 2002-11-30
EPOLIN INC /NJ/
filed 2002-12-31
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2002

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

    Common, no par value per share: 11,894,355 outstanding as of November 30, 2002 (excluding 659,645 treasury shares)

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

     This   report   contains  certain  forward-looking
statements  and information that reflect the  Company's
expectations   about  its  future  operating   results,
performance  and opportunities that involve substantial
risks  and  uncertainties.  When used in this document,
the words "anticipate",  "believe", "estimate", "plan",
"intend" and "expect" and similar expressions, as  they
relate  to Epolin, Inc. or its management are  intended
to  identify  such  forward-looking statements.   These
forward-looking  statements are  based  on  information
currently available to the Company and are subject to a
number of risks, uncertainties, and other factors  that
could  cause the Company's actual results, performance,
prospects  and opportunities to differ materially  from
those  expressed  in,  or implied  by,  these  forward-
looking   statements.   Certain  of  these  risks   and
uncertainties are discussed under the caption "Forward-
Looking  Statements" in Part I, Item 1 "Description  of
Business" of the Company's Annual Report on Form 10-KSB
for  the  year  ended  February 28,  2002.   Except  as
required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report.

Results of Operations

     During  the quarter ended November 30,  2002,  the
Company  reported  sales of approximately  $792,000  as
compared to sales of approximately $628,000 during  the
quarter  ended  November  30,  2001,  an  increase   of
approximately  $164,000  or  26.1%.   During  the  nine
months ended November 30, 2002, the Company reported sales of approximately $2,227,000 as compared to sales of approximately $2,071,000 during the nine months ended November 30, 2001, an increase of approximately
$156,000 or 7.5%.

     Operating  income  for  the  three  months   ended
November  30, 2002 increased to approximately  $375,000
from operating income of approximately $280,000 for the
three  months ended November 30, 2001. Operating income
for  the  nine months ended November 30, 2002 decreased
to  approximately  $956,000 from  operating  income  of
approximately  $1,161,000 for  the  nine  months  ended
November  30,  2001.  This change for the  nine  months
ended  November  30, 2002 compared  to  the  comparable
period  of  the prior year resulted primarily  from  an
increase  in  cost  of  sales and  a  less  significant
increase   in   selling,  general  and   administrative
expenses.

     Cost  of sales for the three and nine months ended
November  30,  2002  was  approximately  $217,000   and
$715,000,  respectively, as compared to cost  of  sales
during  the  three and nine months ended  November  30,
2001  of  approximately $180,000  and  $393,000.   Such
increases in cost of sales were primarily due to a reallocation of officers' salaries from SG&A to cost of sales, increases in laboratory salaries and other increases in labor and overhead expenses.

     During  the  three and nine months ended  November
30,   2002,   the   Company's  selling,   general   and
administrative expenses were approximately $200,000 and
$557,000, respectively, as compared to selling, general
and  administrative expenses of approximately  $169,000
and  $518,000  for  the  three and  nine  months  ended
November 30, 2001.   Such increases were primarily  due
to   an   increase   in  legal  and  accounting   fees,
environmental  costs  and employee  benefits  partially
offset   by  the  reallocation  of  officers'  salaries
referred to above.

     During  the  three and nine months ended  November
30, 2002, the Company realized approximately $4,000 and $17,000, respectively, in interest income as compared to approximately $10,000 and $42,000 in interest income for the comparable periods of the prior fiscal year.

     During  the quarter ended November 30,  2002,  the
Company  reported income before taxes of  approximately
$383,000   as  compared  to  income  before  taxes   of
approximately  $290,000  for  the  three  months  ended
November  30, 2001.  For the nine months ended November
30, 2002, the Company reported income before taxes of approximately $982,000 as compared to income before taxes of approximately $1,203,000 for the nine months ended November 30, 2001. Net income after taxes was approximately $237,000 or $.02 per share for the three months ended November 30, 2002 as compared to income after taxes of approximately $177,000 or $.02 per share for the three months ended November 30, 2001. For the nine months ended November 30, 2002, net income after taxes was approximately $587,000 or $.05 per share as compared to net income after taxes of approximately
$717,000 or $.06 per share for the comparable period of the prior fiscal year.

     Management   continues  to  believe  that   future
business look promising.  The Company is confident that
it  can  continue  to  take  advantage  of  its  market
position  in  terms of availability of dyes  and  their
performance.   Management believes that  the  Company's
newest products, such as security inks, came along just
as the market recognized the need for stronger security
measures.    Credit   cards,   proprietary   packaging,
official documents and personnel badges can use the near infrared inks the Company makes because they provide a convenient and rapid addition to the security features already in place. No assurance can be given, however, that this trend will continue or that the Company will be able to successfully penetrate this market.

Liquidity and Capital Resources

     On  November  30,  2002, the Company  had  working
capital of approximately $2,328,000, an equity to  debt
ratio  of  approximately  5.9 to  1,  and  stockholders
equity  of  approximately $2,944,000.  On November  30,
2002, the Company had approximately $1,245,000 in  cash
and  cash  equivalents, total assets  of  approximately
$3,442,000   and  total  liabilities  of  approximately
$498,000.

     The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Companys operations for more than the next 12 months.

     The  Company  anticipates that it  will  incur  in
fiscal  2003 between approximately $75,000 and $100,000
in  renovation  costs to its facility  in  Newark,  New
Jersey.  Other than the foregoing, the Company does not
anticipate  making  any  other  significant  additional
capital  expenditures  in the immediate  future  as  it
believes  its  present  machinery  and  equipment,   in
conjunction with the above mentioned renovations, will be sufficient to meet its near term needs.

     Inflation  has  not  significantly  impacted   the
Company's operations.

Other Information

     In  August  2001,  the Board of Directors  of  the
Company  authorized  a 500,000 share  stock  repurchase
program.   Pursuant  to  the  repurchase  program,  the
Company may purchase up to 500,000 shares of its common
stock   in  the open market or in privately  negotiated
transactions from time to time, based on market prices.
The Company indicated that the timing of the buyback of
the  Company's  shares  will  be  dictated  by  overall
financial  and  market conditions and  other  corporate
considerations.    The  repurchase   program   may   be
suspended  without further notice.   During the  fiscal
year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.
During the nine months ended November 30, 2002, 12,500 shares were repurchased at a cumulative cost of $3,125.
Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April
1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During  the  quarter ended August  31,  2002,  the
Company  declared a $.04 per share dividend  which  was
paid  on  July 31, 2002.  Another dividend of $.03  per
share  has  been  declared which  will  be  payable  on
January  31,  2003  to stockholders  of  record  as  of
January  17,  2003.   During  the  fiscal  year   ended
February 28, 2002, the Company paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.


Item 3.   Controls and Procedures.

     The  Company's Chief Executive Officer  and  Chief
Financial  Officer have evaluated the effectiveness  of
the  Company's  disclosure controls and procedures  (as
such  term  is defined in Rules 13a-14(c) and 15d-14(c)
under  the Securities Exchange Act of 1934, as  amended
(the "Exchange Act")) as of a date within 90 days prior
to  the filing date of this quarterly report. Based  on
such evaluation, such officers have concluded that  the
Company's   disclosure  controls  and  procedures   are
effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange
Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In  December 2000, two individuals (each a  former
director and former employee of the Company) instituted
suit in the Superior Court of New Jersey, Bergen County-
Law   Division,  against  the  Company  and  the  other
directors  of the Company alleging claims  pursuant  to
their past employment as well as a derivative claim, as
minority  stockholders.  Such claims include breach  of
contract,  civil  rights, age discrimination,  wrongful
termination,  infliction of emotional  distress  and  a
shareholder  derivative  claim.   Such  litigation   is
currently in the discovery stage. The Company believes such claims are without merit and is defending such matter vigorously.

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

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item   4.    Submission  of  Matters  to  a   Vote   of
Security-Holders.

       On   August  6,  2002,  an  annual  meeting   of
stockholders was held to elect six Directors  to  serve
as the Board of Directors of the Company until the next
Annual   Meeting  of  Stockholders  and   until   their
successors shall be elected and shall qualify.  At such
meeting,  Murray  S.  Cohen,  James  Ivchenko,   Claire
Bluestein,  Morris  Dunkel, James R.  Torpey,  Jr.  and
Peter  Kenny,  each  an incumbent director,  were  duly
elected as directors of the Company. Each of Murray  S.
Cohen,  James Ivchenko, Claire Bluestein, Morris Dunkel
and James R. Torpey, Jr. received 9,810,355 affirmative
votes  and  227,500  negative votes,  and  Peter  Kenny
received   9,804,355  affirmative  votes  and   233,500
negative votes.


Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

            99.1      Certification pursuant to  U.S.C.
          Section  1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 2002.

             None.

                           SIGNATURES

     In   accordance  with  the  requirements  of   the
Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



Dated: December 30, 2002     By:   /s/ Murray S. Cohen
                                       Murray S. Cohen,
                                       Chairman of the
                                       Board
                                       and Chief Executive
                                       Officer



Dated: December 30, 2002     By:   /s/ James Ivchenko
                                       James Ivchenko,
                                       President (Principal
                                       Financial Officer)

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

4.    The registrants other certifying officers  and  I
are   responsible  for  establishing  and   maintaining
disclosure  controls  and  procedures  (as  defined  in
Exchange   Act  Rules  13a-14  and  15d-14)   for   the
registrant and have:

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


Date: December 30, 2002     /s/ Murray S. Cohen
                                Murray S. Cohen
                                Chairman   of    the
                                Board and
                                Chief Executive Officer
                                (Principal Executive
                                Officer)

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

4.    The registrant's other certifying officers and  I
are   responsible  for  establishing  and   maintaining
disclosure  controls  and  procedures  (as  defined  in
Exchange   Act  Rules  13a-14  and  15d-14)   for   the
registrant and have:

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


Date: December  30,   2002  /s/ James Ivchenko
                                James Ivchenko
                                President (Principal
                                Financial Officer)

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2002
AND NOVEMBER 30, 2001

                          CONTENTS


                                              Page

Accountant's Review Report                    1

Consolidated Financial
Statements:

Consolidated Balance                          2 - 3
Sheets

Consolidated Statements of                    4 - 5
Income

Consolidated Statements of                    6
Stockholders' Equity

Consolidated Statements of                    7 - 8
Cash Flows

Notes to Consolidated Financial               9 - 17
Statements

                 ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

       We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2002 and 2001 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

       A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying November 30, 2002 financial statements in order for them to be in conformity with generally accepted accounting principles.







                              IWA FINANCIAL CONSULTING LLC

December 18,2002

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                               November 30,
                                                         -----------------------
Current assets:                                             2002         2001
                                                         ----------   ----------
Cash and cash equivalents                                $1,244,569    1,978,830
  Accounts receivable                                       582,052      375,506
  Inventories                                               598,998      675,783
  Notes receivable                                           21,405           --
  Prepaid expenses                                           35,853      118,626
  Deferred tax assets-current portion                         1,758        2,337
                                                         ----------   ----------

     Total current assets                                 2,484,635    3,151,082
                                                         ----------   ----------

Plant, property and equipment - at cost:
  Land                                                       81,000       81,000
  Building                                                  369,000      369,000
  Machinery and equipment                                   222,581      248,174
  Furniture and fixtures                                     12,223       12,223
  Leasehold improvements                                    538,315      449,191
                                                         ----------   ----------

     Total                                                1,223,119    1,159,588

  Less: Accumulated depreciation and amortization           680,778      690,108
                                                         ----------   ----------

     Net plant, property and equipment                      542,341      469,480
                                                         ----------   ----------

Other assets:
  Deferred tax assets-non current portion                   286,918      277,122
  Cash value - life insurance policy                        128,586      116,051
                                                         ----------   ----------

     Total other assets                                     415,504      393,173
                                                         ----------   ----------

       Total                                             $3,442,480    4,013,735
                                                         ==========   ==========


        See accountant's review report and notes to financial statements.

                                EPOLIN, INC. AND SUBSIDIARY

                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          November 30,
                                                                    -----------------------
                                                                       2002         2001
                                                                    ----------   ----------
Current liabilities:
  Accounts payable                                                  $    3,250       11,650
  Accrued expenses                                                     114,342      105,862
  Taxes payable:
    Payroll                                                              1,342        1,065
    Income                                                              37,820      341,191
                                                                    ----------   ----------

    Total current liabilities                                          156,754      459,768
                                                                    ----------   ----------

Other liabilities:
  Deferred compensation                                                341,538      317,460
  Loans payable-officers                                                    --       10,319
                                                                    ----------   ----------

    Total other liabilities                                            341,538      327,779
                                                                    ----------   ----------

       Total liabilities                                               498,292      787,547
                                                                    ----------   ----------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,554,000 and 12,179,000 shares issued and outstanding
    at 2002 and 2001, respectively                                   2,301,433    2,259,558
  Paid-in capital                                                        6,486        6,486
  Retained earnings                                                    813,922    1,123,190
                                                                    ----------   ----------

       Total                                                         3,121,841    3,389,234
Less: Treasury stock-at cost                                           177,653      163,046
                                                                    ----------   ----------

    Total stockholders' equity                                       2,944,188    3,226,188
                                                                    ----------   ----------

       Total                                                        $3,442,480    4,013,735
                                                                    ==========   ==========


        See accountant's review report and notes to financial statements.

                            EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME

                   NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                                             2002          2001
                                                         -----------   -----------

Sales                                                    $ 2,226,836     2,071,161
                                                         -----------   -----------

Cost of sales and expenses:
  Cost of sales                                              714,526       392,633
  Selling, general and administrative                        556,748       517,619
                                                         -----------   -----------

     Total                                                 1,271,274       910,252
                                                         -----------   -----------

Operating income                                             955,562     1,160,909
                                                         -----------   -----------

Other income:
  Rental income                                                3,000            --
  Interest                                                    17,091        41,973
  Gain on sale of assets                                       6,200            --
                                                         -----------   -----------
     Total other income                                       26,291        41,973
                                                         -----------   -----------

Income before taxes                                          981,853     1,202,882

Income taxes                                                 394,620       485,936
                                                         -----------   -----------

Net income                                               $   587,233       716,946
                                                         ===========   ===========


Per share data:
  Basic earnings per common share                               0.05          0.06
                                                         ===========   ===========

  Fully diluted earnings per common share                       0.05          0.06
                                                         ===========   ===========

  Weighted average number of common shares outstanding    11,891,470    11,581,223
                                                         ===========   ===========


        See accountant's review report and notes to financial statements.

                            EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                                             2002          2001
                                                         -----------   -----------

Sales                                                    $   792,072       628,049
                                                         -----------   -----------

Cost of sales and expenses:
  Cost of sales                                              217,177       179,736
  Selling, general and administrative                        200,166       168,641
                                                         -----------   -----------

    Total                                                    417,343       348,377
                                                         -----------   -----------

Operating income                                             374,729       279,672
                                                         -----------   -----------

Other income:
  Rental income                                                3,000            --
  Interest                                                     4,320         9,625
                                                         -----------   -----------

    Total other income                                         7,320         9,625
                                                         -----------   -----------

Income before taxes                                          382,049       289,297

Income taxes                                                 144,707       112,716
                                                         -----------   -----------

Net income                                               $   237,342       176,581
                                                         ===========   ===========


Per share data:
  Basic earnings per common share                               0.02          0.02
                                                         ===========   ===========

  Fully diluted earnings per common share                       0.02          0.02
                                                         ===========   ===========

  Weighted average number of common shares outstanding    11,891,470    11,581,223
                                                         ===========   ===========


             See accompanying notes and accountant's review report.

                                   EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                           Additional
                                Common      Paid-in-     Retained     Treasury   Stockholders'
                                 Stock      Capital      Earnings       Costs       Equity
                              ----------   ----------   ----------   ----------   ----------

Balance - March 1, 2001       $2,229,658        6,486      754,225     (155,316)   2,835,053

Dividends Paid                        --           --     (347,981)          --     (347,981)

Common stock issued               29,900           --           --           --       29,900

Treasury shares purchased             --           --           --       (7,730)      (7,730)

Net income                            --           --      716,946           --      716,946
                              ----------   ----------   ----------   ----------   ----------

Balance - November 30, 2001   $2,259,558        6,486    1,123,190     (163,046)   3,226,188
                              ==========   ==========   ==========   ==========   ==========




Balance - March 1, 2002       $2,295,183        6,486      701,963     (170,153)   2,833,479

Dividends Paid                        --           --     (475,274)          --     (475,274)

Common stock issued                6,250           --           --           --        6,250

Treasury shares purchased             --           --           --       (7,500)      (7,500)

Net income                            --           --      587,233           --      587,233
                              ----------   ----------   ----------   ----------   ----------

Balance - November 30, 2002   $2,301,433        6,486      813,922     (177,653)   2,944,188
                              ==========   ==========   ==========   ==========   ==========


        See accountant's review report and notes to financial statements.

                              EPOLIN, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                     NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                                                   2002         2001
                                                                ---------    ---------
Cash flows from operating activities:
  Net income                                                    $ 587,233      716,946
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                  19,879       17,094
    Deferred tax expense                                            2,120      (38,681)
    Obligation under deferred compensation agreement               18,059       18,059
    Gain on sale of assets                                         (6,200)          --
  (Increase) decrease in:
    Accounts receivable                                          (216,217)     (69,223)
    Inventories                                                    43,639     (174,191)
    Prepaid expenses                                                5,276      (89,503)
  Increase (decrease) in:
    Accounts payable                                              (17,324)       1,457
    Accrued expenses                                              (35,064)     (28,296)
    Taxes payable                                                 (71,182)     307,830
                                                                ---------    ---------

      Net cash provided by operating activities                   330,219      661,492
                                                                ---------    ---------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                  (14,656)     (10,000)
  Increase in notes receivable                                    (21,405)
  Sale of equipment                                                 8,000           --
  Payments for equipment                                          (98,940)     (37,307)
                                                                ---------    ---------

      Net cash used by investing activities                      (127,001)     (47,307)
                                                                ---------    ---------


        See accountant's review report and notes to financial statements.

                           EPOLIN, INC. AND SUBSIDIARY

                  NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001


                                                        2002            2001
                                                    -----------     -----------
Cash flows from financing activities:
  Dividends paid                                       (475,274)       (347,980)
  Proceeds from the issuance of common stock              6,250          29,900
  Purchase of treasury stock                             (7,500)         (7,730)
                                                    -----------     -----------

      Net cash used by financing activities            (476,524)       (325,810)
                                                    -----------     -----------

Increase (Decrease) in cash                            (273,306)        288,375

Cash and cash equivalents:
  Beginning                                           1,517,875       1,690,455
                                                    -----------     -----------

  Ending                                            $ 1,244,569       1,978,830
                                                    ===========     ===========

Supplemental information:
  Income taxes paid                                 $   463,557         299,935
                                                    ===========     ===========

  Interest paid                                     $        --             458
                                                    ===========     ===========


        See accountant's review report and notes to financial statements.

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION:

Epolin, Inc., was incorporated under the laws of the State of New Jersey in May 1984. The Company is engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, credit card security and protective documents industries to customers located in the United States and throughout the world.

The wholly owned Subsidiary, Epolin Holding, Corp., was incorporated in New Jersey as a real estate holding company whose assets consist of land and a building. Prior to being acquired on January 29, 1998, it was controlled by two officers/stockholders of the Company.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and notes receivable. The Company and its Subsidiary had cash deposits of $1,144,600 and $1,878,800 at November 30, 2002 and
November 30, 2001, respectively, in a financial institution and a brokerage house in excess of the FDIC insurance limit or not covered by the FDIC. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and the brokerage house.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - All reported assets and liabilities, which represent financial instruments, approximate the carrying values of such amounts.

Plant, Property and Equipment - Stated at cost less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed based on the straight-line or declining balance methods, based upon the estimated useful lives of the assets.

Depreciation and amortization expense totaled $19,879 and $17,094 for the nine months ended November 30, 2002 and 2001, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the nine months ended November 30, 2002:


                             CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                      Epolin
                                      Consolidated   Eliminations      Epolin        Holding
                                      -----------    -----------    -----------    -----------
Current assets                        $ 2,484,635             --      2,414,255         70,380
Non-current assets                        957,845       (548,290)     1,027,655        478,480
                                      -----------    -----------    -----------    -----------
    Total assets                      $ 3,442,480       (548,290)     3,441,910        548,860
                                      ===========    ===========    ===========    ===========

      Total liabilities                   498,292       (163,882)       497,722        164,452
                                      -----------    -----------    -----------    -----------

Stockholders' equity:
  Common stock                          2,301,433             --      2,301,433             --
  Additional paid-in capital                6,486             --          6,486             --
  Retained earnings                       813,922       (384,408)       813,922        384,408
  Treasury stock                         (177,653)            --       (177,653)            --
                                      -----------    -----------    -----------    -----------

    Total stockholders' equity          2,944,188       (384,408)     2,944,188        384,408
                                      -----------    -----------    -----------    -----------

      Total                           $ 3,442,480       (548,290)     3,441,910        548,860
                                      ===========    ===========    ===========    ===========


                          CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                                      Epolin
                                      Consolidated   Eliminations      Epolin        Holding
                                      -----------    -----------    -----------    -----------
Sales                                 $ 2,226,836             --      2,226,836             --
Other revenue                               3,000        (73,305)            --         76,305
                                      -----------    -----------    -----------    -----------
    Total                               2,229,836        (73,305)     2,226,836         76,305
                                      -----------    -----------    -----------    -----------

Cost of sales                             714,526             --        714,526             --
Selling, general and administrative       556,748        (73,305)       616,395         13,658
                                      -----------    -----------    -----------    -----------

    Total                               1,271,274        (73,305)     1,330,921         13,658

Operating income                          958,562             --        895,915         62,647

Other income                               23,291             --         22,908            383
                                      -----------    -----------    -----------    -----------

Income before taxes                       981,853             --        918,823         63,030

Income taxes                              394,620             --        388,910          5,710
                                      -----------    -----------    -----------    -----------

Net income                            $   587,233             --        529,913         57,320
                                      ===========    ===========    ===========    ===========

                EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002



NOTE   B   -   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
(continued):

Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", wherein the asset and liability method is used in accounting for income taxes. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and for income tax purposes. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and deferred compensation.

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of November 30, 2002, market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Regulations - The Company expended approximately $24,814 to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002



NOTE C - ECONOMIC DEPENDENCY:

A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2002, approximately 52.7% of sales were to four customers. Three of these customers, located in the Eastern United States, accounted for 39.5% of sales. During the nine months ended November 30, 2001, approximately 68.8% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 66.3% of sales.


NOTE D - RENTAL INCOME UNDER SUBLEASE:

During the month of November 2002, the Company entered into a sublease agreement with a non related party on a month to month basis until finalization of the agreement. Under the terms of the lease, the tenant is to reimburse the Company for all costs and expenses incurred by the Company for improvements to such leased property in excess of $75,000. The excess amount is recorded on the balance sheet as a note receivable, payable $2,500 a month including interest of 6% a year.

NOTE   E   -  INVENTORIES:                2002      2001

     Raw materials and supplies       $  47,948    50,074
     Work in process                    149,898   214,249
     Finished goods                     401,152   411,460
                    Total              $598,998   675,783


NOTE F - INCOME TAXES:
                                              2002      2001
1.  Federal and State deferred tax assets include:

  Temporary differences - principally from
  accelerated amortization of leasehold
  improvements for book purposes and
  deferred compensation                     $288,676  279,459

  Current portion                              1,758    2,337

  Non-current portion                       $286,918  277,122

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002



NOTE F - INCOME TAXES (continued):


2.  Income tax expense:

                                      2002            2001
     Current:
      Federal                      $302,300         406,327
      State                          90,200         118,290

         Total current              392,500         524,617

     Deferred:
      Federal                         1,677         (30,585)
      State                             443          (8,096)

         Total deferred               2,120         (38,681)

              Total                $394,620         485,936


NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined.
Employer contributions totaled $19,019 and $15,242 for the nine months ended November 30, 2002 and November 30, 2001, respectfully.

Incentive Compensation Plan - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock. Shares issued are determined at fifty percent of the closing bid price, vested, and delivered over a three-year period. On May 18, 1998, 20,000 shares of common stock covering a previously awarded bonus were issued to an employee.

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002

NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options were no longer granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted with an expiration date of December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of November 30, 2002.

The Company adopted The 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which did not meet the requirements of Section 422 of the Internal Revenue Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options totaling 400,000 were exercised throughout the year ended February 28, 2002.

Options exercised during the nine months ended November 30, 2002 amounted to 25,000.

Options granted as of November 30, 2002:

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

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002


NOTE H - TREASURY STOCK:

Consists of 659,645 shares as of November 30, 2002 at a net cost of $177,653.

Purchases of 12,500 shares were made by the Company during the nine months ended November 30, 2002.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $218,926 and $164,619 were included in selling, general, and administrative expenses for the nine months ended November 30, 2002 and 2001, respectively. All costs were borne by the Company.

NOTE J - ACQUISITIONS:

On  January 29, 1998, the Company acquired 100% of  stock  in
Epolin Holding Corp.

NOTE K - UNAUDITED FINANCIAL STATEMENTS:

The financial statements as of November 30, 2002 and for the periods ended November 30, 2002 and 2001 included herein are unaudited. However, such information reflects all adjustments, which are in the opinion of management necessary in order to make the financial statements not misleading.

NOTE L - COMMITMENTS AND CONTINGENCIES:

On October 17, 1996, Epolin Holding Corp., a New Jersey Corporation controlled by Murray S. Cohen, Ph.D. and James A. Ivchenko, officers/stockholders of Epolin, Inc. purchased the premises leased from 350 South Street Partnership for $450,000. The Board of Directors approved this transaction in June 1996 based upon the terms of a $350,000 mortgage obtained from the Independence Community Bank, (formally Broad National Bank), wherein personal guarantees of two officers/stockholders were mandatory. Other directors declined participation in this transaction.

The down payment of $100,000 was borrowed from the Company, evidenced by a five (5) year promissory note of $75,565 (net of a three (3) month security deposit) payable in monthly payments of $1,541, including interest at an annual rate of 8.25%.

The  lease effective November 1, 1996 was for a term of  five
(5) years with three (3) five (5) year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the subsidiary. Rent includes reimbursed insurance costs.

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002

NOTE L - COMMITMENTS AND CONTINGENCIES (continued):

Rental   expense   charged  to  operations,   eliminated   in
consolidation, amounted to $73,305 for the nine months  ended
November 30, 2002 and 2001, respectively.

Future minimum payments for the current option period:

   Years ending February:
             2003                $24,435
             2004                 97,740
             2005                 97,740
             2006                 97,740
             2007                 65,160

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whose additional annual compensation of $19,645 plus interest is deferred until such time as he reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments to the officer of $32,000 for ten consecutive years shall commence the first day of the month following his 65th birthday or termination.

On January 1, 1996, the Company entered into a deferred compensation agreement with an another officer wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041 terminated on June 25, 1998, and will be paid upon retirement in either equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company. The Company entered into a second deferred compensation agreement with the same officer on June 25, 1998, which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

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

Deferred compensation of $18,059 was charged to operations for the nine months ended November 30, 2002 and November 30, 2001, respectively.

                 EPOLIN, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NOVEMBER 30, 2002

NOTE L - COMMITMENTS AND CONTINGENCIES (continued):

Employment Agreements - Effective March 1, 1999, the  Company
entered    into    ten-year   employment   agreements    with
officers/directors:

   Murray S. Cohen, PhD, Chairman of the Board and Chief
   Executive Officer - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 2.00% on gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2001, increasing by 0.25% a year during the term of the agreement.

   James  Ivchenko,  President - To be  paid  an  annual
   salary  of  not less than the greater of  his  annual
   base  salary  in  effect  immediately  prior  to  the
   effective  date of the agreement or any  subsequently
   established  annual base salary.  He  is  to  receive
   1.5%   on   gross  annual  sales  of  no  more   than
   $3,000,000,  effective with the year  ended  February
   28, 2001, increasing by 0.25% a year during the term of the agreement.

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