Form 10KSB
period 2003-02-28
EPOLIN INC /NJ/
filed 2003-05-06
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549

                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended FEBRUARY 28, 2003

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

            Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:
$2,691,497

As of February 28, 2003, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (6,093,655 shares) was approximately $3,626,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on February 28, 2003 was 11,886,855 (excluding 679,645 treasury shares).

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

     Since completion of the Company's public offering in 1989, the Company's revenues had been primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, the Company singled out near infrared dye technology as a most promising product line and has emphasized the development, manufacture and sale of these dyes to the optical industry, as well as other specialty chemical products. It sells its dyes primarily to lens manufacturers who serve as the suppliers to the laser protection eyewear market and the welding market.

     The Company believes that its future lies with dye technology and is formulating long range plans to exploit new applications for both the near infrared dyes as well as other dyes. Paralleling the growth of the dye business, the Company has maintained a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. The Company does not,
however, expect its specialty chemical business to grow.   It
has instead made a strong research and development commitment to the growth of the specialty dye business and products which use the dyes such as security inks.

     Unless the context otherwise requires, all references herein to the "Company" refer to Epolin, Inc. and its consolidated subsidiary, Epolin Holding Corp.

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

     During the years ended February 28, 2003 and 2002, the Company expended approximately $27,700 and $27,400, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters would have a materially adverse effect on its financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

     The Company purchases chemicals from several large chemical manufacturers and then further processes them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2003, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

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

     During the years ended February 28, 2003 and 2002, the amounts spent on research and development activities were approximately $292,000 and $237,000, respectively. All research and development costs are borne by the Company.

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

Sales

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2003, approximately 52.6% of sales were to four customers. Three of these customers, located in the Eastern United States, comprised 43.4% of sales for the year ended February 28, 2003. During the year ended February 28, 2002, approximately 57.6% of sales were to four customers. Three of these customers, located in the Eastern United States, comprised 40.1% of sales for the year ended February 28, 2002.

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

     - Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In fiscal 2003, approximately 52.6% of our revenues were from four customers. The loss of any of these customers could have a material adverse effect on the Company.

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

     - Patents and Proprietary Protection. The Company does not rely upon patents for protection of its dye business. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

     -    Sources and Availability of Raw Materials.   The
Company purchases chemicals from several large chemical manufacturers and then further processes them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. Nevertheless, there can be no assurance that raw materials will continue to be easily obtainable. Any difficulty in obtaining raw materials would have a material adverse effect on the Company's business.

     - We are dependent on key personnel. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel.

     - Our stock price may experience volatility. The market price of the Common Stock, which currently is listed in the OTC Bulletin Board, has, in the past, fluctuated over time
and may in the future be volatile.   The Company believes that
there are a small number of market makers that make a market in the Company's Common Stock. The actions of any of these market makers could substantially impact the volatility of the Company's Common Stock.

     Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.        Description of Property.

     The Company presently occupies approximately 19,500
square feet of manufacturing, warehouse and
administrative space
in Newark, New Jersey which property the Company has occupied since June 1989. In October 1996, Epolin Holding Corp. ("Epolin Holding"), a company formed by Dr. Cohen and Mr. Ivchenko,
purchased the property for the sum of $450,000.   Simultaneously
with the closing, the Company entered into substantially similar leasing arrangements with Epolin Holding as then existed with the former owner of the property. Such new lease, effective November 1, 1996, was for a term of five years with three five year options with annual rent of $97,740 subject to annual adjustments based on increases in the Consumer Price Index. The first five year option has been exercised which has extended the
lease to October 31, 2006.   Such  rent  includes  real estate
taxes and insurance expenses. In January 1998, Epolin Holding became a wholly-owned subsidiary of Epolin.

     Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. Such sublease is for an initial term of five years with one five year option. Under the terms of the sublease, the subtenant has also agreed to reimburse the Company for all costs and expenses incurred by the Company for improvements made to the subleased premises in excess of $75,000. The excess amount shall be paid at a rate of $2,500 per month (beginning November 1, 2002) with interest at 6% per annum until the full amount has been paid. In conjunction with the sublease, the parties entered into a separate product development and consulting agreement whereby the subtenant has agreed to develop inks and products for the Company as the parties may agree and render other consulting advice from time to time. In addition, the subtenant has been given the non-exclusive right to solicit orders from new customers for the Company's products. Such agreement may be terminated by either party on 30 days written notice to the other.

Item 3.        Legal Proceedings.

     In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. Subsequent to the end of fiscal 2003, the Company reached an agreement in principle to settle the lawsuit. The settlement terms include a lump sum payment to the plaintiffs in the amount of $312,000. The Company's insurance company has tentatively agreed to contribute approximately $125,000 towards the settlement and the Company will contribute the balance. In addition, the Company will buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). Although the Company has denied and continues to deny all claims asserted in the lawsuit, Management has determined, in conjunction with advice of counsel, that it is in the best interests of the Company and its stockholders to settle the action on the terms as proposed taking into account various factors including the uncertainty and risks inherent in any litigation. Although the definitive settlement agreement has not yet been signed, the Company expects that it will be finalized and signed in the current fiscal quarter or soon thereafter. The Company does not believe that the terms of the settlement will likely have a material adverse effect on its results of operations, financial position or cash flows.

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

      Period                              Bid Prices

Fiscal year ended February 28, 2002:    High       Low

March 1, 2001 to May 31, 2001           $.42      $.14
June 1, 2001 to Aug. 31, 2001           $.47      $.25
Sept. 1, 2001 to Nov. 30, 2001          $.51      $.30
Dec. 1, 2001 to Feb. 28, 2002           $.85      $.53

Fiscal year ended February 28, 2003:    High       Low

March 1, 2002 to May 31, 2002           $.80      $.55
June 1, 2002 to Aug. 31, 2002           $.70      $.59
Sept. 1, 2002 to Nov. 30, 2002          $.69      $.45
Dec. 1, 2002 to Feb. 28, 2003           $.69      $.46

     (b)  Holders.

     As of February 28, 2003, there were approximately 305 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

     (c)  Dividends.

     During the fiscal year ended February 28, 2003, the Company paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. During the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

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

Results of Operations

     Fiscal 2003 Compared to Fiscal 2002

     During the year ended February 28, 2003, the Company reported sales of approximately $2,691,000, as compared to sales during the year ended February 28, 2002 of approximately
$2,553,000, an increase of approximately $138,000 or 5.4%. This increase in sales was primarily attributable to an increase in sales of the Company's near infrared absorbing dyes, and increases in sales of new dyes for new applications.

     Operating income for fiscal 2003 decreased to approximately $930,000, as compared to operating income of approximately $1,143,000 for fiscal 2002, a decrease of approximately $213,000. This change was due primarily from an increase in cost of sales and a less significant increase in selling, general and administrative expenses, partially offset by the increase and sales for fiscal 2003 compared to fiscal 2002. Cost of sales in fiscal 2003 was approximately $969,000, compared to cost of sales in fiscal 2002 of approximately $684,000. In fiscal 2003, the Company's selling, general and administrative expenses were approximately $793,000, as compared to selling, general and administrative expenses of approximately $726,000 for the fiscal year ended February 28, 2002.

     The increase in cost of sales was primarily due to a reallocation of officers' salaries from SG&A to cost of sales, and other increases in labor and overhead expenses, partially offset by decreases in laboratory salaries and specialty chemical costs. Increases in selling, general and administrative expenses were primarily due to an increase in legal and accounting fees and increases in consulting fees, partially offset by the reallocation of officers' salaries referred to above.

     During the fiscal year ended February 28, 2003, the Company realized approximately $21,000 in interest income, as compared to approximately $50,000 in interest income for the prior year.

     During the fiscal year ended February 28, 2003, the Company reported income before taxes of approximately $968,000 as compared to income before taxes of approximately $1,193,000 for the fiscal year ended February 28, 2002. Net income after taxes was approximately $583,000 or $.05 per share for fiscal 2003, as compared to net income after taxes of approximately $771,000 or $.07 per share for fiscal 2002.

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

Liquidity and Capital Resources

     On February 28, 2003, the Company had working capital of approximately $1,960,000, an equity to debt ratio of approximately 5.0 to 1, and stockholders' equity of approximately $2,575,000. On February 28, 2003, the Company had approximately $969,000 in cash and cash equivalents, total assets of approximately $3,090,000 and total liabilities of approximately $515,000.

     The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.

     The Company anticipates that it will incur in fiscal 2004 approximately $55,000 in renovation costs to improve the exterior of its facility in Newark, New Jersey. Other than the foregoing, the Company does not anticipate making any other significant capital expenditures in fiscal 2004 as it believes its present machinery and equipment, in conjunction with the interior renovations previously done to its facility in Newark, New Jersey in fiscal 2003, will be sufficient to meet its near term needs.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate
considerations.   The repurchase program may be suspended
without further notice. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a
cumulative cost of $18,624.   During the fiscal year ended
February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the fiscal year ended February 28, 2003, the Company paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. During the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

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

                              Present Position         Has Served As
Name                  Age     and Offices              Director Since

Murray S. Cohen       77      Chairman of the          1984
                              Board, Chief Executive
                              Officer, Secretary
                              and Director

James Ivchenko        63      President and Director   1993

Claire Bluestein      76      Director                 1984

Morris Dunkel         74      Director                 1984

James R. Torpey, Jr.  52      Director                 2001

Peter Kenny           56      Director                 2001

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

     JAMES R. TORPEY, JR. has served as Director of the Company since July 2001. Mr. Torpey is President of Madison Energy Consultants. From 1995 to 2002, he was Director of Technology Initiatives at First Energy/GPU, Chairman of the Solar Electric Power Association, and President and member of the Board of Directors of GPU Solar, Inc. He is currently a member of the U.S. Department of Energy Solar Industry Advisory Board. Mr. Torpey received his Masters of Business Administration from Rutgers University in 1991.

     PETER KENNY has served as Director of the Company since July 2001. Mr. Kenny has been Senior Vice President-Business Banking Division of Independence Community Bank since July 1999. Prior thereto, and from September 1991 to July 1999, he was Senior Vice President and Senior Loan Officer of Broad National Bank which was acquired by Independence Community Bank in July 1999.

Item 10.  Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2003, February 28, 2002 and February 29, 2001, of those persons who were, at February 28, 2003 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                         Summary Compensation Table

                             Annual
                             Compensation


Name and Principal       Fiscal
Position                 Year      Salary         Bonus

Murray S. Cohen          2003      $227,146(1)(3) $32,000
Chairman of the          2002      $204,356(1)(3) $31,000
Board and Chief          2001      $177,290(1)(3) $29,000
Executive Officer

James Ivchenko           2003      $208,097(2)(3) $27,000
President                2002      $186,864(2)(3) $25,900
                         2001      $162,318(2)(3) $24,000



                               Long-Term
                               Compensation

                                   Restricted Shares
Name and Principal       Fiscal    Stock      Underlying
Position                 Year      Awards     Options

Murray S. Cohen          2003      0          0
Chairman of the          2002      0          50,000
Board and Chief          2001      0          0
Executive Officer



James Ivchenko           2003      0          0
President                2002      0          50,000
                         2001      0          0



(1) Includes compensation of $63,837 and $52,416 for 2003 and 2002, respectively, due to Murray S. Cohen based upon the Company's sales for fiscal 2002 and 2001 paid in fiscal 2003 and 2002, respectively, as determined under his employment contract. Does not include, however, compensation due to Dr. Cohen based upon the Company's sales for fiscal 2003 as determined under his employment contract which will be paid in fiscal 2004 which will be in the amount of $74,016. Also, does not include $49,948 paid to Dr. Cohen in fiscal 2001 for previously accrued salary.

(2) Includes compensation of $51,070 and $40,768 for 2003 and 2002, respectively, due to James Ivchenko based upon the Company's sales for fiscal 2002 and 2001 paid in fiscal 2003 and 2002, respectively, as determined under his employment contract. Does not include, however, compensation due to Mr. Ivchenko based upon the Company's sales for fiscal 2003 as determined under his employment contract which will be paid in fiscal 2004 which will be in the amount of $60,559.

(3) Does not include other deferred compensation arrangements for each of Dr. Cohen and Mr. Ivchenko. See "Deferred
     Compensation/Employment Contracts and Change in Control
     Arrangements" below.

Stock Option Plans

     The Company previously adopted the 1986 Employees' Stock Option Plan (the "1986 Plan"). As of April 1996, options may no longer be granted under the 1986 Plan. Under the terms of the 1986 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the 1986 Plan. Such options had an expiration date of December 1, 2005. In fiscal 2002, options to acquire 185,000 shares of the Company's Common Stock were exercised unde the 1986 Plan. In prior years, options to acquire 270,000 shares of the Company's Common Stock were exercised under the 1986 Plan. In addition, options to acquire 35,000 shares under the 1986 Plan have lapsed. As a result, as of February 28, 2003, there are no outstanding options under the 1986 Plan.

     In December 1998, the Company adopted the 1998 Stock
Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the "1998 Plan Option Pool"). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of
Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 28, 2003, options to acquire 880,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 620,000 options were available for future grant. To date, options to acquire 425,000 shares of the Company's Common Stock have been exercised under the 1998 Plan.

     No stock options or other stock appreciation rights were granted to any of the persons named in the Summary Compensation
Table during the fiscal year ended February 28, 2003.

     The following table set forth certain information as to each exercise of stock options during the year ended February
28, 2003, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

               Aggregated Option Exercises in Fiscal 2003
                      and Year-End Option Value


                                       Number of Securities
                  Shares               Underlying Unexercised
                  Acquired             Options at February 28, 2003
                  On        Value
                  Exercise  Realized   Exercisable  Unexercisable

Murray S. Cohen   -0-       $-0-          25,000      25,000
James Ivchenko    -0-       $-0-          25,000      25,000



                              Value of Unexercised
                              In-the-Money Options
                              at February 28, 2003(1)

                              Exercisable   Unexercisable

Murray S. Cohen               $8,625         $8,625
James Ivchenko                $8,625         $8,625

__________________________

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock as of February 28, 2003, minus the exercise price, multiplied by the number of shares underlying the options. The amounts reflected in this table may never be obtained.

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

     The Company also entered into deferred compensation agreements with Chester C. Swasey and Abdelhamid A.H. Ramadan, former employees and directors of the Company. These agreements provided for annual payments of 50% of each employee's salary before bonuses at his respective retirement dates, to be paid in biweekly installments for 10 years. Management has elected not to provide any additional funding for either employee subsequent to the date at which each of the two employees were no longer employed with the Company. See Part I, Item 3, "Legal Proceedings" for information on the proposed settlement of the action commenced by such individuals against the Company. Upon completion of the settlement, theses agreements will no longer be operative.

     The Company does not have any termination or change in control arrangements with any of its named executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as February 28, 2003, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director individually, (iii) all officers and directors of the Company as a group:

                       Amount and Nature of  Percent
Name                   Beneficial Ownership  of Class

Murray S. Cohen(1)*             2,870,958    24.1%
James Ivchenko(2)*              1,764,587    14.8%
Claire Bluestein(3)*              982,655     8.3%
Morris Dunkel(3)*                 237,500     2.0%
James R. Torpey, Jr.(3)*           25,000      **

Peter Kenny(3)*                    12,500      **
Santa Monica Partners, L.P.(4)    825,900     6.9%

All Officers and Directors
as a Group (6 persons)          5,893,200    49.2%


*    The address for each is 358-364 Adams Street, Newark, New
     Jersey 07105.

**   Less than 1%.

(1) Includes 1,845,958 shares held by Dr. Cohen and 1,000,000 shares owned by three grandchildren of Dr. Cohen, which shares are held by Dr. Cohen's daughters as custodian. Dr. Cohen holds a proxy with respect to such shares which proxy may be revoked at any time and unless revoked shall terminate on January 31, 2004. As a result, Dr. Cohen may be deemed to be the beneficial owner of such shares. Also, includes 25,000 shares which Dr. Cohen has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan. In addition, Dr. Cohen has options granted under the 1998 Plan to acquire an additional 25,000 shares which are not exercisable within 60 days.

(2) Includes 980,000 shares held by Mr. Ivchenko and 439,587 held by Mr. Ivchenko and his wife, as joint tenants. Also, includes 320,000 shares held by Mr. Ivchenko's children. Mr. Ivchenko holds a proxy with respect to such shares which proxy may be revoked at any time and unless revoked shall terminate on January 31, 2004. As a result, Mr. Ivchenko may be deemed to be the beneficial owner of such shares. Also, includes 25,000 shares which Mr. Ivchenko has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan. In addition, Mr. Ivchenko has options granted under the 1998 Plan to acquire an additional 25,000 shares which are not exercisable within 60 days.

(3) Includes 12,500 shares which each has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan. In addition, each has options granted under the 1998 Plan to acquire an additional 12,500 shares which are not exercisable within 60 days.

(4) This information is based solely upon information reported in filings made to the SEC on behalf of Santa
     Monica Partners, L.P.  The address for Santa Monica
     Partners, L.P. is 1865 Palmer Avenue, Larchmont, New
     York.

The Stockholders Agreement

          Pursuant to a Stockholders Agreement executed in October 2002, Murray S. Cohen, James Ivchenko, Claire Bluestein, Morris Dunkel, James R. Torpey, Jr. and Peter Kenny (each a current member of the Board of Directors) have provided the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the Company's Common Stock which any of them hold of record or beneficially. Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions. In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval).

Item 12.  Certain Relationships and Related Transactions.

     See Part III, Item 10,  "Deferred Compensation/Employment
Contracts and Change in Control Arrangements" above for information on the transactions described therein.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1       Epolin Inc.'s certificate of
                    incorporation as amended (1)
          3.2       Epolin Inc.'s by-laws(1)
          4.1       Specimen certificate for common
                    stock(1)
          99.1      Certification pursuant to U.S.C.
                    Section 1350, as adopted pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002
          ___________________

          (1)   Filed with the Company's Form S-18
                Registration Statement SEC File 33-25405-NY.

     (b)  Reports on Form 8-K.

     Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


Item 14.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report. Based on such evaluation, each of such officers has concluded that the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

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

                                  Dated:     April 30, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                             Date


/s/ Murray S. Cohen         Chief Executive Officer,           4/30/03
Murray S. Cohen             Chairman of the Board,
                            Secretary and Director
                            (Principal Executive Officer)


/s/ James Ivchenko          President and Director             4/30/03
James Ivchenko              (Principal Financial Officer)


/s/ Claire Bluestein        Director                           4/30/03
Claire Bluestein



/s/ Morris Dunkel           Director                           4/30/03
Morris Dunkel


/s/ James R. Torpey, Jr.    Director                           5/05/03
James R. Torpey, Jr.


/s/ Peter Kenny             Director                           5/01/03
Peter Kenny

               CERTIFICATIONS

I, Murray S. Cohen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Epolin, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003          /s/ Murray S. Cohen
                                  Murray S. Cohen
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

I, James Ivchenko, certify that:

1. I have reviewed this annual report on Form 10-KSB of Epolin, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003           /s/ James Ivchenko
                                   James Ivchenko
                                   President (Principal
                                   Financial Officer)

                   EPOLIN, INC. AND SUBSIDIARY

                      FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2003
                      AND FEBRUARY 28, 2002

                            CONTENTS





                                                Page

Independent Auditor's Report                    1

Consolidated Financial Statements:

Consolidated Balance  Sheets                     2 - 3

Consolidated Statements of Income                4

Consolidated Statements of                       5
Stockholders' Equity

Consolidated Statements of  Cash Flows           6 - 7


Notes to Consolidated Financial Statements       8 - 17

                  INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

     We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 28, 2003 and February 28, 2002 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended February 28, 2003 and February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2003 and February 28, 2002 and the results of its operations and cash flows for the years ended February 28, 2003, and
February   28,   2002  in  conformity  with  generally   accepted
accounting principles.


                                 IWA FINANCIAL CONSULTING LLC
                                 Livingston, NJ 07039

March 28, 2003

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               February 28,
                                                        ------------------------
Current assets:                                             2003         2002
                                                         ----------   ----------
  Cash and cash equivalents                              $  969,477    1,517,875
  Accounts receivable                                       371,461      365,835
  Inventories                                               629,312      642,637
  Notes receivable                                           14,139           --
  Prepaid expenses                                          140,982       41,129
  Deferred tax assets-current portion                         2,260       47,073
                                                         ----------   ----------

      Total current assets                                2,127,631    2,614,549
                                                         ----------   ----------

Plant, property and equipment - at cost:
  Land                                                       81,000       81,000
  Building                                                  369,000      369,000
  Machinery and equipment                                   222,581      248,174
  Furniture and fixtures                                     12,223       12,223
  Leasehold improvements                                    553,280      453,492
                                                         ----------   ----------

      Total                                               1,238,084    1,163,889

  Less:  Accumulated depreciation and amortization          687,420      695,808
                                                         ----------   ----------

      Net plant, property and equipment                     550,664      468,081
                                                         ----------   ----------

Other assets:
  Deferred tax assets-non current portion                   283,116      243,723
  Cash value - life insurance policy                        128,586      110,930
                                                         ----------   ----------

      Total other assets                                    411,702      354,653
                                                         ----------   ----------

      Total                                              $3,089,997    3,437,283
                                                         ==========   ==========


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        February 28,
                                                                  -----------------------
                                                                     2003         2002
                                                                  ----------   ----------
Current liabilities:
  Accounts payable                                                $    6,410       20,574
  Accrued expenses                                                   158,922      149,406
  Taxes payable:
    Payroll                                                            1,737        1,643
    Income                                                               403      108,702
                                                                  ----------   ----------

    Total current liabilities                                        167,472      280,325
                                                                  ----------   ----------

Other liabilities:
  Deferred compensation                                              347,558      323,479
  Loans payable-officers                                                  --           --
                                                                  ----------   ----------

    Total other liabilities                                          347,558      323,479
                                                                  ----------   ----------

      Total liabilities                                              515,030      603,804
                                                                  ----------   ----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $15.513 par value; 940,000 shares authorized;
  none issued
Preferred stock, series A convertible non-cumulative,
  $2.50 par value; redemption price and liquidation preference;
  60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized;
  12,566,500 and 12,529,000 shares issued and outstanding
  at 2003 and 2002, respectively                                   2,304,558    2,295,183
  Paid-in capital                                                      6,486        6,486
  Retained earnings                                                  452,700      701,963
                                                                  ----------   ----------

      Total                                                        2,763,744    3,003,632
  Less: Treasury stock-at cost                                       188,777      170,153
                                                                  ----------   ----------

    Total stockholders' equity                                     2,574,967    2,833,479
                                                                  ----------   ----------

    Total                                                         $3,089,997    3,437,283
                                                                  ==========   ==========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED FEBRUARY 28, 2003 AND 2002


                                                             2003          2002
                                                         -----------   -----------
Sales                                                    $ 2,691,497     2,553,487
                                                         -----------   -----------

Cost of sales and expenses:
  Cost of sales                                              968,876       684,430
  Selling, general and administrative                        793,103       725,828
                                                         -----------   -----------

    Total                                                  1,761,979     1,410,258
                                                         -----------   -----------

Operating income                                             929,518     1,143,229
                                                         -----------   -----------

Other income:
  Rental income                                               12,000            --
  Interest                                                    20,664        49,775
  Gain on sale of assets                                       6,200            --
                                                         -----------   -----------
    Total other income                                        38,864        49,775
                                                         -----------   -----------

Income before taxes                                          968,382     1,193,004

Income taxes                                                 385,165       422,011
                                                         -----------   -----------

Net income                                               $   583,217       770,993
                                                         ===========   ===========


Per share data:
  Basic earnings per common share                               0.05          0.07
                                                         ===========   ===========

  Fully diluted earnings per common share                       0.05          0.07
                                                         ===========   ===========

  Weighted average number of common shares outstanding    11,891,105    11,715,872
                                                         ===========   ===========


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED FEBRUARY 28, 2003 AND 2002


                                              Additional       Retained
                                 Common        Paid-in-        Earnings       Treasury      Stockholders'
                                 Stock         Capital         Deficit         Costs           Equity
                              ------------   ------------   ------------    ------------    ------------
Balance - March 1, 2001       $  2,229,658          6,486        754,225        (155,316)      2,835,053

Common stock issued for
  stock option                      65,525             --             --              --          65,525

Treasury stock purchased                --             --             --         (14,837)        (14,837)

Dividends paid                          --             --       (823,255)             --        (823,255)

Net income                              --             --        770,993              --         770,993
                              ------------   ------------   ------------    ------------    ------------

Balance - February 28, 2002      2,295,183          6,486        701,963        (170,153)      2,833,479


Balance - March 1, 2002          2,295,183          6,486        701,963        (170,153)      2,833,479

Common stock issued for
  stock option                       9,375             --             --              --           9,375

Treasury stock purchased                --             --             --         (18,624)        (18,624)

Dividends paid                          --             --       (832,480)             --        (832,480)

Net income                              --             --        583,217              --         583,217
                              ------------   ------------   ------------    ------------    ------------

Balance - February 28, 2003   $  2,304,558          6,486        452,700        (188,777)      2,574,967
                              ============   ============   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED FEBRUARY 28, 2003 AND 2002


                                                                    2003           2002
                                                                -----------    -----------
Cash flows from operating activities:
  Net income                                                    $   583,217        770,993
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                  26,521         22,794
      Deferred tax expense                                            5,420        (50,018)
      Obligation under deferred compensation agreement               24,078         24,078
  Gain on sale of assets                                             (6,200)            --
  (Increase) decrease in:
     Accounts receivable                                             (5,626)       (59,552)
     Inventories                                                     13,325       (141,045)
     Employee loans                                                      --        (10,319)
     Prepaid expenses                                               (99,853)       (12,006)
  Increase (decrease) in:
     Accounts payable                                               (14,164)        10,381
     Accrued expenses                                                 9,516         15,248
     Taxes payable                                                 (108,205)        75,920
                                                                -----------    -----------

     Net cash provided by operating activities                      428,029        646,474
                                                                -----------    -----------

Cash flows from investing activities:
Increase in cash value - life insurance policy                      (17,656)        (4,879)
Increase in notes receivable                                        (14,139)
Sale of equipment                                                     8,000             --
Payments for equipment                                             (110,903)       (41,608)
                                                                -----------    -----------

     Net cash used by investing activities                         (134,698)       (46,487)
                                                                -----------    -----------


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                     YEARS ENDED FEBRUARY 28, 2003 AND 2002



                                                       2003             2002
                                                    -----------     -----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock              9,375          65,525
  Dividends paid                                       (832,480)       (823,255)
  Treasury stock purchased                              (18,624)        (14,837)
                                                    -----------     -----------

    Net cash used by financing activities              (841,729)       (772,567)
                                                    -----------     -----------

Increase (decrease) in cash                            (548,398)       (172,580)

Cash and cash equivalents:
  Beginning                                           1,517,875       1,690,455
                                                    -----------     -----------

  Ending                                            $   969,477       1,517,875
                                                    ===========     ===========

Supplemental information:
  Income taxes paid                                 $   472,800         299,935
                                                    ===========     ===========

  Interest paid                                     $        --             458
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003



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

The Company's wholly owned Subsidiary, Epolin Holding, Corp., was incorporated in New Jersey as a real estate holding company whose assets consist of land and a building. Prior to being acquired on January 29, 1998, two officers/stockholders of the Company controlled it.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash
Flows.

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $869,500 and $1,417,875 at February 28, 2003 and February 28, 2002, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $26,521 and $22,794
for   the  fiscal  years  ended  February  28,  2003  and   2002,
respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 28, 2003 are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                        Epolin
                                         Epolin         Holding      Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Current assets                        $  2,045,749          81,882             --       2,127,631
Non-current assets                       1,043,845         490,060       (571,539)        962,366
                                      ------------    ------------   ------------    ------------
  Total                               $  3,089,594         571,942       (571,539)      3,089,997
                                      ============    ============   ============    ============

    Total liabilities                      514,627         158,619       (158,216)        515,030
                                      ------------    ------------   ------------    ------------

Stockholders' equity:
 Common stock                            2,304,558              --             --       2,304,558
 Additional paid-in capital                  6,486              --             --           6,486
 Retained earnings                         452,700         413,323       (413,323)        452,700
 Treasury stock                           (188,777)             --             --        (188,777)
                                      ------------    ------------   ------------    ------------

  Total stockholders' equity             2,574,967         413,323       (413,323)      2,574,967
                                      ------------    ------------   ------------    ------------

    Total                             $  3,089,594         571,942       (571,539)      3,089,997
                                      ============    ============   ============    ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                        Epolin
                                         Epolin         Holding      Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Sales                                 $  2,691,497             --             --       2,691,497
Other revenue                                   --        109,740        (97,740)         12,000
                                      ------------   ------------   ------------    ------------
    Total                                2,691,497        109,740        (97,740)      2,703,497
                                      ------------   ------------   ------------    ------------

Cost of sales                              968,876             --             --         968,876
Selling, general and administrative        873,801         17,042        (97,740)        793,103
                                      ------------   ------------   ------------    ------------

    Total                                1,842,677         17,042        (97,740)      1,761,979

Operating income                           848,820         92,698             --         941,518

Other income - interest                     26,084            780             --          26,864
                                      ------------   ------------   ------------    ------------

Income before taxes                        874,904         93,478             --         968,382

Income taxes                               377,922          7,243             --         385,165
                                      ------------   ------------   ------------    ------------

Net income                            $    496,982         86,235             --         583,217
                                      ============   ============   ============    ============

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003

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

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of February 28, 2003 market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $10,208 and $4,699 for the years ended February 28, 2003 and 2002, respectively.

Regulations  -  The  Company expended  approximately  $27,656  to maintain  compliance  with certain Federal  and  State  and  City
government  regulations  relative  to  the  production  of   near
infrared dyes and specialty chemicals.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003

NOTE C - ECONOMIC DEPENDENCY:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2003, approximately 52.6% of sales were to four customers. Three of these customers, located in the Eastern United States, accounted for 43.4% of sales for the year ended February 28, 2003. During the year ended February 28, 2002, approximately 57.6% of sales were to four customers, three of which were located in the Eastern United States and accounted for 40.1% of sales for the year ended February 28, 2002.

NOTE D - RENTAL INCOME UNDER SUBLEASE:

The Company entered into a sublease agreement with a non-related party effective November 1, 2002 for a five year term ending October 31, 2007. Under the terms of the lease the tenant is to pay a base rent of $36,000 per year. In addition, the tenant is to reimburse the Company for all costs and expenses incurred by the Company for improvements to such leased property in excess of $75,000. The excess amount is recorded on the balance sheet as a note receivable, payable $2,500 a month including interest of 6% a year.

NOTE E - INVENTORIES:

                                        2003      2002
     Raw materials and supplies     $  51,753    50,806
     Work in process                  178,659   173,369
     Finished goods                   398,900   418,462
        Total                        $629,312   642,637

NOTE F - INCOME TAXES:
                                            2003        2002
1.  Federal and State deferred
    tax assets include:

  Temporary differences - principally from
  accelerated amortization of leasehold
  improvements for book purposes and
  deferred compensation                   $285,376     290,796

  Current portion                            2,260      47,073

  Non-current portion                     $283,116     243,723

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003



NOTE F - INCOME TAXES (continued):


2.  Income tax expense:

                                                 2002       2001
     Current:
     Federal                                   $297,962   366,904
     State                                       81,783   105,125

       Total current                            379,745   472,029

  Deferred:
     Federal                                      4,009   (39,549)
     State                                        1,411   (10,469)

       Total deferred                             5,420   (50,018)

           Total                               $385,165   422,011


3. Reconciliation of income tax at the statutory rate to the Company's effective rate:


                                                  2003      2002
  Computed at the statutory rate               $310,561   369,879
  State income taxes (net)                       81,783   105,125
  (Increase) Decrease in deferred tax asset      (5,420)  (50,018)
  General business credits                      (27,584)  (19,497)
  Non-deductible items                           25,825    16,522

           Effective tax                       $385,165   422,011

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003


NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $26,387 and $19,530 for the years ended February 28, 2003 and February 28, 2002, respectfully.

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

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, options were no longer granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of February 28, 2003.

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

Options totaling 25,000 were exercised during the current year.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003


NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan (continued)

Options granted as of February 28, 2003:

Number of   Exercise   Date                 Expiration
Shares      Price     Granted               Date
425,000     $.15     December 1, 1998      December 1, 2008
 25,000     $.15     February 10, 1999     February 10, 2009
 25,000     $.15     February 10, 2000     February 10, 2010
 50,000     $.15     September 1, 2001     September 1, 2006
330,000     $.25     September 15, 2001    September  15, 2006
 25,000     $.30     December 1, 2002      December 1, 2007


There are 620,000 options attributable to future grants.

NOTE H - TREASURY STOCK:

Consists of 679,645 shares as of February 28, 2003 at a net cost of $188,777.

The Company made purchases of 32,500 shares during the year ended
February 28, 2003.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $292,229 and $237,169 were included in cost of sales for the years ended February 28, 2003 and 2002, respectively.
All costs were borne by the Company.

NOTE J - ACQUISITIONS:

On  January  29,  1998, the Company acquired 100%  of  stock  in
Epolin Holding Corp.

NOTE K - ENVIRONMENTAL MATTERS

The Company's past and present daily operations include activities which are subject to extensive federal and state environmental and safety regulations. Compliance with these regulations has not had, nor does the Company expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition or competitive position of the Company. The Company believes that its current practices and procedures comply with applicable regulations. The Company's policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in these statements.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003


NOTE L - COMMITMENTS AND CONTINGENCIES:


LEASE OBLIGATIONS:

The company leases its real estate under an operating lease with a related party. The lease effective November 1, 1996 was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the subsidiary. Rent includes reimbursed insurance costs.

Rental   expense   charged   to   operations,   eliminated    in
consolidation, amounted to $97,740 for the years 2003 and 2002, respectively.

Future minimum payments for the current option period:

   Fiscal years ending February:
             2004                $97,740
             2005                 97,740
             2006                 97,740
             2007                 97,740
             2008                 65,160

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003


NOTE L - COMMITMENTS AND CONTINGENCIES (continued):

Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is being funded by a life insurance policy. Annual payments to the officer of $32,000 for ten consecutive years shall commence the first day of the month following his 65th birthday or termination.

On January 1, 1996, the Company entered into a deferred compensation agreement with another officer wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041 terminated on June 25, 1998, and will be paid upon retirement in either equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company. The Company entered into a second deferred compensation agreement with the same officer on June 25, 1998, which provided for the payment of certain funds for a period of ten years beginning two weeks after the date of his retirement. This agreement was terminated March 1, 1999.

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

Deferred compensation of $24,079 was charged to operations for the years ended February 28, 2003 and February 28, 2002, respectively.

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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 2003


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



SUBSEQUENT EVENT:

In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. Subsequent to the end of fiscal 2003, the Company reached an agreement in principle to settle the lawsuit. The settlement terms include a lump sum payment to the plaintiffs in the amount of $312,000. The Company's insurance company has tentatively agreed to contribute approximately $125,000 towards the settlement and the Company will contribute the balance. In addition, he Company will buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). Although the definitive settlement agreement has not yet been signed, the Company expects that it will be finalized and signed in the current fiscal quarter or soon thereafter. The Company does not believe that the terms of the settlement will likely have a material adverse effect on its results of operations, financial position or cash flows.

Other than the foregoing, there are no other materials pending legal proceedings to which the Company is a party or to which any of its property is subject.