Form 10QSB
period 2003-05-31
EPOLIN INC /NJ/
filed 2003-07-15
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2003

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

    Common, no par value per share: 11,876,855 outstanding as of May 31, 2003 (excluding 689,645 treasury shares)

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

     This report contains certain forward-looking statements and information that reflect the Company's expectations about its future operating results, performance and opportunities that involve substantial risks and uncertainties. When used in this document, the words "anticipate", "believe", "estimate", "plan", "intend" and "expect" and similar expressions, as they relate to Epolin, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to the Company and are subject to a number of risks, uncertainties, and other factors that could cause the Company's actual results, performance, prospects and opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Certain of these risks and uncertainties are discussed under the caption "Forward-Looking Statements" in Part I, Item 1 "Description of Business" of the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003. Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report.

Results of Operations

     During  the quarter ended May 31, 2003, the Company reported
sales   of  approximately  $687,000  as  compared  to  sales   of
approximately $698,000 during the quarter ended May 31, 2002, a decrease of approximately $11,000 or 1.6%.

     Operating income for the three months ended May 31, 2003 decreased to approximately $266,000, as compared to operating income of approximately $325,000 for the three months ended May 31, 2002, a decrease of approximately $59,000. This change was
due   primarily   to   an  increase  in  selling,   general   and
administrative expenses for the three months ended May 31, 2003 as compared to the three months ended May 31, 2003. During the three months ended May 31, 2003, the Company's selling, general and administrative expenses were approximately $193,000, as compared to selling, general and administrative expenses of approximately $139,000 for the three months ended May 31, 2002. Such increase was primarily due to an increase in legal and accounting fees and increases in consulting fees. Cost of sales for the three months ended May 31, 2003 was approximately $228,000, as compared to cost of sales during the three months ended May 31, 2002 of approximately $234,000.

     During the three months ended May 31, 2003, the Company realized approximately $3,000 in interest income as compared to approximately $6,000 in interest income for the comparable period of the prior fiscal year.

     During the quarter ended May 31, 2003, the Company reported income before taxes of approximately $281,000 as compared to income before taxes of approximately $337,000 for the three months ended May 31, 2002. Net income after taxes was approximately $164,000 or $.01 per share for the three months ended May 31, 2003 as compared to net income after taxes of approximately $197,000 or $.02 per share for the three months ended May 31, 2002.

Liquidity and Capital Resources

     On May 31, 2003, the Company had working capital of approximately $2,114,000, an equity to debt ratio of approximately 4.2 to 1, and stockholders equity of approximately $2,733,000. On May 31, 2003, the Company had approximately $1,160,000 in cash and cash equivalents, total assets of approximately $3,387,000 and total liabilities of approximately $654,000.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624. During the three months ended May 31, 2003, 10,000 shares were repurchased at a cumulative cost of $6,180. During the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During the fiscal year ended February 28, 2003, the Company paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. The Company anticipates that it will pay another dividend in August 2003. During the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.


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

                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. In June 2003, the Company executed an agreement which settled the lawsuit and the action has been dismissed. The settlement terms included a lump sum payment to the plaintiffs in the amount of $312,000. In addition, the Company agreed to buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). All such settlement payments have been made, and the 126,500 shares have been bought back. The Company will be reimbursed a portion of the settlement payments from its insurance company which has agreed, subject to its final review of the executed settlement documents, to reimburse the Company approximately $125,000. Although the Company has denied and continues to deny all claims asserted in the lawsuit, Management determined, in conjunction with advice of counsel, that it was in the best interests of the Company and its stockholders to settle the action on the terms as agreed taking into account various factors including the uncertainty and risks inherent in any litigation. The Company does not believe that the terms of the settlement will likely have a material adverse effect on its results of operations, financial position or cash flows.

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

     None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

            99.1      Certification pursuant  to  U.S.C.  Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 2003.

             None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



Dated: July 15, 2003           By: /s/ Murray S. Cohen
                                       Murray S. Cohen,
                                       Chairman of the Board
                                       and Chief Executive
                                       Officer



Dated: July 15, 2003           By: /s/ James Ivchenko
                                       James Ivchenko,
                                       President (Principal
                                       Financial Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants
board   of   directors  (or  persons  performing  the  equivalent
functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003                /s/ Murray S. Cohen
                                       Murray S. Cohen
                                       Chairman of the Board and
                                       Chief   Executive
                                       Officer (Principal Executive
                                       Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003          /s/ James Ivchenko
                                 James Ivchenko
                                 President (Principal Financial
                                 Officer)

                   EPOLIN, INC. AND SUBSIDIARY

                      FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MAY 31, 2003
                        AND MAY 31, 2002

                            CONTENTS





                                                  Page

Accountant's Review Report                          1

Consolidated Financial Statements:

Consolidated Balance Sheets                       2 - 3

Consolidated Statements of Income                   4

Consolidated Statements of Stockholders' Equity     5

Consolidated Statements of Cash Flows             6 - 7


Notes to Consolidated Financial                   8 - 16
Statements

                   ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

  We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2003 and 2002 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

  A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying May 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.


IWA FINANCIAL CONSULTING LLC

July 7, 2003

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                May 31,
                                                        ------------------------
Current assets:                                            2003          2002
                                                        ----------    ----------
  Cash and cash equivalents                             $1,159,636     1,627,451
  Accounts receivable                                      476,232       401,804
  Inventories                                              643,375       632,468
  Notes receivable                                           4,349            --
  Prepaid expenses                                         128,368        27,878
  Deferred tax assets-current portion                        2,198         1,758
                                                        ----------    ----------

     Total current assets                                2,414,158     2,691,359
                                                        ----------    ----------

Plant, property and equipment - at cost:
  Land                                                      81,000        81,000
  Building                                                 369,000       369,000
  Machinery and equipment                                  226,081       216,527
  Furniture and fixtures                                    12,223        12,223
  Leasehold improvements                                   560,400       484,221
                                                        ----------    ----------

     Total                                               1,248,704     1,162,971

Less:  Accumulated depreciation and amortization           693,928       667,165
                                                        ----------    ----------

     Net plant, property and equipment                     554,776       495,806
                                                        ----------    ----------

Other assets:
  Deferred tax assets-non current portion                  273,170       284,817
  Cash value - life insurance policy                       144,413       116,815
                                                        ----------    ----------

     Total other assets                                    417,583       401,632
                                                        ----------    ----------

     Total                                              $3,386,517     3,588,797
                                                        ==========    ==========


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            May 31,
                                                                    -----------------------
                                                                       2003         2002
                                                                    ----------   ----------
Current liabilities:
  Accounts payable                                                  $   14,306       12,384
  Accrued expenses                                                     176,847       39,896
  Taxes payable:
    Payroll                                                              1,737        2,532
    Income                                                             107,400      173,525
                                                                    ----------   ----------

    Total current liabilities                                          300,290      228,337
                                                                    ----------   ----------

Other liabilities:
  Deferred compensation                                                353,578      329,499
  Loans payable-officers                                                    --           --
                                                                    ----------   ----------

    Total other liabilities                                            353,578      329,499
                                                                    ----------   ----------

        Total liabilities                                              653,868      557,836
                                                                    ----------   ----------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,566,500 and 12,529,000 shares issued and outstanding
    at 2003 and 2002, respectively                                   2,304,558    2,295,183
  Paid-in capital                                                        6,486        6,486
  Retained earnings                                                    616,562      899,445
                                                                    ----------   ----------

        Total                                                        2,927,606    3,201,114
  Less: Treasury stock-at cost                                         194,957      170,153
                                                                    ----------   ----------

    Total stockholders' equity                                       2,732,649    3,030,961
                                                                    ----------   ----------

    Total                                                           $3,386,517    3,588,797
                                                                    ==========   ==========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                    THREE MONTHS ENDED MAY 31, 2003 AND 2002



                                                          2003          2002
                                                       -----------   -----------

Sales                                                  $   686,767       698,356
                                                       -----------   -----------

Cost of sales and expenses:
  Cost of sales                                            227,751       234,447
  Selling, general and administrative                      192,588       139,194
                                                       -----------   -----------

     Total                                                 420,339       373,641
                                                       -----------   -----------

Operating income                                           266,428       324,715
                                                       -----------   -----------

Other income:
  Rental income                                             12,000            --
  Interest                                                   2,842         6,088
  Gain on sale of assets                                        --         6,200
                                                       -----------   -----------
     Total other income                                     14,842        12,288
                                                       -----------   -----------

Income before taxes                                        281,270       337,003

Income taxes                                               117,408       139,521
                                                       -----------   -----------

Net income                                             $   163,862       197,482
                                                       ===========   ===========


Per share data:
  Basic earnings per common share                             0.01          0.02
                                                       ===========   ===========

  Fully diluted earnings per common share                     0.01          0.02
                                                       ===========   ===========

  Weighted average number of common shares outstanding  11,878,485    11,881,855
                                                       ===========   ===========


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED MAY 31, 2003 AND 2002


                                           Additional      Retained
                              Common        Paid-in-       Earnings       Treasury      Stockholders'
                              Stock         Capital        Deficit          Costs          Equity
                           ------------   ------------   ------------   ------------    ------------
Balance - March 1, 2002    $  2,295,183          6,486        701,963       (170,153)      2,833,479

Net income                           --             --        197,482             --         197,482
                           ------------   ------------   ------------   ------------    ------------

Balance - May 31, 2002     $  2,295,183          6,486        899,445       (170,153)      3,030,961
                           ============   ============   ============   ============    ============



Balance - March 1, 2003    $  2,304,558          6,486        452,700       (188,777)      2,574,967

Treasury stock purchased             --             --             --         (6,180)         (6,180)

Net income                           --             --        163,862             --         163,862
                           ------------   ------------   ------------   ------------    ------------

Balance - May 31, 2003     $  2,304,558          6,486        616,562       (194,957)      2,732,649
                           ============   ============   ============   ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED MAY 31, 2003 AND 2002


                                                                   2003          2002
                                                                ----------    ----------
Cash flows from operating activities:
  Net income                                                    $  163,862       197,482
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                   6,508         6,266
     Deferred tax expense                                           10,008         4,221
     Obligation under deferred compensation agreement                6,020         6,019
     Gain on sale of assets                                             --        (6,200)
  (Increase) decrease in:
     Accounts receivable                                          (104,771)      (35,969)
     Inventories                                                   (14,063)       10,169
     Prepaid expenses                                               12,614        13,252
     Notes receivable                                                9,790            --
  Increase (decrease) in:
     Accounts payable                                                7,896        (8,190)
     Accrued expenses                                               17,925      (109,510)
     Taxes payable                                                 106,997        65,711
                                                                ----------    ----------

        Net cash provided by operating activities                  222,786       143,251
                                                                ----------    ----------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                   (15,827)       (5,885)
  Sale of equipment                                                     --         8,000
  Payments for equipment                                           (10,620)      (35,790)
                                                                ----------    ----------

         Net cash used by investing activities                     (26,447)      (33,675)
                                                                ----------    ----------

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                    THREE MONTHS ENDED MAY 31, 2003 AND 2002



                                                       2003             2002
                                                    -----------      -----------
Cash flows from financing activities:
  Treasury stock purchased                               (6,180)              --
                                                    -----------      -----------

    Net cash used by financing activities                (6,180)              --
                                                    -----------      -----------

Increase (decrease) in cash                             190,159          109,576

Cash and cash equivalents:
  Beginning                                             969,477        1,517,875
                                                    -----------      -----------

  Ending                                            $ 1,159,636        1,627,451
                                                    ===========      ===========

Supplemental information:
  Income taxes paid                                 $        --           70,477
                                                    ===========      ===========


        The accompanying notes are an integral part of these statements.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,059,640 and $1,511,536 at May 31, 2003 and 2002, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $6,508  and  $6,266 for the three months ended May 31, 2003 and 2002, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the three months ended May 31, 2003 are:



                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                   Epolin
                                    Epolin         Holding      Eliminations    Consolidated
                                 ------------    ------------   ------------    ------------
Current assets                   $  2,312,519         101,639             --       2,414,158
Non-current assets                  1,070,978         493,929       (592,548)        972,359
                                 ------------    ------------   ------------    ------------
    Total                        $  3,383,497         595,568       (592,548)      3,386,517
                                 ============    ============   ============    ============

      Total liabilities               650,848         151,689       (148,669)        653,868
                                 ------------    ------------   ------------    ------------

Stockholders' equity:
  Common stock                      2,304,558              --             --       2,304,558
  Additional paid-in capital            6,486              --             --           6,486
  Retained earnings                   616,562         443,879       (443,879)        616,562
  Treasury stock                     (194,957)             --             --        (194,957)
                                 ------------    ------------   ------------    ------------

    Total stockholders' equity      2,732,649         443,879       (443,879)      2,732,649
                                 ------------    ------------   ------------    ------------

      Total                      $  3,383,497         595,568       (592,548)      3,386,517
                                 ============    ============   ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                       Epolin
                                         Epolin        Holding      Eliminations    Consolidated
                                      ------------   ------------   ------------    ------------
Sales                                 $    686,767             --             --         686,767
Other revenue                                   --         36,435        (24,435)         12,000
                                      ------------   ------------   ------------    ------------
    Total                                  686,767         36,435        (24,435)        698,767
                                      ------------   ------------   ------------    ------------

Cost of sales                              227,751             --             --         227,751
Selling, general and administrative        213,772          3,251        (24,435)        192,588
                                      ------------   ------------   ------------    ------------

    Total                                  441,523          3,251        (24,435)        420,339

Operating income                           245,244         33,184             --         278,428

Other income - interest                      2,450            392             --           2,842
                                      ------------   ------------   ------------    ------------

Income before taxes                        247,694         33,576             --         281,270

Income taxes                               114,388          3,020             --         117,408
                                      ------------   ------------   ------------    ------------

Net income                            $    133,306         30,556             --         163,862
                                      ============   ============   ============    ============

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003

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

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of May 31, 2003 market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $ 540 and $1,235 for the three months ended May 31, 2003 and 2002, respectively.

Regulations  -  The  Company  expended  approximately  $6,043  to maintain  compliance  with certain Federal  and  State  and  City
government  regulations  relative  to  the  production  of   near
infrared dyes and specialty chemicals.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003

NOTE C - ECONOMIC DEPENDENCY:

   A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2003, approximately 42.2% of sales were to four customers. Three of these customers, located in the Eastern United States, accounted for 37.6% of sales for the three months ended May 31, 2003. During the three months ended May 31, 2002, approximately 54.6% of sales were to four customers, three of which were located in the Eastern United States and accounted for 43.6% of sales for the three months ended May 31, 2002.

NOTE D - RENTAL INCOME UNDER SUBLEASE:

The Company entered into a sublease agreement with a non-related party effective November 1, 2002 for a five-year term ending October 31, 2007. Under the terms of the lease, the tenant is to pay a base rent of $36,000 per year. In addition, the tenant is to reimburse the Company for all costs and expenses incurred by the Company for improvements to such leased property in excess of $75,000. The excess amount is recorded on the balance sheet as a note receivable, payable $2,500 a month including interest of 6% a year.

NOTE E - INVENTORIES:

                                    2003     2002
Raw materials and supplies     $  46,149    66,333
Work in process                  163,831   130,537
Finished goods                   433,395   435,598

     Total                      $643,375   632,468

NOTE F - INCOME TAXES:
                                             2003       2002
1.  Federal and State deferred tax assets include:

Temporary differences - principally from
accelerated amortization of leasehold
improvements for book purposes and
deferred compensation                      $275,368    286,575

Current portion                               2,198      1,758

Non-current portion                        $273,170    284,817

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003


NOTE F - INCOME TAXES (continued):

2.  Income tax expense:

                                            2003      2002
     Current:
     Federal                              $83,200   104,770
     State                                 24,200    30,530

       Total current                      107,400   135,300

  Deferred:
     Federal                                8,200     3,338
     State                                  1,808       883

       Total deferred                      10,008     4,221

           Total                         $117,408   139,521


NOTE G - EMPLOYEE BENEFITS:

Simplified  Employee  Pension Plan  -  Effective  June  1,  1994,
covering   all  eligible  participating  employees  as   defined.
Employer contributions totaled $9,959 and $6,607 for the three months ended May 31, 2003 and 2002, respectfully.

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

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, no options were granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of May 31, 2003.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003


NOTE G - EMPLOYEE BENEFITS (continued):

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options totaling 400,000 were exercised throughout the year ended February 28, 2003.

No options were exercised during the current quarter.


Options granted as of May 31, 2003:

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

NOTE H - TREASURY STOCK:

Consists of 689,645 shares as of May 31, 2003 at a net cost of $194,957.

The Company made purchases of 10,000 shares during the three months ended May 31, 2003.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $89,029 and $68,160 were included in cost of sales for the three months ended May 31, 2003 and 2002, respectively.
All costs were borne by the Company.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003


NOTE J - ACQUISITIONS:

On  January  29,  1998, the Company acquired 100%  of  stock  in
Epolin Holding Corp.

NOTE K - ENVIRONMENTAL MATTERS

The Company's past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor does the Company expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition or competitive position of the Company. The Company believes that its current practices and procedures comply with applicable regulations. The Company's policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in these statements.


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

Rental   expense   charged   to   operations,   eliminated    in
consolidation,  amounted to $24,435 for the three  months  ended
May 31, 2003 and 2002, respectively.

Future minimum payments for the current option period:

   Fiscal years ending February:
             2004                $73,305
             2005                 97,740
             2006                 97,740
             2007                 97,740
             2008                 65,160

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003


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

Effective March 1, 1999, the Company adopted deferred compensation agreements for two of its employees. Under the term of the agreement, each employee would receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. These agreements are no longer operative as a result of the settlement of the lawsuit which had been instituted by such two former employees, the terms of which are detailed under Subsequent Events.

Deferred compensation of $6,020 was charged to operations for the three months ended May 31, 2003 and 2002, respectively.

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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 2003


NOTE L - COMMITMENTS AND CONTINGENCIES (continued):


SUBSEQUENT EVENT:

In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. In June 2003, the Company executed an agreement which settled the lawsuit and the action has been dismissed. The settlement terms included a lump sum payment to the plaintiffs in the amount of $312,000. In addition, the Company agreed to buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). All such settlement payments have been made, and the 126,500 shares have been bought back. The Company will be reimbursed a portion of the settlement payments from it's insurance company which has agreed, subject to its final review of the executed settlement documents, to reimburse the company approximately $125,000. The Company does not believe that the terms of the settlement will likely have a material adverse effect on its results of operations, financial position or cash flows.

Other than the foregoing, there are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.