Form 10QSB
period 2003-08-31
EPOLIN INC /NJ/
filed 2003-10-09
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2003

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

    Common, no par value per share: 11,825,355 outstanding as of August 31, 2003 (excluding 816,145 treasury shares)

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

Results of Operations

      During the quarter ended August 31, 2003, the Company reported sales of approximately $681,000 as compared to sales of approximately $736,000 during the quarter ended August 31, 2002, a decrease of approximately $55,000 or 7.5%. During the six months ended August 31, 2003, the Company reported sales of approximately $1,367,000 as compared to sales of approximately $1,435,000 during the six months ended August 31, 2002, a decrease of $68,000 or 4.7%.

      Operating income for the three months ended August 31, 2003 increased to approximately $279,000 as compared to operating income of approximately $256,000 for the three months ended August 31, 2002, an increase of approximately $23,000. Operating income for the six months ended August 31, 2003 decreased to approximately $545,000 as compared to operating income of approximately $581,000 for the six months ended August 31, 2002, a decrease of approximately $36,000. This change for the six months ended August 31, 2003 compared to the comparable period of the prior year resulted primarily from an increase in selling, general and administrative expenses combined with a reduction in revenues from sales, partially offset by a reduction in cost of sales.

      Cost of sales for the three and six months ended August 31,
2003  was approximately $205,000 and $433,000, respectively,   as
compared  to cost of sales during the three and six months  ended
August 31, 2002 of approximately $263,000 and $497,000.

      During the three and six months ended August 31, 2003, the Company's selling, general and administrative expenses were approximately $197,000 and $390,000, respectively, as compared to selling, general and administrative expenses of approximately $217,000 and $357,000 for the three and six months ended August 31, 2002.

      During the three and six months ended August 31, 2003, the Company realized approximately $1,000 and $4,000, respectively, in interest income, as compared to approximately $7,000 and $13,000 in interest income for the comparable periods of the prior fiscal year.

      During the quarter ended August 31, 2003, the Company reported income before taxes of approximately $280,000 as compared to income before taxes of approximately $263,000 for the three months ended August 31, 2002. For the six months ended August 31, 2003, the Company reported income before taxes of approximately $568,000 as compared to income before taxes of approximately $600,000 for the six months ended August 31, 2002.

      Net income after taxes and an extraordinary item for a litigation settlement (see below) was approximately $73,000 or $.01 per share for the three months ended August 31, 2003 as compared to income after taxes of approximately $152,000 or $.01 per share for the three months ended August 31, 2002. For the six months ended August 31, 2003, net income after taxes and litigation settlement was approximately $243,000 or $.02 per share as compared to net income after taxes of approximately $350,000 or $.03 per share for the comparable period of the prior fiscal year. This reduction in net income for the three and six months ended August 31, 2003 is primarily due to the extraordinary item recognized in the quarter ended August 31, 2003 in connection with the settlement reached in the litigation commenced in December 2000 by two individuals (each a former director and former employee of the Company). The settlement included a lump sum payment to the plaintiffs in such action in the amount of $312,000. In addition, the Company bought back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). Subsequent to the quarter ended August 31, 2003, the Company was reimbursed a portion of the settlement proceeds from its insurance company in the amount of $118,560. The lump sum payment resulted in an extraordinary loss of $110,261, net of income tax benefit of $83,179.

Liquidity and Capital Resources

      On August 31, 2003, the Company had working capital of approximately $1,808,000, an equity to debt ratio of approximately 7.0 to 1, and stockholders' equity of approximately $2,522,000. On August 31, 2003, the Company had approximately $368,000 in cash and cash equivalents, total assets of approximately $2,884,000 and total liabilities of approximately $362,000.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624. During the six months ended August 31, 2003, a total of 135,500 shares were repurchased at a cumulative cost of $75,755 which included 125,500 shares repurchased from one of the plaintiffs in the settlement of the aforesaid litigation. During the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     In August 2003, the Company paid a $.02 cash dividend to its stockholders. During the fiscal year ended February 28, 2003, the Company paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. During the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.


Item 3.   Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

      In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. In June 2003, the Company executed an agreement which settled the lawsuit and the action has been dismissed. The settlement terms included a lump sum payment to the plaintiffs in the amount of $312,000. In addition, the Company agreed to buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). All such settlement payments have been made, and the 126,500 shares have been bought back. Subsequent to the quarter ended August 31, 2003, the Company was reimbursed a portion of the settlement payments from its insurance company in the amount of $118,560. Although the Company has denied and continues to deny all claims asserted in the lawsuit, Management determined, in conjunction with advice of counsel, that it was in the best interests of the Company and its stockholders to settle the action on the terms as agreed taking into account various factors including the uncertainty and risks inherent in any litigation. The Company does not believe that the terms of the settlement will likely have a material adverse effect on its results of operations, financial position or cash flows.

     Other than the foregoing, there are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

        On    August   12,   2003,   an   annual   meeting     of
stockholders was held to elect six Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify. At such meeting, Murray S. Cohen, James Ivchenko, Claire Bluestein, Morris Dunkel, James R. Torpey, Jr. and Peter Kenny, each an incumbent director, were duly elected as directors of the Company. Each of Murray S. Cohen, James Ivchenko, Claire Bluestein and Morris Dunkel received 10,825,945 affirmative votes and 41,000 negative votes, James
R. Torpey, Jr. received 10,864,145 affirmative votes and 2,800 negative votes and Peter Kenny received 10,784,145 affirmative votes and 82,800 negative votes.


Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

        31.2 Certification of Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and
15d-14 of the Exchange Act)

        32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 2003.

             None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



Dated: October 8, 2003      By: /s/ Murray S. Cohen
                                Murray S. Cohen,
                                Chairman of the Board
                                and Chief Executive Officer



Dated: October 8, 2003      By: /s/ James Ivchenko
                                James Ivchenko,
                                President (Principal Financial
                                Officer)

                   EPOLIN, INC. AND SUBSIDIARY

                      FINANCIAL STATEMENTS

                SIX MONTHS ENDED AUGUST 31, 2003
                       AND AUGUST 31, 2002

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

                   ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

  We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2003 and 2002 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

  A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying August 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.







                           IWA FINANCIAL CONSULTING LLC

September 18, 2003

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                August 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
Current assets:
  Cash and cash equivalents                              $  367,782    1,221,649
  Accounts receivable                                       831,410      363,365
  Inventories                                               687,018      603,116
  Prepaid expenses                                           30,523       16,284
  Deferred tax assets-current portion                         1,376        1,758
                                                         ----------   ----------

     Total current assets                                 1,918,109    2,206,172
                                                         ----------   ----------

Plant, property and equipment - at cost:
  Land                                                       81,000       81,000
  Building                                                  369,000      369,000
  Machinery and equipment                                   243,111      220,567
  Furniture and fixtures                                     12,223       12,223
  Leasehold improvements                                    591,543      534,287
                                                         ----------   ----------

     Total                                                1,296,877    1,217,077

  Less: Accumulated depreciation and amortization           702,291      674,069
                                                         ----------   ----------

     Net plant, property and equipment                      594,586      543,008
                                                         ----------   ----------

Other assets:
  Deferred tax assets-non current portion                   226,816      286,685
  Cash value - life insurance policy                        144,413      122,700
                                                         ----------   ----------

     Total other assets                                     371,229      409,385
                                                         ----------   ----------

     Total                                               $2,883,924    3,158,565
                                                         ==========   ==========



        The accompanying notes are an integral part of these statements.

                                EPOLIN, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS (CONTINUED)

                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           August 31,
                                                                    -----------------------
                                                                       2003         2002
                                                                    ----------   ----------
Current liabilities:
  Accounts payable                                                  $    8,099        5,769
  Accrued expenses                                                      98,664       91,767
  Taxes payable:
    Payroll                                                              1,737        6,334
    Income                                                               1,819       11,080
                                                                    ----------   ----------

    Total current liabilities                                          110,319      114,950
                                                                    ----------   ----------

Other liabilities:
  Deferred compensation                                                251,971      335,519
  Loans payable-officers                                                    --           --
                                                                    ----------   ----------

    Total other liabilities                                            251,971      335,519
                                                                    ----------   ----------

      Total liabilities                                                362,290      450,469
                                                                    ----------   ----------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,641,500 and 12,529,000 shares issued and outstanding
    at 2003 and 2002, respectively                                   2,320,808    2,295,183
  Paid-in capital                                                        6,486        6,486
  Retained earnings                                                    458,872      576,580
                                                                    ----------   ----------

      Total                                                          2,786,166    2,878,249
  Less: Treasury stock-at cost                                         264,532      170,153
                                                                    ----------   ----------

    Total stockholders' equity                                       2,521,634    2,708,096
                                                                    ----------   ----------

    Total                                                           $2,883,924    3,158,565
                                                                    ==========   ==========


              The accompanying notes are an integral part of these statements.

                             EPOLIN, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                      SIX MONTHS ENDED AUGUST 31, 2003 AND 2002


                                                             2003           2002
                                                         ------------   ------------

Sales                                                    $  1,367,485      1,434,764
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               432,590        497,349
  Selling, general and administrative                         389,525        356,582
                                                         ------------   ------------

    Total                                                     822,115        853,931
                                                         ------------   ------------

Operating income                                              545,370        580,833
                                                         ------------   ------------

Other income:
  Rental income                                                18,000             --
  Interest                                                      4,277         12,771
  Gain on sale of assets                                           --          6,200
                                                         ------------   ------------
    Total other income                                         22,277         18,971
                                                         ------------   ------------

Income before taxes                                           567,647        599,804

Income taxes                                                  214,107        249,913
                                                         ------------   ------------

Income before extraordinary item                              353,540        349,891

Extraordinary item - litigation settlement (net of
income tax benefit of $83,179)                                110,261             --
                                                         ------------   ------------

Net income                                               $    243,279        349,891
                                                         ============   ============

Per share data:
  Basic earnings per common share                                0.02           0.03
                                                         ============   ============

  Fully diluted earnings per common share                        0.02           0.03
                                                         ============   ============

  Weighted average number of common shares outstanding     11,909,447     11,881,855
                                                         ============   ============


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2003 AND 2002


                                                         2003           2002
                                                     ------------   ------------

Sales                                                $    680,718        736,408
                                                     ------------   ------------

Cost of sales and expenses:
  Cost of sales                                           204,839        262,902
  Selling, general and administrative                     196,937        217,388
                                                     ------------   ------------

    Total                                                 401,776        480,290
                                                     ------------   ------------

Operating income                                          278,942        256,118
                                                     ------------   ------------

Other income - interest                                     1,435          6,683
                                                     ------------   ------------

Income before taxes                                       280,377        262,801

Income taxes                                               96,699        110,392
                                                     ------------   ------------

Income before extraordinary item                          183,678        152,409

Extraordinary item - litigation settlement (net of
income tax benefit of $83,179)                            110,261             --
                                                     ------------   ------------

Net income                                           $     73,417        152,409
                                                     ============   ============

Per share data:
  Basic earnings per common share                            0.01           0.01
                                                     ============   ============

  Fully diluted earnings per common share                    0.01           0.01
                                                     ============   ============

  Weighted average number of
    common shares outstanding                          11,909,447     11,881,855
                                                     ============   ============



        The accompanying notes are an integral part of these statements.

                                      EPOLIN, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               SIX MONTHS ENDED AUGUST 31, 2003 AND 2002


                                            Additional      Retained
                               Common        Paid-in-       Earnings        Treasury      Stockholders'
                                Stock        Capital        Deficit           Costs           Equity
                            ------------   ------------   ------------    ------------    ------------

Balance - March 1, 2002     $  2,295,183          6,486        701,963        (170,153)      2,833,479

Dividends paid                        --             --       (475,274)             --        (475,274)

Net income                            --             --        349,891              --         349,891
                            ------------   ------------   ------------    ------------    ------------

Balance - August 31, 2002   $  2,295,183          6,486        576,580        (170,153)      2,708,096
                            ============   ============   ============    ============    ============



Balance - March 1, 2003     $  2,304,558          6,486        452,700        (188,777)      2,574,967

Common stock issued for
  stock option                    16,250             --             --              --          16,250

Dividends paid                        --             --       (237,107)             --        (237,107)

Treasury stock purchased              --             --             --         (75,755)        (75,755)

Net income                            --             --        243,279              --         243,279
                            ------------   ------------   ------------    ------------    ------------

Balance - August 31, 2003   $  2,320,808          6,486        458,872        (264,532)      2,521,634
                            ============   ============   ============    ============    ============



        The accompanying notes are an integral part of these statements.

                               EPOLIN, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED AUGUST 31, 2003 AND 2002


                                                                   2003          2002
                                                                ----------    ----------
Cash flows from operating activities:
  Net income                                                    $  243,279       349,891
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   14,871        13,170
    Deferred tax expense                                            57,184         2,353
    Obligation under deferred compensation agreement               (95,587)       12,038
    Gain on sale of assets                                              --        (6,200)
  (Increase) decrease in:
    Accounts receivable                                           (459,949)        2,470
    Inventories                                                    (57,706)       39,521
    Prepaid expenses                                               110,459        24,845
    Notes receivable                                                14,139            --
  Increase (decrease) in:
    Accounts payable                                                 1,689       (14,805)
    Accrued expenses                                               (60,258)      (57,639)
    Taxes payable                                                    1,416       (92,931)
                                                                ----------    ----------

      Net cash provided by operating activities                   (230,463)      272,713
                                                                ----------    ----------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                   (15,827)      (11,770)
  Sale of equipment                                                     --         8,000
  Payments for equipment                                           (58,793)      (89,895)
                                                                ----------    ----------

      Net cash used by investing activities                        (74,620)      (93,665)
                                                                ----------    ----------



        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                    SIX MONTHS ENDED AUGUST 31, 2003 AND 2002


                                                        2003            2002
                                                     ----------      ----------
Cash flows from financing activities:
  Issuance of common stock                               16,250              --
  Dividends paid                                       (237,107)       (475,274)
  Treasury stock purchased                              (75,755)             --
                                                     ----------      ----------

    Net cash used by financing activities              (296,612)       (475,274)
                                                     ----------      ----------

Increase (decrease) in cash                            (601,695)       (296,226)

Cash and cash equivalents:
  Beginning                                             969,477       1,517,875
                                                     ----------      ----------

  Ending                                             $  367,782       1,221,649
                                                     ==========      ==========

Supplemental information:
  Income taxes paid                                  $  186,400         345,182
                                                     ==========      ==========



        The accompanying notes are an integral part of these statements.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $267,800 and $1,200,025 at August 31, 2003 and 2002, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $14,871 and $13,170 for the six months ended August 31, 2003 and 2002, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the six months ended August 31, 2003 are:

                              CONDENSED CONSOLIDATING BALANCE SHEET

                                                         Epolin
                                         Epolin          Holding     Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------

Current assets                        $  1,795,006         123,103             --       1,918,109
Non-current assets                       1,087,099         521,021       (642,305)        965,815
                                      ------------    ------------   ------------    ------------
   Total                              $  2,882,105         644,124       (642,305)      2,883,924
                                      ============    ============   ============    ============
     Total liabilities                     360,471         175,965       (174,146)        362,290
                                      ------------    ------------   ------------    ------------

Stockholders' equity:
   Common stock                          2,320,808              --             --       2,320,808
   Additional paid-in capital                6,486              --             --           6,486
   Retained earnings                       458,872         468,159       (468,159)        458,872
   Treasury stock                         (264,532)             --             --        (264,532)
                                      ------------    ------------   ------------    ------------
     Total stockholders' equity          2,521,634         468,159       (468,159)      2,521,634
                                      ------------    ------------   ------------    ------------
        Total                         $  2,882,105         644,124       (642,305)      2,883,924
                                      ============    ============   ============    ============


                           CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                         Epolin
                                         Epolin          Holding     Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------

Sales                                 $  1,367,485              --             --       1,367,485
Other revenue                                   --          66,870        (48,870)         18,000
                                      ------------    ------------   ------------    ------------
   Total                                 1,367,485          66,870        (48,870)      1,385,485
                                      ------------    ------------   ------------    ------------

Cost of sales                              432,590              --             --         432,590
Selling, general and administrative        541,354           7,302        (48,870)        499,786
                                      ------------    ------------   ------------    ------------

   Total                                   973,944           7,302        (48,870)        932,376

Operating income                           393,541          59,568             --         453,109

Other income - interest                      3,589             688             --           4,277
                                      ------------    ------------   ------------    ------------
Income before taxes                        397,130          60,256             --         457,386

Income taxes                               208,687           5,420             --         214,107
                                      ------------    ------------   ------------    ------------
Net income                            $    188,443          54,836             --         243,279
                                      ============    ============   ============    ============





                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003

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

Stock Options - As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, the Company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, under which compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of August 31, 2003 market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $1,765 and $3,808 for the six months ended August 31, 2003 and 2002, respectively.

Regulations  -  The  Company expended  approximately  $11,338  to maintain  compliance  with certain Federal  and  State  and  City
government  regulations  relative  to  the  production  of   near
infrared dyes and specialty chemicals.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003

NOTE C - ECONOMIC DEPENDENCY:

   A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2003, approximately 67.0% of sales were to four customers. Three of these customers, located in the Eastern United States, accounted for 58.6% of sales. During the six months ended August 31, 2002, approximately 55.4% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 44.1% of sales.

NOTE D - RENTAL INCOME UNDER SUBLEASE:

The Company entered into a sublease agreement with a non-related party effective November 1, 2002 for a five-year term ending October 31, 2007. Under the terms of the lease, the tenant is to pay a base rent of $36,000 per year. In addition, the tenant is to reimburse the Company for all costs and expenses incurred by the Company for improvements to such leased property in excess of $75,000. The excess amount was recorded on the balance sheet as a note receivable. Payments on the note were $2,500 a month including interest of 6% a year. The note was paid in full as of August 31, 2003.

NOTE E - INVENTORIES:

                                        2003     2002
     Raw materials and supplies     $  59,448    48,346
     Work in process                  119,596   171,644
     Finished goods                   507,974   383,126

     Total                           $687,018   603,116

NOTE F - INCOME TAXES:
                                             2003    2002
1.  Federal and State deferred tax assets include:

  Temporary differences - principally from
    accelerated amortization of leasehold
    improvements for book purposes and
     deferred compensation                 $228,192 288,443

  Current portion                             1,376   1,758

  Non-current portion                      $226,816 286,685

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003


NOTE F - INCOME TAXES (continued):

2.  Income tax expense:

                                       2003           2002
     Current:
     Federal                        $157,780        191,700
     State                            45,417         55,860

       Total current                 203,197        247,560

  Deferred:
     Federal                           8,910          1,861
     State                             2,000            492

       Total deferred                 10,910          2,353

           Total                    $214,107        249,913


NOTE G - EMPLOYEE BENEFITS:

Simplified  Employee  Pension Plan  -  Effective  June  1,  1994,
covering   all  eligible  participating  employees  as   defined.
Employer contributions totaled $18,515 and $12,212 for the six months ended August 31, 2003 and 2002, respectfully.

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

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, no options were granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of August 31, 2003.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003


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

Options   totaling  75,000  were  exercised  during  the  current
quarter.


Options granted as of August 31, 2003:

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

NOTE H - TREASURY STOCK:

Consists of 816,145 shares as of August 31, 2003 at a net cost of $264,532.

The Company made purchases of 136,500 shares during the six months ended August 31, 2003.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $184,330 and $141,019 were included in cost of sales for the six months ended August 31, 2003 and 2002, respectively.
All costs were borne by the Company.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003


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

Rental   expense   charged   to   operations,   eliminated    in
consolidation,  amounted to $48,870 for  the  six  months  ended
August 31, 2003 and 2002, respectively.

Future minimum payments for the current option period:

   Fiscal years ending February:
             2004                $48,870
             2005                 97,740
             2006                 97,740
             2007                 97,740
             2008                 65,160

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003


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

Effective March 1, 1999, the Company adopted deferred compensation agreements for two of its employees. Under the term of the agreement, each employee would receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. These agreements are no longer operative as a result of the settlement of the lawsuit, which had been instituted by such two former employees, the terms of which are detailed under Note M - Extraordinary Item.

Deferred compensation of $12,040 was charged to operations for the six months ended August 31, 2003 and 2002, respectively.

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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003


NOTE M - EXTRAORDINARY ITEM:


In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. In June 2003, the Company executed an agreement, which settled the lawsuit, and the action has been dismissed. The settlement included a lump sum payment to the plaintiffs in the amount of $312,000. In addition, the Company agreed to buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share) as treasury stock. The Company will be reimbursed a portion of the settlement payments from it's insurance company in the amount of $118,560.

The lump sum payment resulted in an extraordinary loss of $110,261, net of income tax benefit of $83,179.