Form 10QSB
period 2003-11-30
EPOLIN INC /NJ/
filed 2004-01-14
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, DC 20549

                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Yes   [  X   ] No   [      ]

State the number of shares outstanding of each of the Issuer(s classes of common equity, as of the latest practicable date:

Common, no par value per share: 11,850,355 outstanding as of November 30, 2003 (excluding 853,645 treasury shares)

PART I  FINANCIAL INFORMATION



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

Results of Operations

     During the quarter ended November 30, 2003, the Company reported sales of approximately $561,000 as compared to sales of approximately $792,000 during the quarter ended November 30, 2002, a decrease of approximately $231,000 or 29%. During the nine months ended November 30, 2003, the Company reported sales of approximately $1,929,000 as compared to $2,227,000 during the nine months ended November 30, 2002, a decrease of approximately $298,000 or 13%.

     The reduction in sales for the nine months ended November 30,
2003 compared to the comparable period of the prior year is primarily the result of a significant reduction in sales which occurred in the three month period covered by this report. Beginning with the first quarter of the current fiscal year, the Company has had a reduced level of orders from one of its historically largest customers. However, the Company experienced the most significant drop in orders from this customer in the quarter ended November 30, 2003. While the Company does not anticipate that this will be a trend and is hopeful that higher sales levels for this customer will be achieved in the future, there can be no assurance
that such will be the case.   The Company has also experienced a recent
reduction in orders from another large customer (located overseas) primarily for the Company's dyes for welding.

     Operating income for the three months ended November 30, 2003 decreased to approximately $175,000 as compared to $375,000 for the three months ended November 30, 2002, a decrease of approximately $200,000. Operating income for the nine months ended November 30, 2003 decreased to approximately $720,000 as compared to $956,000 for the nine months ended November 30, 2002, a decrease of approximately $236,000. This change for the nine months ended November 30, 2003 compared to the comparable period of the prior year is principally due to the reduction in revenues from sales which primarily occurred in the quarter ended November 30, 2003, while the total of cost of sales and expenses for the nine months ended November 30, 2003 remained near the level of such total of cost of sales and expenses for the nine months ended November 30, 2002.

     The total of cost of sales and expenses for the three and nine months ended November 30, 2003 were approximately $387,000 and $1,209,000, respectively, as compared to $417,000 and $1,271,000, respectively, for the three and nine months ended November 30, 2002. Cost of sales for the three and nine months ended November 30, 2003 was approximately $158,000 and $590,000, respectively, as compared to $217,000 and $715,000, respectively, for the three and nine months ended November 30, 2002. The Company's selling, general and administrative expenses were approximately $229,000 and $618,000 for the three and nine months ended November 30, 2003 as compared to $200,000 and $557,000 for the three and nine months ended November 30, 2002.

     During the three and nine months ended November 30, 2003, the Company realized approximately $9,000 and $27,000 in rental income as compared to $3,000 in rental income for the three and nine months ended
November 30, 2002.   Effective November 1, 2002, the Company began to
sublease approximately 2,500 square feet of its space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000.

     Interest income for the three and nine months ended November 30, 2003 was $1,000 and $5,000, respectively, as compared to $4,000 and $17,000 for the comparable periods of the prior fiscal year.

     During the quarter ended November 30, 2003, the Company reported income before taxes of approximately $185,000 as compared to $382,000 for the three months ended November 30, 2002. For the nine months ended November 30, 2003, the Company reported income before taxes of approximately $753,000 as compared to $982,000 for the nine months ended November 30, 2002.

     Net income after taxes was approximately $123,000 or $.01 per share for the three months ended November 30, 2003 as compared to $237,000 or $.02 per share for the three months ended November 30, 2002. For the nine months ended November 30, 2003, net income after taxes and an extraordinary item for a litigation settlement (see below) was approximately $367,000 or $.03 per share as compared to net income after taxes of approximately $587,000 or $.05 per share for the comparable period of the prior fiscal year. This reduction in net income for the three and nine months ended November 30, 2003 is primarily due to the reduction in sales as described above while the aggregate of cost of sales and expenses has remained fairly constant, together with an extraordinary item recognized in the quarter ended August 31, 2003 in connection with the settlement reached in the litigation commenced in December 2000 by two individuals (each a former director and former employee of the Company). The settlement included a lump sum payment to the plaintiffs in such action in the amount of $312,000. In addition, the Company bought back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). During the quarter ended November 30, 2003, the Company was reimbursed a portion of the settlement proceeds from its insurance company in the amount of $118,560.

     Although sales have clearly declined and net income has decreased, the Company has still remained profitable and Management still feels confident with its market position in terms of availability of dyes and their performance. In this regard, the Company has in recent months shipped developmental quantities of dyes to certain new customers which
Management is hopeful will lead to a stream of new ongoing business for the Company's products. Of course, there can be no assurance that such will be the case or that the Company will be able to maintain its market position.

Liquidity and Capital Resources

     On November 30, 2003, the Company had working capital of approximately $1,891,000, a debt to equity ratio of approximately 0.15 to 1, and stockholders' equity of approximately $2,636,000. On November 30, 2003, the Company had approximately $728,000 in cash and cash equivalents, total assets of approximately $3,027,000 and total liabilities of approximately $392,000.

        The Company believes that its available cash, cash flow from operations and projected revenues will be sufficient to fund the Company's operations for more than the next 12 months.

     The Company expects to incur in fiscal 2004 approximately $55,000 in renovation costs to improve the exterior of its facility in Newark, New Jersey. Other than the foregoing, the Company does not anticipate making any other significant capital expenditures in fiscal 2004 as it believes its present machinery and equipment, in conjunction with the interior renovations previously done to its facility in Newark, New Jersey in fiscal 2003, will be sufficient to meet its near term needs.

          Inflation has not significantly impacted the Company's operations.

Other Information

       In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall
financial and market conditions and other corporate considerations.   The
repurchase program may be suspended without further notice. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624. During the nine months ended November 30, 2003, a total of 174,000 shares were repurchased at a cumulative cost of $98,255 which included 125,500 shares repurchased from one of the plaintiffs in the settlement of the aforesaid litigation. During the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

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

     Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, recently announced his intention to step down as Chief Executive Officer at an undetermined future date, while continuing to remain as Chairman of the Board. Dr. Cohen has indicated that he will remain as Chief Executive Officer until such time that the Company finds a suitable replacement and, in this regard, the Board of Directors recently formed a search committee. Nevertheless, insofar that the Company is confident that it will be able to find a suitable replacement and together with Dr. Cohen's intention not to step down as Chairman of the Board and that he will remain involved with the business (although not on a full-time basis), the Company believes that such change will not have a material adverse effect of the Company's business operations.


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

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

     In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. In June 2003, the Company executed an agreement which settled the lawsuit and the action has been dismissed. The settlement terms included a lump sum payment to the plaintiffs in the amount of $312,000. In addition, the Company agreed to buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). All such settlement payments have been made, and the 126,500 shares have been bought back. During the quarter ended November 30, 2003, the Company was reimbursed a portion of the settlement payments
from its insurance company in the amount of $118,560.   Although the
Company has denied and continues to deny all claims asserted in the lawsuit, Management determined, in conjunction with advice of counsel, that it was in the best interests of the Company and its stockholders to settle the action on the terms as agreed taking into account various factors including the uncertainty and risks inherent in any litigation.

     Other than the foregoing, there are no other material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of SecurityHolders.

     None.


Item 5.  Other Information.

     None.


Item 6.  Exhibits and Reports on Form 8K.

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

     (b)  Reports on Form 8K.

     Listed below are reports on Form 8K filed during the fiscal quarter ended November 30, 2003.

     None.

                            SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EPOLIN, INC.
                              (Registrant)



Dated: January 14, 2004       By: /s/ Murray S. Cohen
                              Murray S. Cohen,
                              Chairman of the Board
                              and Chief Executive Officer



Dated: January 14, 2004       By: /s/ James Ivchenko
                              James Ivchenko,
                              President (Principal Financial
                              Officer)

EPOLIN, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2003
AND NOVEMBER 30, 2002

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

ACCOUNTANT'S REVIEW REPORT




To the Board of Directors
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

   We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2003 and 2002 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

   A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying November 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.


                        IWA FINANCIAL CONSULTING LLC

December 18, 2003

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         November 30,
                                                   -----------------------
                                                      2003         2002
                                                   ----------   ----------
Current assets:
 Cash and cash equivalents                         $  728,278    1,244,569
 Accounts receivable                                  462,043      582,052
 Inventories                                          760,642      598,998
 Notes receivable                                          --       21,405
 Prepaid expenses                                      72,669       35,853
 Deferred tax assets-current portion                    1,376        1,758
                                                   ----------   ----------

    Total current assets                            2,025,008    2,484,635
                                                   ----------   ----------
Plant, property and equipment - at cost:
 Land                                                  81,000       81,000
 Building                                             369,000      369,000
 Machinery and equipment                              243,111      222,581
 Furniture and fixtures                                12,223       12,223
 Leasehold improvements                               599,139      538,315
                                                   ----------   ----------

    Total                                           1,304,473    1,223,119

Less: Accumulated depreciation and amortization       708,799      680,778
                                                   ----------   ----------

    Net plant, property and equipment                 595,674      542,341
                                                   ----------   ----------
Other assets:
 Deferred tax assets-non current portion              239,912      286,918
 Cash value - life insurance policy                   166,772      128,586
                                                   ----------   ----------

    Total other assets                                406,684      415,504
                                                   ----------   ----------

    Total                                          $3,027,366    3,442,480
                                                   ==========   ==========


        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         November 30,
                                                                   -----------------------
                                                                      2003         2002
                                                                   ----------   ----------
Current liabilities:
 Accounts payable                                                  $   14,101        3,250
 Accrued expenses                                                     115,206      114,342
 Taxes payable:
  Payroll                                                               1,569        1,342
  Income                                                                2,769       37,820
                                                                   ----------   ----------
  Total current liabilities                                           133,645      156,754
                                                                   ----------   ----------

Other liabilities - Deferred compensation                             257,991      341,538
                                                                   ----------   ----------

    Total liabilities                                                 391,636      498,292
                                                                   ----------   ----------

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $15.513 par value; 940,000 shares authorized;
  none issued
 Preferred stock, series A convertible non-cumulative,
  $2.50 par value; redemption price and liquidation preference;
  60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized;
  12,704,000 and 12,554,000 shares issued, 11,850,355 and
  11,894,355 shares outstanding at 2003 and 2002, respectively      2,333,933    2,301,433
  Paid-in capital                                                       6,486        6,486
  Retained earnings                                                   582,343      813,922
                                                                   ----------   ----------

    Total                                                           2,922,762    3,121,841
Less: Treasury stock-at cost                                          287,032      177,653
                                                                   ----------   ----------

  Total stockholders' equity                                        2,635,730    2,944,188
                                                                   ----------   ----------

  Total                                                            $3,027,366    3,442,480
                                                                   ==========   ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

                                                               2003          2002
                                                           -----------   -----------
Sales                                                      $ 1,928,891     2,226,836
                                                           -----------   -----------
Cost of sales and expenses:
 Cost of sales                                                 590,442       714,526
 Selling, general and administrative                           618,318       556,748
                                                           -----------   -----------

    Total                                                    1,208,760     1,271,274
                                                           -----------   -----------

Operating income                                               720,131       955,562
                                                           -----------   -----------
Other income:
 Rental income                                                  27,000         3,000
 Interest                                                        5,491        17,091
 Gain on sale of assets                                             --         6,200
                                                           -----------   -----------
    Total other income                                          32,491        26,291
                                                           -----------   -----------

Income before taxes                                            752,622       981,853

Income taxes                                                   275,611       394,620
                                                           -----------   -----------

Income before extraordinary item                               477,011       587,233

Extraordinary item - litigation settlement (net of
income tax benefit of $83,179)                                 110,261            --
                                                           -----------   -----------

Net income                                                 $   366,750       587,233
                                                           ===========   ===========
Per share data:
 Basic earnings per common share                                  0.03          0.05
                                                           ===========   ===========

 Fully diluted earnings per common share                          0.03          0.05
                                                           ===========   ===========

 Weighted average number of common shares outstanding       11,909,447    11,891,470
                                                           ===========   ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

                                                 2003          2002
                                             -----------   -----------

Sales                                        $   561,406       792,072
                                             -----------   -----------
Cost of sales and expenses:
 Cost of sales                                   157,852       217,177
 Selling, general and administrative             228,793       200,166
                                             -----------   -----------

    Total                                        386,645       417,343
                                             -----------   -----------

Operating income                                 174,761       374,729
                                             -----------   -----------
Other income:
 Rental income                                     9,000         3,000
 Interest                                          1,214         4,320
                                             -----------   -----------
    Total other income                            10,214         7,320
                                             -----------   -----------

Income before taxes                              184,975       382,049
                                             -----------   -----------

Income taxes                                      61,504       144,707
                                             -----------   -----------

Net income                                   $   123,471       237,342
                                             ===========   ===========
Per share data:
 Basic earnings per common share                    0.01          0.02
                                             ===========   ===========

 Fully diluted earnings per common share            0.01          0.02
                                             ===========   ===========
 Weighted average number of
  common shares outstanding                   11,909,447    11,891,470
                                             ===========   ===========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002


                                                  Additional      Retained
                                     Common        Paid-in-       Earnings       Treasury     Stockholders'
                                     Stock         Capital        Deficit         Costs          Equity
                                  ------------   ------------   ------------   ------------   ------------
Balance - March 1, 2002           $  2,295,183          6,486        701,963       (170,153)     2,833,479

Common stock issued for
 stock option                            6,250             --             --             --          6,250

Dividends paid                              --             --       (475,274)            --       (475,274)

Treasury stock purchased                    --             --             --         (7,500)        (7,500)

Net income                                  --             --        587,233             --        587,233
                                  ------------   ------------   ------------   ------------   ------------

Balance - November 30, 2002       $  2,301,433          6,486        813,922       (177,653)     2,944,188
                                  ============   ============   ============   ============   ============


Balance - March 1, 2003           $  2,304,558          6,486        452,700       (188,777)     2,574,967

Common stock issued for
 stock option                           29,375             --             --             --         29,375

Dividends paid                              --             --       (237,107)            --       (237,107)

Treasury stock purchased                    --             --             --        (98,255)       (98,255)

Net income                                  --             --        366,750             --        366,750
                                  ------------   ------------   ------------   ------------   ------------

Balance - November 30, 2003       $  2,333,933          6,486        582,343       (287,032)     2,635,730
                                  ============   ============   ============   ============   ============


        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

                                                                     2003          2002
                                                                  ----------    ----------
Cash flows from operating activities:
 Net income                                                       $  366,750       587,233
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                      21,379        19,879
   Deferred tax expense                                               44,088         2,120
   Obligation under deferred compensation agreement                  (89,567)       18,059
   Gain on sale of assets                                                 --        (6,200)
 (Increase) decrease in:
   Accounts receivable                                               (90,582)     (216,217)
   Inventories                                                      (131,330)       43,639
   Prepaid expenses                                                   68,313         5,276
   Notes receivable                                                   14,139       (21,405)
 Increase (decrease) in:
   Accounts payable                                                    7,691       (17,324)
   Accrued expenses                                                  (43,716)      (35,064)
   Taxes payable                                                       2,198       (71,182)
                                                                  ----------    ----------

      Net cash provided by operating activities                      169,363       308,814
                                                                  ----------    ----------

Cash flows from investing activities:
 Increase in cash value - life insurance policy                      (38,186)      (14,656)
 Sale of equipment                                                        --         8,000
 Payments for equipment                                              (66,389)      (98,940)
                                                                  ----------    ----------

      Net cash used by investing activities                         (104,575)     (105,596)
                                                                  ----------    ----------

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  NINE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

                                                                     2003          2002
                                                                  ----------    ----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                               29,375         6,250
 Dividends paid                                                     (237,107)     (475,274)
 Treasury stock purchased                                            (98,255)       (7,500)
                                                                  ----------    ----------

    Net cash used by financing activities                           (305,987)     (476,524)
                                                                  ----------    ----------

Increase (decrease) in cash                                         (241,199)     (273,306)

Cash and cash equivalents:
 Beginning                                                           969,477     1,517,875
                                                                  ----------    ----------

 Ending                                                           $  728,278     1,244,569
                                                                  ==========    ==========
Supplemental information:
 Income taxes paid                                                $  281,400       463,557
                                                                  ==========    ==========

        The accompanying notes are an integral part of these statements.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $628,000 and $1,145,000 at November 30, 2003 and 2002, respectively.
In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments   The carrying amount of all
reported assets and liabilities, which represent financial instruments, approximate the fair values of such amounts due to the nature of their relatively short maturity.

Plant, Property and Equipment - Stated at cost. Provisions for depreciation are computed on the straight-line and declining balance methods, based upon the estimated useful lives of the various assets.

The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

Depreciation and amortization expense totaled $21,379 and $19,879 for the nine months ended November 30, 2003 and 2002, respectively.


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the nine months ended November 30, 2003 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                         Epolin
                                          Epolin         Holding     Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Current assets                         $  1,875,619        149,389             --      2,025,008
Non-current assets                        1,148,978        525,366       (671,986)     1,002,358
                                       ------------   ------------   ------------   ------------
   Total                               $  3,024,597        674,755       (671,986)     3,027,366
                                       ============   ============   ============   ============
    Total liabilities                       388,867        178,845       (176,076)       391,636
                                       ------------   ------------   ------------   ------------
Stockholders' equity:
 Common stock                             2,333,933             --             --      2,333,933
 Additional paid-in capital                   6,486             --             --          6,486
 Retained earnings                          582,343        495,910       (495,910)       582,343
 Treasury stock                            (287,032)            --             --       (287,032)
                                       ------------   ------------   ------------   ------------
   Total stockholders' equity             2,635,730        495,910       (495,910)     2,635,730
                                       ------------   ------------   ------------   ------------
    Total                              $  3,024,597        674,755       (671,986)     3,027,366
                                       ============   ============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                         Epolin
                                          Epolin         Holding     Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Sales                                  $  1,928,891             --             --      1,928,891
Other revenue                                    --        100,305        (73,305)        27,000
                                       ------------   ------------   ------------   ------------
   Total                                  1,928,891        100,305        (73,305)     1,955,891
                                       ------------   ------------   ------------   ------------
Cost of sales                               590,442             --             --        590,442
Selling, general and administrative         791,331         10,553        (73,305)       728,579
                                       ------------   ------------   ------------   ------------
   Total                                  1,381,773         10,553        (73,305)     1,319,021
Operating income                            547,118         89,752             --        636,870
Other income - interest                       4,486          1,005             --          5,491
                                       ------------   ------------   ------------   ------------
Income before taxes                         551,604         90,757             --        642,361
Income taxes                                267,441          8,170             --        275,611
                                       ------------   ------------   ------------   ------------
Net income                             $    284,163         82,587             --        366,750
                                       ============   ============   ============   ============

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003

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

Stock Option Plans - The Company measures compensation cost for stock options using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of November 30, 2003 market price in excess of exercise price of certain options was deemed immaterial to the financial statements

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $2,430 and $9,493 for the nine months ended November 30, 2003 and 2002, respectively.

Regulations - The Company expended approximately $14,727 to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003

NOTE C - ECONOMIC DEPENDENCY:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2003, approximately 62.1% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 38.9% of sales. During the nine months ended November 30, 2002, approximately 52.7% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 66.3% of sales.

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

NOTE E - INVENTORIES:

                                           2003      2002

     Raw materials and supplies       $  48,457    47,948
     Work in process                    196,408   149,898
     Finished goods                     515,777   401,152

     Total                            $ 760,642   598,998

NOTE F - INCOME TAXES:
                                                  2003         2002
1.  Federal and State deferred tax assets include:

     Temporary differences   principally from
       accelerated amortization of leasehold
       improvements for book purposes and
       deferred compensation                    $241,288     288,676

     Current portion                               1,376       1,758

     Non-current portion                        $239,912     286,918

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003


NOTE F - INCOME TAXES (continued):

2.  Income tax expense:

                                             2003          2002
     Current:
          Federal                         $178,400       302,300
          State                             53,123        90,200

     Total current                         231,523       392,500

     Deferred:
          Federal                           35,147         1,677
          State                              8,941           443

     Total deferred                         44,088         2,120

     Total                                $275,611       394,620


NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $28,592 and $19,019 for the nine months ended November 30, 2003 and 2002, respectfully.

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

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, no options were granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. During the year ended February 28, 2002, the Company issued 185,000 shares of common stock to three employees. Common stock issued for all prior years totaled 270,000 shares. Options totaling 35,000 expired for all prior years. There were no outstanding options as of November 30, 2003.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003


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

Options totaling 137,500 were exercised during the current year ended February 28, 2004.


Options granted as of November 30, 2003:

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

NOTE H - TREASURY STOCK:

Consists of 853,645 shares as of November 30, 2003 at a net cost of $287,032.

The Company made purchases of 174,000 shares during the nine months ended November 30, 2003.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $284,443 and $218,926 were included in cost of sales for the nine months ended November 30, 2003 and 2002, respectively. All costs were borne by the Company.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003


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


NOTE L - COMMITMENTS AND CONTINGENCIES:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

LEASE OBLIGATIONS:

The company leases its real estate under an operating lease with a related party. The lease effective November 1, 1996 was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the subsidiary. Rent includes reimbursed insurance costs. Generally, management expects that the lease will be renewed in the normal course of business.

Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2003 and 2002, respectively.

Future minimum payments for the current option period:

     Fiscal years ending February:
               2004                    $24,435
               2005                     97,740
               2006                     97,740
               2007                     97,740
               2008                     65,160

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003


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

Effective March 1, 1999, the Company adopted deferred compensation agreements for two of its former employees. Under the term of the agreement, each employee would receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. These agreements are no longer operative as a result of the settlement of the lawsuit, which had been instituted by such two former employees, the terms of which are detailed under Note N.

Deferred compensation of $12,040 was charged to operations for the nine months ended November 30, 2003 and 2002, respectively.

Employment Agreements   Effective March 1, 1999, the Company entered
into ten-year employment agreements with officers/directors:

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2003


NOTE M - STOCK DIVIDENDS

In July 2003, the Company's Board of Directors declared a stock dividend of two cents per share on all common shares outstanding. The dividend was paid on August 29, 2003 to shareholders of record August 15, 2003.



NOTE N - EXTRAORDINARY ITEM:


In December 2000, two individuals (each a former director and former employee of the Company) instituted suit in the Superior Court of New Jersey, Bergen County-Law Division, against the Company and the other directors of the Company alleging claims pursuant to their past employment as well as a derivative claim, as minority stockholders. Such claims included breach of contract, civil rights, age discrimination, wrongful termination, infliction of emotional distress and a shareholder derivative claim. In June 2003, the Company executed an agreement, which settled the lawsuit, and the action has been dismissed. The settlement included a lump sum payment to the plaintiffs in the amount of $312,000. In addition, the Company agreed to buy back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share) as treasury stock. The Company has been reimbursed a portion of the settlement payments from its insurance company in the amount of $118,560.

The lump sum payment resulted in an extraordinary loss of $110,261, net of income tax benefit of $83,179.