Form 10KSB
period 2004-02-29
EPOLIN INC /NJ/
filed 2004-05-28
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended FEBRUARY 29, 2004

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 0-28887

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

                    Yes [ X ]      No  [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most    recent    fiscal    year:
$2,733,892

As of April 23, 2004, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (7,317,155 shares) was approximately $4,573,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on April 23, 2004 was 11,840,355.

           Documents Incorporated by Reference:  None

                          EPOLIN, INC.

                        TABLE OF CONTENTS



                             PART I
                                                       Page

Item 1.        Description of Business               3

Item 2.        Description of Property                  9

Item 3.        Legal Proceedings                        9

Item 4.        Submission of Matters to a
               Vote of Security-Holders                 10


                             PART II

Item 5.        Market for Common Equity
               and Related Stockholder Matters          10

Item 6.        Management's Discussion and
               Analysis or Plan of Operation            11

Item 7.        Financial Statements                     15

Item 8.        Changes in and Disagreements
               with Accountants on
               Accounting and Financial Disclosure      15

Item 8A.       Controls and Procedures                 15


                            PART III

Item 9.        Directors, Executive Officers,
               Promoters and Control Persons;
               Compliance with  Section 16(a)
               of  the Exchange Act                     15

Item 10.       Executive Compensation                   17

Item 11.       Security Ownership of Certain
               Beneficial Owners and Management
               and Related Stockholder Matters          20

Item 12.       Certain Relationships and
               Related Transactions                     21

Item 13.       Exhibits and Reports on Form 8-K         21

Item 14.       Principal Accountant Fees and Services   22

               Signatures                               23

                   Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business". The Company does not intend to update these forward-looking statements.

                             PART I

Item 1.        Description of Business.

Introduction

       Epolin, Inc. ("Epolin" or the "Company"), which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. The Company's business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Its principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and its telephone number is (973) 465-9495. The Company's web-site can be accessed at www.epolin.com.

      The Company's wholly-owned subsidiary, Epolin Holding Corp.
("Epolin Holding"), was incorporated in the State of New Jersey as a real estate holding company. Epolin Holding became a wholly-owned subsidiary in January 1998.

      Following completion of the Company's public offering in 1989, the Company's revenues were then primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, the Company singled out near infrared dye technology as a most promising product line and since 1991 has emphasized the development, manufacture and sale of these dyes.

      Paralleling the growth of the dye business, the Company maintains a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. However, unlike the dye business, the Company does not expect its specialty chemical business to grow.

     Unless the context otherwise requires, all references herein to the "Company" refer to Epolin, Inc. and its consolidated subsidiary, Epolin Holding Corp.

Infrared Dyes

      To management's knowledge, the Company is the largest producer of near infrared ("NIR") dyes in the world and offers the customer the most varied assortment of dyes absorbing in the NIR region of the spectrum (from 700 to 1600 NM). The dyes are sold as pure, crystalline, powders or as formulations or mixtures of dyes. Applications for these dyes cover several markets which are discussed in the following subsections.

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

     Dyes for Welding

      The Company sells dyes into a market that requires the use of absorptive dyes for face shields, helmets and goggles to protect personnel from the harmful effects of radiation from welding. Nationally prescribed specifications now state that welding shields must absorb specific levels of the infrared generated by the welding arc in order to protect personnel from eye damage. The specifications have come about because a number of studies had shown that excessive infrared radiation can cause the development of premature cataracts. Thus, for different levels of protection, a specific reduction of ultraviolet, visible and infrared emissions are now required. As a result, the Company now offers a line of dyes for welding that absorb the entire range of welding radiation. Management believes many welding customers and potential customers are attracted to the Company's dyes because they had been tied to dye suppliers who would only sell the dyes if the customer were to purchase the suppliers resin or formulated resin. Freedom to formulate any resin and do in plant injection molding of lenses or shields, has significant cost implications for these customers. The availability of the Company's dyes has allowed the Company to gain new customers. Management expects to see this welding market grow in the future not only because of increased sensitivity to the health effects of conventional welding methods but also because of the increasing use of lasers for welding. These instruments will require closer monitoring for exposure of personnel to laser light but will also require personnel peripheral to the welding operation to be protected.

     Dyes for Security Inks

      The Company has recently formulated NIR dyes into security inks, which absorb very little of the visible spectrum, and therefore cannot be detected at low concentrations in inks and paints. However, they can be viewed with a mechanical reader, and can therefore be deployed to verify authenticity in food and pharmaceutical labels, official documents, and credit cards. Commercialization of this segment has to date been in the area of silk screen inks for credit card manufacturing. Currency marking may be possible with the development of new formulations for jet and water soluble inks. The Company is also exploring the possibility of manufacturing and selling anti-stokes materials for similar applications. These materials are not NIR dyes, but have a high demand for security tagants. Reliable supply sources will need to be established to aggressively pursue this market opportunity.

     Dyes for Specialty Filters

      Management believes a market exists for filters that block certain frequencies in the near infrared and visible spectrum. Most of the inquiries in this market come from instrument makers who use glass filters containing rare earth oxides. These filters are expensive and are subject to chipping, shattering and other breakage. Management believes the use of a clear plastic filter containing the Company's dyes would lower cost and increase reliability. This market is under development. No assurance can be given that the Company will be able to successfully develop this market.

     Dyes for Sun Protection

      Premium-priced lenses that protect the human eye from NIR from the sun has not been an active market, but remains a potential market for the Company's dyes. Studies of the effects of NIR from the sun on the human eye may bring attention to this market in the future.

     Dyes for Heat Shields

     A potentially large market is thought to exist for a NIR dye that could block the heat from solar radiation while still allowing for high visibility, such as in sun roofs on automobiles. The Company has set its sights on this potential market by initiating research and development studies leading to dyes or dye combinations that can meet the tight requirements demanded by this market. Management believes that a formulation capable of withstanding deterioration from the sun over a useful life of at least seven years would be commercially viable, but has proven elusive. The Company is studying methods to improve performance under direct sunlight. No assurance can be given, however, that the foregoing can be demonstrated, or if demonstrated, that the Company will be able to successfully develop this market.

     Dyes for Interlayer and Laminates

      Laminated glass structures, with an interlayer of NIR dyes, may perform similar functions as the plastic heat shields described above, with the additional property of being shatterproof for potential automotive applications. Management believes that stability over a longer useful life is required to make these applications commercially viable. No assurance can be given that the Company will be able to successfully develop this market.

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

      During the years ended February 29, 2004 and February 28, 2003, the Company expended approximately $18,000 and $28,000, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters would have a materially adverse effect on its financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

      The Company purchases chemicals from several large chemical manufacturers and then further processes them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 29, 2004, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Research and Development

      The Company has made a commitment of resources to research and development for new dyes and for improvement of the Company's capability to provide technical services to its dye customers. New applications are pursued by a Director of Research under the direction of Dr. Cohen. Several programs for near infrared dyes are in various stages of commercialization, as generally described above. The Company's website is a constant source of new development ideas, as the scientific community is aware of the Company's expertise in the field of NIR dyes.

      During  the years ended February 29, 2004 and February  28,
2003,  the  amounts  spent on research and development activities
were  approximately  $374,000  and $292,000,  respectively.   All
research and development costs are borne by the Company.

Competition

      The Company generally experiences, in management's opinion, limited competition in all areas of its business from some companies many of which are larger and better financed. At the present time, however, the Company believes that it has a unique position as a supplier of near infrared dyes. Management believes that the only other suppliers of these dyes use them as a vehicle to sell other products. Management believes that these companies will not sell their dyes without bundling the dyes as part of other products. Such companies do not sell the pure dye which is
done   by  the  Company.

However,  in  the  future,  other   dye
manufacturers  may  change their policy and  sell  dye  directly.
This will present the Company with a challenge to its pricing structure. However, because of the Company's low overhead, it is believed that such a challenge can be met successfully.

Technological Obsolescence

     The chemical and plastics industry is characterized by rapid technological changes. Although the near infrared dyes that form the major portion of the Company's product line have been used in protective eyewear since 1976, the field has proven to be an active one for other applications and the Company must anticipate competition to develop. To remain competitive, the Company has committed itself to make capital investments to maintain its position as a key dye supplier in this field. For example, there can be no assurance that the Company's dye technology will not be rendered less competitive, or obsolete, by the development by others of new methods to achieve laser safety and other forms of eye protection. Furthermore, to remain competitive, the Company may be required to make large, ongoing capital investments to develop and produce dyes at competitive prices. There is no assurance that can be given that the funds for such investments will be available to the Company.

Patents and Proprietary Protection

     The Company does not rely upon patents for protection of its dye business. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

Sales

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 29, 2004, approximately 65.3% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 42.0% of sales. During the year ended February 28, 2003, approximately 52.6% of sales were to four customers. Three of these customers, located in the Eastern United States, accounted for 43.4% of sales.

Employees

     The Company presently employees eight persons on a full time
basis.   The  Company's  employees are not represented  by  labor
unions.

Uncertainties and Risk Factors

      In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

     OPERATING RESULTS MAY FLUCTUATE. Our operating results may fluctuate because of a number of factors, many of which are beyond our control. Some of these factors that affect our results but which are difficult to control or predict are: the reduction, rescheduling or cancellation of orders by customers whether as a result of slowing demand for our products, stockpiling of our products or otherwise; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in product life cycles; changes in the mix of products that our customers buy; competitive pressures on selling prices; the ability of our customers to obtain products from their other suppliers; and general economic conditions.

       DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In fiscal 2004 and 2003, approximately 65.3% and 52.6%, respectively, of our revenues were from four customers. The loss of any of these customers could have a material adverse effect on the Company.

      TECHNOLOGICAL CHANGES. The chemical and plastics industry is characterized by rapid technological changes, so our success depends heavily on our ability to develop and introduce new products. In this regard, the Company must make ongoing capital investments to develop and produce dyes at competitive prices. There is no assurance that can be given that the funds for such investments will continue to be available to the Company.

     COMPETITION. Although the Company generally experiences, in management's opinion, limited competition in all areas of its business, there are other dye companies many of which are larger and better financed. Such companies do not, however, sell the pure dye which is done by the Company. In the future, other dye manufacturers may change their policy and sell dye directly. This will present the Company with a challenge to its pricing structure.

       ENVIRONMENTAL REGULATION. Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. While the Company believes it has complied with such regulations, there can be no assurance that the Company will not be required to incur expenses to remedy any future environmental violations discovered. In addition, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect the Company's business.

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

      WE ARE DEPENDENT ON KEY PERSONNEL. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel. Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, recently announced his intention to step down as Chief Executive Officer at an undetermined future date, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. No assurance can be given that the Company will be able to find a suitable replacement for Dr. Cohen.

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

      DIVIDENDS. While the Company has paid two cash dividends in each of the three previous fiscal years, there can be no assurance that such dividends will continue. Any future dividends will depend on earnings, other financial requirements and other factors, many of which may be beyond the control of the Company.

      OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny Stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

      Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.


Item 2.   Description of Property.

      The Company presently occupies approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. In October 1996, Epolin Holding Corp. ("Epolin Holding"), a company formed by Dr. Cohen and Mr. Ivchenko, purchased the property for the sum of $450,000. Simultaneously with the closing, the Company entered into substantially similar leasing arrangements with Epolin Holding as then existed with the former owner of the property. Such new lease, effective November 1, 1996, was for a term of five years with three five year options with annual rent of $97,740 subject to annual adjustments based on increases in the Consumer Price Index. The first five year option has been exercised which has extended the lease to October 31, 2006. Such rent includes real estate taxes and insurance expenses. In January 1998, Epolin Holding became a wholly-owned subsidiary of the Company.

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

Market Information

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

Period                                         Bid Prices

Fiscal year ended February 29, 2004:         High       Low

March 1, 2003 to May 31, 2003                $.70       $.52
June 1, 2003 to Aug. 31, 2003                $.55       $.43
Sept. 1, 2003 to Nov. 30, 2003               $.58       $.49
Dec. 1, 2003 to Feb. 29, 2004                $.56       $.52

Fiscal year ended February 28, 2003:         High       Low

March 1, 2002 to May 31, 2002                $.80       $.55
June 1, 2002 to Aug. 31, 2002                $.70       $.59
Sept. 1, 2002 to Nov. 30, 2002               $.69       $.45
Dec. 1, 2002 to Feb. 28, 2003                $.69       $.46

Holders

     As   of  April  23,  2004,  there  were  approximately   292
stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

Dividends

     During fiscal 2004, the Company paid two cash dividends, the first being $.02 per share in August 2003 and the second being $.02 per shares in February 2004. During the fiscal year ended February 28, 2003, the Company also paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. Prior thereto, and during the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

Recent Sales of Unregistered Securities

      In  fiscal 2003, the Company issued 37,500 shares of Common
Stock upon exercise of previously granted stock options at an aggregate exercise price of $9,375.

      In fiscal 2004, the Company issued 137,500 shares of Common
Stock upon exercise of previously granted stock options at an aggregate exercise price of $29,375.

      All of such shares were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information



Equity Compensation Plan Information


                      Number of securities
                      to be issued upon       Weighted-average
                      exercise of             exercise price of
                      outstanding options,    outstanding options,
Plan category         warrants and rights (a) warrants and rights (b)
Equity compensation
plans approved by
security holders                -0-               -0-

Equity compensation
plans not approved
by security holders         392,000              $0.29

Total                       392,000              $0.29


                         Number of securities
                         remaining available for
                         future issuance under
                         equity compensation plans
                         (excluding securities reflected
Plan category            in column (a)) (c)

Equity compensation
plans approved by
security holders                  -0-

Equity compensation
plans not approved
by security holders             458,000

Total            458,000



Item 6.   Management's Discussion and Analysis or  Plan  of
          Operation.

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

     Epolin, Inc. (the "Company") is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. The Company's business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. The Company also manufactures specialty chemicals for certain United States chemical manufacturers.

      The Company has succeeded in growing over the last decade based on the development, application and manufacture of near infrared dyes. Although the Company does not rely upon patents for protection of its dye business, no competitors, to the Company's knowledge, actively market near infrared dyes without bundling the dyes as part of another product. The Company's dyes can be uniquely formulated to each customer's specifications and manufactured in the Company's own facility. In addition, the Company holds a broad range of dyes in inventory for immediate sale.

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although approximately 80% of its sales are domestic. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. While the Company sells to over 100 accounts per year, its top four customers accounted for approximately 65% of the sales for fiscal 2004. Sales have remained at a fairly constant level in the last few fiscal years.

      We recently contracted with an outside firm to help us develop a business plan that could serve as a guide for future growth of the Company. Management realized that some of our product line was reaching maturity and it was of importance to know where we could direct our resources for greatest impact on the marketplace.

      For  example,  the areas in which we achieved  our  initial growth had been in sales to the welding industry for use in safety lenses and shields. We continue to maintain a strong presence as a dye supplier to this market segment. However, as an outcome of automation and a slowdown in economic activity in the heavy industry sector, demand worldwide has reached a plateau. As a result, much of the industry has moved overseas to producers mostly in the Far East. To maintain our hold on these markets we now offer fully formulated dye packages which can be used by the lens manufacturer simply by adding the package to polycarbonate and injection molding the final product. Greater emphasis has recently been placed on sales and marketing in order to grow our business in security inks and coatings. We are also working with customers who bring to our attention unique requirements for near infrared dyes. In our research and development efforts our chemists have developed a number of heat stable and compatible visible light dyes which can be used in combination with the infrared dyes. We have also been able to duplicate the laminating conditions used by credit card manufacturers for color development and to confirm that the cards produced from these inks will meet ISO and industry standards.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.

                                            Years Ended

                                 February 29,       February  28,
                                    2004                 2003

Sales                                100%               100%

Cost of sales and expenses:
  Cost of sales                      30.3               36.0
     Selling, general
     and administrative              29.1               29.5
     Total                           59.4               65.5

Operating Income                     40.6               34.5

Income before taxes                  42.1               36.0

Net  income  (after  taxes
and extraordinary item)              21.7               21.7

Sales

      Sales increased from $2,691,000 for the year ended February
28, 2003 to $2,734,000 for the year ended February 29, 2004, a minor increase of $42,000 or 1.6%.

Cost of Sales and Expenses

      Cost of sales decreased $139,000, to $830,000 for the year ended February 29, 2004 from $969,000 for the year ended February 28, 2003. Selling, general and administrative expenses increased slightly to $796,000 for the year ended February 29, 2004 from $793,000 for the year ended February 28, 2003, an increase of
$3,000. The total of cost of sales and expenses for the year ended February 29, 2004 was $1,626,000 as compared to $1,762,000 for the year ended February 28, 2003, a decrease of $136,000. Such decrease was primarily due to the reduced cost of sales for fiscal 2004 as compared to fiscal 2003 principally the result of the elimination of a deferred compensation liability of $108,000 due to two former employees of the Company.

Operating Income

      Operating Income for fiscal 2004 increased to $1,108,000 from $930,000 for fiscal 2003, an increase of $178,000. This change was primarily due to the slight increase in sales for fiscal 2004 compared to fiscal 2003 along with reduced total cost in sales and expenses of $136,000.

Other Income

      Total other income for fiscal 2004 was $43,000 as compared to $39,000 for fiscal 2003. During fiscal 2004, the Company realized $36,000 in rental income as compared to $12,000 in rental income for fiscal 2003. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. The Company's interest income decreased from $21,000 in fiscal 2003 to $7,000 in fiscal 2004 primarily as a result of reduced cash on hand and lower interest rates available for cash on hand in fiscal 2004 compared to fiscal 2003.

Income

      During the fiscal year ended February 29, 2004, the Company reported income before taxes of $1,151,000 as compared to income before taxes of $968,000 for the year ended February 28, 2003. Income taxes were $449,000 for fiscal 2004 compared to $385,000 for fiscal 2003. Net income after taxes and an extraordinary item for a litigation settlement (see below) was $592,000 or $0.05 per share for the year ended February 29, 2004 as compared to net income after taxes of $583,000 or $0.05 per share for the year ended February 28, 2003. Although the Company realized an increase in operating income of $178,000 in fiscal 2004 compared to the prior year, the Company also suffered an extraordinary item of $110,000 for a litigation settlement (net of income tax benefit of $83,000) in fiscal 2004, for which there was not a comparable item in fiscal 2003. The settlement resulted from a litigation commenced in December 2000 by two individuals (each a former director and former employee of the Company). This settlement included a lump sum payment to the plaintiffs in such action in the amount of $312,000. In addition, the Company bought back 126,500 shares owned by one of the plaintiffs for the aggregate amount of $69,575 ($0.55 per share). During the quarter ended November 30, 2003, the Company was reimbursed a portion of the settlement proceeds from its insurance company in the amount of $118,560.

      Net income in future years will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. We anticipate such expenses will remain at a fairly constant level in the next year, and we are encouraged that recently shipped development quantities of dyes to certain new customers will lead to new ongoing business for the Company's products. Of course, there can be no assurance that such will be the case.

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On February 29, 2004, the Company had working capital of $1,896,000, a debt to equity ratio of 0.17 to 1, and stockholders' equity of $2,618,000. On February 29, 2004, the Company had $548,000 in
cash and cash equivalents, total assets of $3,067,000 and total liabilities of $449,000.

      The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months.

      Inflation has not significantly impacted the Company's operations.

Significant Accounting Policies

      Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with generally accepted auditing standards in the United States of America. Our significant accounting policies are described in Note B to the consolidated financial statements included elsewhere herein.

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405 which included 125,500 shares repurchased from one of the plaintiffs in the settlement of the aforesaid litigation. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

     During fiscal 2004, the Company paid two cash dividends, the first being $.02 per share in August 2003 and the second being $.02 per shares in February 2004. During the fiscal year ended February 28, 2003, the Company also paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. Prior thereto, and during the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

      Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, recently announced his intention to step down as Chief Executive Officer at an undetermined future date, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. Dr. Cohen has indicated that he will remain as Chief Executive Officer until such time that the Company finds a suitable replacement and, in this regard, the Board of Directors recently formed a search committee. Nevertheless, insofar that the Company is confident that it will be able to find a suitable replacement and together with Dr. Cohen's intention not to step down as Chairman of the Board and that he will remain involved with the business as Chief Scientist for the Company, the Company believes that such change will not have a material adverse effect of the Company's business operations.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 7.   Financial Statements.

     See the Financial Statements annexed to this report.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 8A.  Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                              Present Position    Has Served as
Name                 Age      and Offices         Director Since

Murray S. Cohen       78      Chairman  of  the        1984
                              Board, Chief Executive
                              Officer, Secretary
                              and Director

James   Ivchenko      64      President  and Director  1993

Claire Bluestein      77      Director                 1984

Morris Dunkel         75      Director                 1984

James R. Torpey, Jr.  54      Director                 2001

      During  fiscal 2004 (and prior thereto, since  July  2001),
Peter Kenny also served as a director of the Company. Subsequent to the end of fiscal 2004, Mr. Kenny resigned as a director due to personal reasons.

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

Code of Ethics


    The Company intends to consider adoption of a Code of Ethics during the current fiscal year. The Code, which will be applicable to its Chief Executive Officer and senior financial executives, will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. Following adoption, a copy of the Code of Ethics will be provided to any person without charge upon written request to the Secretary of the Company at its executive offices, 358-364 Adams Street, Newark, New Jersey 07105.


Item 10.  Executive Compensation.

       The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 29, 2004, February 28, 2003 and February 28, 2002, of those persons who were, at February 29, 2004 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                   Summary Compensation Table

                         Annual
                         Compensation


Name   and  Principal   Fiscal
Position                Year           Salary       Bonus

Murray S. Cohen         2004       $249,197(1)(3)  $29,500
Chairman of the         2003       $227,146(1)(3)  $32,000
Board and Chief         2002       $204,356(1)(3)  $31,000
Executive Officer

James Ivchenko          2004       $229,002(2)(3)  $25,000
President               2003       $208,097(2)(3)  $27,000
                        2002       $186,864(2)(3)  $25,900



                                Long-Term
                                Compensation

                                      Restricted    Shares
Name   and  Principal                 Stock         Underlying
Position                              Awards        Options

Murray S. Cohen         2004            0            20,000
Chairman of the         2003            0                 0
Board and Chief         2002            0            50,000
Executive Officer

James Ivchenko          2004            0            20,000
President               2003            0                 0
                        2002            0            50,000

_______________________
(1) Includes compensation of $74,016, $63,837 and $52,416 for 2004, 2003 and 2002, respectively, due to Murray S. Cohen based upon the Company's sales for fiscal 2003, 2002 and 2001 paid in fiscal 2004, 2003 and 2002, respectively, as determined under his employment contract. Does not include, however, compensation due to Dr. Cohen based upon the Company's sales for fiscal 2004 as determined under his employment contract which will be paid in fiscal 2005 which will be in the amount of $82,017.

(2)  Includes compensation of $60,559, $51,070 and  $40,768
     for 2004, 2003 and 2002, respectively, due to James Ivchenko based upon the Company's sales for fiscal 2003, 2002 and 2001 paid in fiscal 2004, 2003 and 2002, respectively, as determined under his employment contract. Does not include, however, compensation due to Mr. Ivchenko based upon the Company's sales for fiscal 2004 as determined under his employment contract which will be paid in fiscal 2005 which will be in the amount of $68,347.

(3)  Does   not   include   other  deferred   compensation
     arrangements  for  each of Dr. Cohen and Mr.  Ivchenko.  See
     "Deferred Compensation/Employment Contracts and Change in Control Arrangements" below.

Stock Option Plans

      The Company previously adopted the 1986 Employees' Stock Option Plan (the "1986 Plan"). As of April 1996, options may no longer be granted under the 1986 Plan. Under the terms of the 1986 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the 1986 Plan. Such options had an expiration date of December 1, 2005. In fiscal 2002, options to acquire 185,000 shares of the Company's Common Stock were exercised under the 1986 Plan. In prior years, options to acquire 270,000 shares of the Company's Common Stock were exercised under the 1986 Plan. In addition, options to acquire 35,000 shares under the 1986 Plan have lapsed. As a result, as of February 29, 2004, there are no outstanding options under the 1986 Plan.

      In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the "1998 Plan Option Pool"). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 29, 2004, options to acquire 1,042,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 458,000 options were available for future grant. To date, options to acquire 575,000 shares of the Company's Common Stock have been exercised and options to acquire 75,000 shares have been cancelled under the 1998 Plan.

      The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended February
29, 2004.

                     Option Grants in Fiscal 2004

                           Individual Grants

                     Number of      Percent of Total
                     Securities     Options Granted
                     Underlying     to             Exercise or
                     Options        Employees in   Base Price
Name                 Granted        Fiscal Year    ($/Sh)

Murray S. Cohen       20,000         12.3%          $.35
James Ivchenko        20,000         12.3%          $.35


                        Market
                        Price
                        on
                        Date of         Expiration
Name                    Grant(1)        Date

Murray S. Cohen         $19,750         2/9/2014
James Ivchenko          $19,750         2/9/2014

_______________________
(1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the date of grant. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Common Stock over the exercise price on the date the option is exercised.

     The following table set forth certain information as to each exercise of stock options during the year ended February 29, 2004, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2004 and
Year-End Option Value

                                         Number of Securities
                   Shares                Underlying Unexercised
                   Acquired              Options at February 29, 2004
                   On        Value
                   Exercise  Realized(1) Exercisable   Unexercisable

Murray S. Cohen    25,000   $7,250       25,000         20,000

James Ivchenko     25,000   $7,125       25,000         20,000


                     Value of Unexercised
                     In-the-Money Options
                     at February 29, 2004(2)

                   Exercisable      Unexercisable

Murray S. Cohen       $5,500         $2,400
James Ivchenko        $5,500         $2,400


 (1) Based on the average of the closing bid and asked prices of the Company's Common Stock on the date of exercise, minus the exercise price, multiplied by the number of shares exercised. The amounts reflected in this table may never be obtained.


(2) Based on the average of the closing bid and asked prices of the Company's Common Stock as of February 29, 2004, minus the exercise price, multiplied by the number of shares underlying the options. The amounts reflected in this table may never be obtained.

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

Item  11.   Security Ownership of Certain Beneficial  Owners  and
            Management and Related Stockholder Matters.

      The following table sets forth, as April 23, 2004, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock,
(ii) each director individually, (iii) all officers and directors of the Company as a group:

                              Amount and Nature        Percent
Name of Beneficial Owner      of Beneficial Ownership  of Class

Murray S. Cohen(1)*               1,895,958           16.0%
James Ivchenko(2)*                1,469,587           12.4%
Claire Bluestein(3)*                995,155            8.4%
Morris Dunkel(3)*                   250,000            2.1%
James R. Torpey, Jr.(3)*             37,500              **
Santa Monica Partners, L.P.(4)      825,900            7.0%

All Officers and Directors
as  a  Group  (5   persons)       4,648,200           38.8%
_________________________
*    The  address  for each is 358-364 Adams Street, Newark,  New
     Jersey 07105.

**   Less than 1%.

(1) Includes 1,845,958 shares held by Dr. Cohen and 25,000 shares held by the wife of Dr. Cohen. Also, includes 25,000 shares which Dr. Cohen has the right to acquire within 60 days pursuant to the exercise of options granted under  the
     1998 Plan. In addition, Dr. Cohen has options granted under the 1998 Plan to acquire an additional 20,000 shares which are not exercisable within 60 days. Does not include 1,000,000 shares owned by three grandchildren of Dr. Cohen, for which shares Dr. Cohen had previously held a proxy.

(2) Includes 1,005,000 shares held by Mr. Ivchenko and 439,587 held by Mr. Ivchenko and his wife, as joint tenants. Also, includes 25,000 shares which Mr. Ivchenko has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan. In addition, Mr. Ivchenko has options granted under the 1998 Plan to acquire an additional 20,000 shares which are not exercisable within 60 days. Does not include 320,000 shares owned by Mr. Ivchenko's children, for which shares Mr. Ivchenko had previously held a proxy.

(3) Includes 25,000 shares which each has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan. In addition, each has options granted under the 1998 Plan to acquire an additional 10,000 shares which are not exercisable within 60 days.

(4) This information is based solely upon information reported in filings made to the SEC on behalf of Santa Monica
     Partners, L.P.  The address for Santa Monica Partners,  L.P.
     is 1865 Palmer Avenue, Larchmont, New York.

The Stockholders Agreement

           Pursuant to a Stockholders Agreement executed in October 2002, each member of the Board of Directors has provided the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the
Company's Common Stock which any of them hold of record or beneficially. Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions. In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval).


Item 12.  Certain Relationships and Related Transactions.

      See  Part  III,  Item 10, "Deferred Compensation/Employment
Contracts   and  Change  in  Control  Arrangements"   above   for
information on the transactions described therein.


Item 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Epolin Inc.'s certificate of incorporation as
               amended (1)
          3.2  Epolin Inc.'s by-laws(1)
          4.1  Specimen certificate for common stock(1)
          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange
               Act)
          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          ___________________
     (1)   Filed with the Company's Form S-18 Registration
           Statement SEC File 33-25405-NY.


     (b)  Reports on Form 8-K.

      Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

     None.


Item 14.  Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 29, 2004 and February 28, 2003:

                               Fiscal 2004         Fiscal 2003
Fee Category                   Fees                Fees

Audit Fees                     $45,165             $44,170
Audit Related Fees             $0                  $0
Tax Fees                       $3,000              $3,000
All Other Fees                 $0                  $0

Total Fees                     $48,165             $47,170

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

      Audit  Related Fees. Consists of fees billed for  assurance
and   related  services  that  are  reasonably  related  to   the
performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All  Other   Fees.   Consists of  fees  for   product   and
services  other  than the services reported above.

     Pre-Approval Policies and Procedures

      Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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

                                  Dated: May 21, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                             Date


/s/ Murray S. Cohen         Chief Executive Officer,           5/21/04
Murray S. Cohen             Chairman of the Board,
                            Secretary and Director
                            (Principal Executive Officer)


/s/ James Ivchenko          President and Director             5/21/04
James Ivchenko              (Principal Financial Officer)


/s/ Claire Bluestein        Director                           5/21/04
Claire Bluestein



/s/ Morris Dunkel           Director                           5/21/04
Morris Dunkel


/s/ James R. Torpey, Jr.    Director                           5/28/04
James R. Torpey, Jr.

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


                        IWA FINANCIAL CONSULTING LLC

December 18, 2003

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         February 29,   February 28,
Current assets:                                              2004           2003
                                                         ------------   ------------
  Cash and cash equivalents                              $    547,930        969,477
  Accounts receivable                                         643,581        371,461
  Inventories                                                 757,767        629,312
  Notes receivable                                                 --         14,139
  Prepaid expenses                                            128,035        140,982
  Deferred tax assets-current portion                           3,710          2,260
                                                         ------------   ------------

      Total current assets                                  2,081,023      2,127,631
                                                         ------------   ------------

Plant, property and equipment - at cost:
  Land                                                         81,000         81,000
  Building                                                    369,000        369,000
  Machinery and equipment                                     243,111        222,581
  Furniture and fixtures                                       12,223         12,223
  Leasehold improvements                                      600,679        553,280
                                                         ------------   ------------

      Total                                                 1,306,013      1,238,084

  Less:  Accumulated depreciation and amortization            716,081        687,420
                                                         ------------   ------------

      Net plant, property and equipment                       589,932        550,664
                                                         ------------   ------------

Other assets:
  Deferred tax assets-non current portion                     229,417        283,116
  Cash value - life insurance policy                          166,772        128,586
                                                         ------------   ------------

      Total other assets                                      396,189        411,702
                                                         ------------   ------------

      Total                                              $  3,067,144      3,089,997
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     February 29,   February 28,
                                                                         2004           2003
                                                                     ------------   ------------
Current liabilities:
  Accounts payable                                                   $      1,259          6,410
  Accrued expenses                                                        178,090        158,922
  Taxes payable:
     Payroll                                                                1,719          1,737
     Income                                                                 3,708            403
                                                                     ------------   ------------

     Total current liabilities                                            184,776        167,472
                                                                     ------------   ------------


Other liabilities - Deferred compensation                                 264,011        347,558
                                                                     ------------   ------------


         Total liabilities                                                448,787        515,030
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
     none issued
  Preferred stock, series A convertible non-cumulative,
     $2.50 par value; redemption price and liquidation preference;
     60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
     12,704,000 and 12,554,000 shares issued, 11,840,355 and
     11,894,355 shares outstanding at 2004 and 2003, respectively       2,333,933      2,304,558
     Paid-in capital                                                        6,486          6,486
     Retained earnings                                                    570,120        452,700
                                                                     ------------   ------------

         Total                                                          2,910,539      2,763,744
     Less: Treasury stock-at cost                                         292,182        188,777
                                                                     ------------   ------------

       Total stockholders' equity                                       2,618,357      2,574,967
                                                                     ------------   ------------

       Total                                                         $  3,067,144      3,089,997
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                             2004           2003
                                                         ------------   ------------
Sales                                                    $  2,733,892      2,691,497
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               829,504        968,876
  Selling, general and administrative                         796,460        793,103
                                                         ------------   ------------

     Total                                                  1,625,964      1,761,979
                                                         ------------   ------------

Operating income                                            1,107,928        929,518
                                                         ------------   ------------

Other income:
  Rental income                                                36,000         12,000
  Interest                                                      7,003         20,664
  Gain on sale of assets                                           --          6,200
                                                         ------------   ------------
     Total other income                                        43,003         38,864
                                                         ------------   ------------

Income before taxes                                         1,150,931        968,382

Income taxes                                                  448,536        385,165
                                                         ------------   ------------

Income before extraordinary item                              702,395        583,217

Extraordinary item - litigation settlement (net of
income tax benefit of $83,179)                                110,261             --
                                                         ------------   ------------

Net income                                               $    592,134        583,217
                                                         ============   ============

Per share data:
  Basic earnings per common share                                0.05           0.05
                                                         ============   ============

  Fully diluted earnings per common share                        0.05           0.05
                                                         ============   ============

  Weighted average number of common shares outstanding     11,972,459     11,891,105
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                              Additional      Retained
                                 Common        Paid-in-       Earnings       Treasury       Stockholders'
                                 Stock         Capital        Deficit          Costs           Equity
                              ------------   ------------   ------------    ------------    ------------
Balance - March 1, 2002       $  2,295,183          6,486        701,963        (170,153)      2,833,479

Common stock issued for
   stock option                      9,375             --             --              --           9,375

Dividends paid                          --             --       (832,480)             --        (832,480)

Treasury stock purchased                --             --             --         (18,624)        (18,624)

Net income                              --             --        583,217              --         583,217
                              ------------   ------------   ------------    ------------    ------------

Balance - February 28, 2003   $  2,304,558          6,486        452,700        (188,777)      2,574,967
                              ============   ============   ============    ============    ============



Balance - March 1, 2003       $  2,304,558          6,486        452,700        (188,777)      2,574,967

Common stock issued for
   stock option                     29,375             --             --              --          29,375

Dividends paid                          --             --       (474,714)             --        (474,714)

Treasury stock purchased                --             --             --        (103,405)       (103,405)

Net income                              --             --        592,134              --         592,134
                              ------------   ------------   ------------    ------------    ------------

Balance - February 29, 2004   $  2,333,933          6,486        570,120        (292,182)      2,618,357
                              ============   ============   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                                                    2004            2003
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    592,134         583,217
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    28,661          26,521
     Deferred tax expense                                             52,249           5,420
     Obligation under deferred compensation agreement                (83,547)         24,078
     Gain on sale of assets                                               --          (6,200)
   (Increase) decrease in:
     Accounts receivable                                            (272,120)         (5,626)
     Inventories                                                    (128,455)         13,325
     Prepaid expenses                                                 12,947         (99,853)
   Increase (decrease) in:
     Accounts payable                                                 (5,151)        (14,164)
     Accrued expenses                                                 19,168           9,516
     Taxes payable                                                     3,287        (108,205)
                                                                ------------    ------------

        Net cash provided by operating activities                    219,173         428,029
                                                                ------------    ------------

Cash flows from investing activities:
   Increase in cash value - life insurance policy                    (38,186)        (17,656)
   Sale of equipment                                                      --           8,000
   Notes receivable                                                   14,139         (14,139)
   Payments for equipment                                            (67,929)       (110,903)
                                                                ------------    ------------

        Net cash used by investing activities                        (91,976)       (134,698)
                                                                ------------    ------------

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



                                                        2004            2003
                                                     ----------      ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                 29,375           9,375
  Dividends paid                                       (474,714)       (832,480)
  Treasury stock purchased                             (103,405)        (18,624)
                                                     ----------      ----------

     Net cash used by financing activities             (548,744)       (841,729)
                                                     ----------      ----------

Decrease in cash                                       (421,547)       (548,398)

Cash and cash equivalents:
  Beginning                                             969,477       1,517,875
                                                     ----------      ----------

  Ending                                             $  547,930         969,477
                                                     ==========      ==========

Supplemental information:
  Income taxes paid                                  $  281,400         472,800
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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the years ended February 29, 2004 and February 28, 2003 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                        Epolin
                                         Epolin         Holding      Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Current assets                        $  1,905,290         175,733             --       2,081,023
Non-current assets                       1,158,146         523,934       (695,959)        986,121
                                      ------------    ------------   ------------    ------------
       Total                          $  3,063,436         699,667       (695,959)      3,067,144
                                      ============    ============   ============    ============

    Total liabilities                      445,079         175,658       (171,950)        448,787
                                      ------------    ------------   ------------    ------------

Stockholders' equity:
  Common stock                           2,333,933              --             --       2,333,933
  Additional paid-in capital                 6,486              --             --           6,486
  Retained earnings                        570,120         524,009       (524,009)        570,120
  Treasury stock                          (292,182)             --             --        (292,182)
                                      ------------    ------------   ------------    ------------

    Total stockholders' equity           2,618,357         524,009       (524,009)      2,618,357
                                      ------------    ------------   ------------    ------------

       Total                          $  3,063,436         699,667       (695,959)      3,067,144
                                      ============    ============   ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME


                                                        Epolin
                                         Epolin         Holding      Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Sales                                 $  2,733,892              --             --       2,733,892
Other revenue                                   --         133,740        (97,740)         36,000
                                      ------------    ------------   ------------    ------------
    Total                                2,733,892         133,740        (97,740)      2,769,892
                                      ------------    ------------   ------------    ------------

Cost of sales                              829,504              --             --         829,504
Selling, general and administrative        990,936          13,525        (97,740)        906,721
                                      ------------    ------------   ------------    ------------

    Total                                1,820,440          13,525        (97,740)      1,736,225

Operating income                           913,452         120,215             --       1,033,667

Other income - interest                      5,623           1,380             --           7,003
                                      ------------    ------------   ------------    ------------

Income before taxes                        919,075         121,595             --       1,040,670

Income taxes                               437,627          10,909             --         448,536
                                      ------------    ------------   ------------    ------------

Net income                            $    481,448         110,686             --         592,134
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