Form 10KSB/A
period 2004-02-29
EPOLIN INC /NJ/
filed 2004-06-01
CIK 797079

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


/s/ James Ivchenko          President and Director             5/21/04
James Ivchenko              (Principal Financial Officer)


/s/ Claire Bluestein        Director                           5/21/04
Claire Bluestein



/s/ Morris Dunkel           Director                           5/21/04
Morris Dunkel


/s/ James R. Torpey, Jr.    Director                           5/28/04
James R. Torpey, Jr.

                   EPOLIN, INC. AND SUBSIDIARY

                      FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 29, 2004
                      AND FEBRUARY 28, 2003

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

                  INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

   We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 29, 2004 and February 28, 2003 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended February 29, 2004 and February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 29, 2004 and February 28, 2003 and the results of its operations and cash flows for the years ended February 29, 2004, and February 28, 2003 in conformity with generally accepted accounting principles.


IWA FINANCIAL CONSULTING LLC
Livingston, NJ 07039


March 24, 2004

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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $628,000 and $1,145,000 at February 29, 2004 and February 28, 2003, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Fair Value of Financial Instruments - The carrying amount of all reported assets and liabilities, which represent financial instruments, approximate the fair values of such amounts due to the nature of their relatively short maturity.

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

Depreciation and amortization expense totaled $28,661 and $26,521 for the years ended February 29, 2004 and February 28, 2003, respectively.

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

Stock Option Plans - The Company measures compensation cost for stock options using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of February 29, 2004 market price in excess of exercise price of certain options was deemed immaterial to the financial statements

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $15,591 and $10,208 for the years ended February 29, 2004 and February 28, 2003, respectively.

Regulations  -  The  Company expended  approximately  $18,117  to maintain  compliance  with certain Federal  and  State  and  City
government  regulations  relative  to  the  production  of   near
infrared dyes and specialty chemicals.

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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

NOTE C - ECONOMIC DEPENDENCY:

   A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 29, 2004, approximately 65.3% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 42.0% of sales. During the year ended February 28, 2003, approximately 52.6% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 43.4% of sales.

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

NOTE E - INVENTORIES:

                                        2004     2003
     Raw materials and supplies     $  45,960    51,743
     Work in process                  219,337   178,659
     Finished goods                   492,470   398,910

     Total                           $757,767   629,312


NOTE F - INCOME TAXES:
                                                      2004    2003
1.  Federal and State deferred tax assets include:

  Temporary differences - principally from
    accelerated amortization of leasehold
    improvements for book purposes and
    deferred compensation                          $233,127  285,376

  Current portion                                     3,710    2,260

  Non-current portion                              $229,417  283,116

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE F - INCOME TAXES (continued):

2.  Income tax expense:
                                                 2004        2003
     Current:
     Federal                                   $316,517   297,962
     State                                       79,770    81,783

       Total current                            396,287   379,745

  Deferred:
     Federal                                     41,600     4,009
     State                                       10,649     1,411

       Total deferred                            52,249     5,420

           Total                               $448,536   385,165


3. Reconciliation of income tax at the statutory rate to the Company's effective rate:


                                                 2004      2003
  Computed at the statutory rate               $350,119   310,561
  State income taxes (net)                       79,770    81,783
  (Increase) Decrease in deferred tax asset      52,249    (5,420)
  General business credits                      (24,535)  (27,584)
  Non-deductible items                           (9,067)   25,825

           Effective tax                       $448,536   385,165


NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $37,568 and $26,387 for the years ended February 29, 2004 and February 28, 2003, respectfully.

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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, no options were granted. Under the terms of the Plan, options granted could be designated as portions, which qualify for incentive stock option treatment under Section 422A of the Internal Revenue Code of 1986, as amended, or options, which do not qualify. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted and expire on December 1, 2005. Options exercised for all prior years totaled 455,000. Options totaling 35,000 expired for all prior years. There were no outstanding options as of February 29, 2004.

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options exercised for all prior years totaled 437,500. Options cancelled for all prior years totaled 75,000.

A summary of the status of the Company's 1998 stock option plan as of February 29, 2004, and the changes during the year ending
February 29, 2004 is presented below:


                                        Weighted-Average
Fixed Options:               Shares       Exercise Price
Balance - March 1, 2002     380,000          $ .24
  Granted                    25,000            .30
  Exercised                 (37,500)           .25

Balance - February 28, 2003 367,500            .25
  Granted                   162,000            .35
  Exercised                (137,500)           .24

Balance - February 29, 2004 392,000           $.29


Exercisable at February 29, 2004    230,000
Weighted-average fair value of
  options granted during the year    $  .25

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



NOTE G - EMPLOYEE BENEFITS (continued):


The following table summarizes information about fixed stock options outstanding at February 29, 2004:



Outstanding Options                                     Exercisable Options
                 Number         Weighted-average        Number
Range of         Outstanding    Remaining               Exercisable   Weighted-average
Exercise Price   at 2/29/04     Contractual Life        At 2/29/04    Exercise Price


    $.25          205,000        2.7 years              205,000         $.25
     .30           25,000        3.8                     25,000          .30
     .35          162,000       10.0                     81,000          .35


There are 458,000 options attributable to future grants.


NOTE H - TREASURY STOCK:

Consists of 863,645 shares as of February 29, 2004 at a net cost of $292,182.

The Company made purchases of 184,000 shares during the year ended February 29, 2004.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $374,348 and $292,229 were included in cost of sales for the years ended February 29, 2004 and February 28, 2003, respectively. All costs were borne by the Company.

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


Rental   expense   charged   to   operations,   eliminated    in
consolidation, amounted to $97,740 for the years ended  February
29, 2004 and February 28, 2003, respectively.

Future minimum payments for the current option period:

   Fiscal years ending February:
             2005                $97,740
             2006                 97,740
             2007                 97,740
             2008                 97,740
             2009                 65,160

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

Deferred compensation of $24,080 was charged to operations for the years ended February 29, 2004 and February 28, 2003, respectively.


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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FEBRUARY 29, 2004 AND FEBRUARY 28, 2003



NOTE M - STOCK DIVIDENDS:

In July 2003, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend was paid on August 29, 2003 to shareholders of record August 15, 2003. In February 2004, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend was paid on February 27, 2004 to shareholders of record February 23, 2004.

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