Form 10QSB
period 2004-05-31
EPOLIN INC /NJ/
filed 2004-07-14
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2004

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

          Common, no par value per share: 11,840,355
                 outstanding as of May 31, 2004

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

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the three months ended May 31, 2004, approximately 51.6% of sales were to four customers. Two of these customers, located in the eastern United States, accounted for 39.0% of sales. During the three months ended May 31, 2003, approximately 52.2% of sales were to four customers. Three of three customers, located in the eastern United States, accounted for 37.6% of sales.

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

                                          Three   Months
                                              Ended

                                       May 31,        May 31,
                                        2004           2003

Sales                                   100%           100%

Cost of sales and expenses:
  Cost of sales                         44.0           33.2
  Selling, general
  and  administrative                   39.2           28.0

     Total                              83.2           61.2

Operating Income                        16.8           38.8

Income before taxes                     19.1           41.0

Net  income  (after  taxes
and extraordinary  item)                10.5           23.9

Sales

      Sales decreased to $464,000 for the three months ended May 31, 2004 from $687,000 for the three months ended May 31, 2003, a decrease of $223,000 or 32.5%, which decrease was primarily due to a reduced level of orders from many of the Company's customers during the quarter ended May 31, 2004.

Cost of Sales and Expenses

      Cost of sales decreased $24,000, to $204,000 for the three months ended May 31, 2004 from $228,000 for the three months ended May 31, 2003. Selling, general and administrative expenses decreased to $182,000 for the three months ended May 31, 2004 from $193,000 for the three months ended May 31, 2003, a decrease of $11,000. The total of cost of sales and expenses for the three months ended May 31, 2004 was $386,000 as compared to $420,000 for the three months ended May 31, 2003, a decrease of $34,000. Such decrease was due to the reduced cost of sales and selling, general and administrative expenses for the three months ended May 31, 2004 compared to the comparable period of fiscal 2003.

Operating Income

      Operating Income for the three months ended May 31, 2004 decreased to $78,000 from $266,000 for the three months ended May 31, 2003, a decrease of $188,000. This change was primarily due to the reduced level of sales achieved by the Company in the first quarter of fiscal 2005 compared to the first quarter of the prior year.

Other Income

      Total other income for the three months ended May 31, 2004 was $10,000 as compared to $15,000 for the three months ended May 31, 2003. The Company realized $9,000 in rental income for the three months ended May 31, 2004 as compared to $12,000 in rental income for the three months ended May 31, 2003. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. The Company's interest income decreased from $3,000 in the three months ended May 31, 2003 to $1,000 in the three months ended May 31, 2004 primarily as a result of reduced cash on hand and lower interest rates available for cash on hand.

Income

      During the three months ended May 31, 2004, the Company reported income before taxes of $88,000 as compared to income before taxes of $281,000 for the three months ended May 31, 2003. Income taxes were $40,000 for the three months ended May 31, 2004 compared to $117,000 for the three months ended May 31, 2003. Net income after taxes was $49,000 or $0.00 per share for the three months ended May 31, 2004 as compared to net income after taxes of $164,000 or $0.01 per share for the three months ended May 31, 2003.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. We anticipate such expenses will remain at a fairly constant level in near term. Although we suffered a setback in sales in the first quarter of fiscal 2005, we are confident that business will improve. We are encouraged that we have recently shipped development quantities of dyes to certain new customers which we hope will lead to new ongoing business for the Company's products. No assurance can be given however that that such will be the case or that our sales will continue to improve from the reduced level of sales we experienced in the first quarter of 2005.

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2004, the Company had working capital of $1,949,000, a debt to equity ratio of 0.18 to 1, and stockholders' equity of $2,667,000. On May 31, 2004, the Company had $817,000 in cash and cash equivalents, total assets of $3,151,000 and total liabilities of $484,000.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the three months ended May 31, 2004, no repurchases of shares were made by the Company. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837. Under a previous stock repurchase program authorized in March 1998, which permitted the Company to repurchase up to $150,000 of the Company's outstanding shares of common stock, the Company had repurchased from April 1998 through December 2000 a total of 574,700 shares at a cumulative cost of $148,641.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended May 31, 2004.

             None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



Dated: July 13, 2004         By:/s/Murray S. Cohen
                             Murray S. Cohen,
                             Chairman of the Board
                             and Chief Executive Officer



Dated: July 13, 2004         By:/s/James Ivchenko
                             James Ivchenko,
                             President (Principal Financial
                             Officer)

                   EPOLIN, INC. AND SUBSIDIARY

                      FINANCIAL STATEMENTS

            THREE MONTHS ENDED MAY 31, 2004 AND 2003

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

                   ACCOUNTANT'S REVIEW REPORT




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

  We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2004 and 2003 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

  A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying May 31, 2004 financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/IWA FINANCIAL CONSULTING LLC
IWA FINANCIAL CONSULTING LLC
Livingston, NJ 07039

June 16,2004

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               May 31,
                                                                     ---------------------------
                                                                         2004           2003
                                                                     ------------   ------------
Current assets:
 Cash and cash equivalents                                           $    816,692   $  1,159,636
 Accounts receivable                                                      448,406        476,232
 Inventories                                                              817,965        643,375
Notes receivable                                                               --          4,349
 Prepaid expenses                                                          77,881        128,368
 Deferred tax assets-current portion                                        1,376          2,198
                                                                     ------------   ------------

   Total current assets                                                 2,162,320      2,414,158
                                                                     ------------   ------------
Plant, property and equipment - at cost:
 Land                                                                      81,000         81,000
 Building                                                                 369,000        369,000
 Machinery and equipment                                                  254,027        226,081
 Furniture and fixtures                                                    12,223         12,223
 Leasehold improvements                                                   600,679        560,400
                                                                     ------------   ------------

   Total                                                                1,316,929      1,248,704

 Less: Accumulated depreciation and amortization                          724,100        693,928
                                                                     ------------   ------------

   Net plant, property and equipment                                      592,829        554,776
                                                                     ------------   ------------
Other assets:
 Deferred tax assets-non current portion                                  229,065        273,170
 Cash value - life insurance policy                                       166,772        144,413
                                                                     ------------   ------------

   Total other assets                                                     395,837        417,583
                                                                     ------------   ------------

   Total                                                             $  3,150,986   $  3,386,517
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               May 31,
                                                                     ---------------------------
                                                                         2004           2003
                                                                     ------------   ------------
Current liabilities:
 Accounts payable                                                    $      6,141   $     14,306
 Accrued expenses                                                         199,430        176,847
 Taxes payable:
   Payroll                                                                  1,719          1,737
   Income                                                                   6,489        107,400
                                                                     ------------   ------------
   Total current liabilities                                              213,779        300,290
                                                                     ------------   ------------

Other liabilities - Deferred compensation                                 270,030        353,578
                                                                     ------------   ------------

     Total liabilities                                                    483,809        653,868
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $15.513 par value; 940,000 shares authorized;
  none issued
 Preferred stock, series A convertible non-cumulative,
  $2.50 par value; redemption price and liquidation preference;
  60,000 shares authorized; 5,478 shares issued and redeemed
 Common stock, no par value; 20,000,000 shares authorized;
  12,704,000 and 12,566,500 shares issued, 11,840,355 and
  11,876,855 shares outstanding at 2004 and 2003, respectively          2,333,933      2,304,558
  Paid-in capital                                                           6,486          6,486
  Retained earnings                                                       618,940        616,562
                                                                     ------------   ------------

     Total                                                              2,959,359      2,927,606
  Less: Treasury stock-at cost                                            292,182        194,957
                                                                     ------------   ------------

   Total stockholders' equity                                           2,667,177      2,732,649
                                                                     ------------   ------------

   Total                                                             $  3,150,986   $  3,386,517
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MAY 31, 2004 AND 2003

                                                               2004           2003
                                                           ------------   ------------
Sales                                                      $    463,723   $    686,767
                                                           ------------   ------------
Cost of sales and expenses:
 Cost of sales                                                  204,111        227,751
 Selling, general and administrative                            181,550        192,588
                                                           ------------   ------------

   Total                                                        385,661        420,339
                                                           ------------   ------------

Operating income                                                 78,062        266,428
                                                           ------------   ------------
Other income:
 Rental income                                                    9,000         12,000
 Interest                                                         1,284          2,842
                                                           ------------   ------------

   Total other income                                            10,284         14,842
                                                           ------------   ------------

Income before taxes                                              88,346        281,270

Income taxes                                                     39,526        117,408
                                                           ------------   ------------

Net income                                                       48,820        163,862
                                                           ============   ============
Per share data:
 Basic earnings per common share                                   0.00           0.01
                                                           ============   ============

 Fully diluted earnings per common share                           0.00           0.01
                                                           ============   ============

 Weighted average number of common shares outstanding        11,840,355     11,878,485
                                                           ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED MAY 31, 2004 AND 2003

                                             Additional      Retained
                                Common        Paid-in-       Earnings        Treasury    Stockholders'
                                Stock         Capital        Deficit          Costs         Equity
                             ------------   ------------   ------------   ------------   ------------
Balance - March 1, 2003      $  2,304,558   $      6,486   $    452,700   $   (188,777)  $  2,574,967

Treasury stock purchased               --             --             --         (6,180)        (6,180)

Net income                             --             --        163,862             --        163,862
                             ------------   ------------   ------------   ------------   ------------

Balance - May 31, 2003       $  2,304,558   $      6,486   $    616,562   $   (194,957)  $  2,732,649
                             ============   ============   ============   ============   ============


Balance - March 1, 2004      $  2,333,933   $      6,486   $    570,120   $   (292,182)  $  2,618,357

Net income                             --             --         48,820             --         48,820
                             ------------   ------------   ------------   ------------   ------------
Balance - May 31, 2004       $  2,333,933   $      6,486   $    618,940   $   (292,182)  $  2,667,177
                             ============   ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED MAY 31, 2004 AND 2003

                                                                    2004           2003
                                                                ------------   ------------
Cash flows from operating activities:
 Net income                                                     $     48,820   $    163,862
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                       8,019          6,508
   Deferred tax expense                                                2,686         10,008
   Obligation under deferred compensation agreement                    6,019          6,020
 (Increase) decrease in:
   Accounts receivable                                               195,175       (104,771)
   Inventories                                                       (60,198)       (14,063)
   Prepaid expenses                                                   50,154         12,614
 Increase (decrease) in:
   Accounts payable                                                    4,882          7,896
   Accrued expenses                                                   21,340         17,925
   Taxes payable                                                       2,781        106,997
                                                                ------------   ------------

      Net cash provided by operating activities                      279,678        212,996
                                                                ------------   ------------
Cash flows from investing activities:
 Increase in cash value - life insurance policy                           --        (15,827)
   Notes receivable                                                       --          9,790
   Payments for equipment                                            (10,916)       (10,620)
                                                                ------------   ------------

      Net cash used by investing activities                          (10,916)       (16,657)
                                                                ------------   ------------

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    THREE MONTHS ENDED MAY 31, 2004 AND 2003

                                                                    2004           2003
                                                                ------------   ------------
Cash flows from financing activities:
 Treasury stock purchased                                                 --         (6,180)
                                                                ------------   ------------

      Net cash used by financing activities                               --         (6,180)
                                                                ------------   ------------

Increase in cash                                                     268,762        190,159

Cash and cash equivalents:
 Beginning                                                           547,930        969,477
                                                                ------------   ------------

 Ending                                                         $    816,692   $  1,159,636
                                                                ============   ============

Supplemental information:
 Income taxes paid                                              $     70,600   $         --
                                                                ============   ============

        The accompanying notes are an integral part of these statements.





                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $216,692 and $1,059,636 at May 31, 2004 and 2003, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $8,019  and  $6,508 for the three months ended May 31, 2004 and 2003, respectively.


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED MAY 31, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the three months ended May 31, 2004 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                        Epolin
                                          Epolin        Holding      Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Current assets                         $  1,958,377   $    203,943   $         --   $  2,162,320
Non-current assets                        1,186,120        520,437       (717,891)       988,666
                                       ------------   ------------   ------------   ------------
   Total                               $  3,144,497        724,380       (717,891)     3,150,986
                                       ============   ============   ============   ============

  Total liabilities                         477,320        172,772       (166,283)       483,809
                                       ------------   ------------   ------------   ------------

Stockholders' equity:
 Common stock                             2,333,933             --             --      2,333,933
 Additional paid-in capital                   6,486             --             --          6,486
 Retained earnings                          618,940        551,608       (551,608)       618,940
 Treasury stock                            (292,182)            --             --       (292,182)
                                       ------------   ------------   ------------   ------------

  Total stockholders' equity              2,667,177        551,608       (551,608)     2,667,177
                                       ------------   ------------   ------------   ------------

   Total                               $  3,144,497   $    724,380   $   (717,891)  $  3,150,986
                                       ============   ============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                        Epolin
                                          Epolin        Holding      Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Sales                                  $    463,723   $         --   $         --   $    463,723
Other revenue                                    --         33,435        (24,435)         9,000
                                       ------------   ------------   ------------   ------------
   Total                                    463,723         33,435        (24,435)       472,723
                                       ------------   ------------   ------------   ------------

Cost of sales                               204,111             --             --        204,111
Selling, general and administrative         202,489          3,496        (24,435)       181,550
                                       ------------   ------------   ------------   ------------

   Total                                    406,600          3,496        (24,435)       385,661

Operating income                             57,123         29,939             --         87,062

Other income - interest                         844            440             --          1,284
                                       ------------   ------------   ------------   ------------

Income before taxes                          57,967         30,379             --         88,346

Income taxes                                 36,746          2,780             --         39,526
                                       ------------   ------------   ------------   ------------

Net income                             $     21,221   $     27,599   $         --   $     48,820
                                       ============   ============   ============   ============

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003

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

Stock Option Plans - The Company measures compensation cost for stock options using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of May 31, 2004 market price in excess of exercise price of certain options was deemed immaterial to the financial statements

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $13,490 and $ 540 for the three months ended May 31, 2004 and 2003, respectively.

Regulations  -  The  Company  expended  approximately  $5,217  to maintain  compliance  with certain Federal  and  State  and  City
government  regulations  relative  to  the  production  of   near
infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003

NOTE C - ECONOMIC DEPENDENCY:

   A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2004, approximately 51.6% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 39.0% of sales. During the three months ended May 31, 2003, approximately 52.2% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 37.6% of sales.

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

NOTE E - INVENTORIES:

                                        2004     2003
     Raw materials and supplies     $  42,669    46,149
     Work in process                  277,634   163,831
     Finished goods                   497,662   433,395

     Total                           $817,965   643,375


NOTE F - INCOME TAXES:
                                              2004       2003
1.  Federal and State deferred tax assets include:

  Temporary differences - principally from
    accelerated amortization of leasehold
    improvements for book purposes and
     deferred compensation                  $230,441    275,368

  Current portion                              1,376      2,198

  Non-current portion                       $229,065    273,170

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003




NOTE F - INCOME TAXES (continued):

2.  Income tax expense:
                                                   2004     2003
     Current:
     Federal                                    $28,500    83,200
     State                                        8,340    24,200

       Total current                             36,840   107,400

  Deferred:
     Federal                                      2,124     8,200
     State                                          562     1,808

       Total deferred                             2,686    10,008

           Total                                $39,526   117,408





NOTE G - EMPLOYEE BENEFITS:

Simplified  Employee  Pension Plan  -  Effective  June  1,  1994,
covering   all  eligible  participating  employees  as   defined.
Employer contributions totaled $10,453 and $9,959 for the three months ended May 31, 2004 and 2003, respectfully.

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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003


NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options totaling 35,000 were cancelled in prior years. There were no outstanding options as of May 31, 2004.

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

A summary of the status of the Company's 1998 stock option plan as of May 31, 2004, and the changes during the three months ended
May 31, 2004 is presented below:


                                        Weighted-Average
Fixed Options:               Shares       Exercise Price
Balance - March 1, 2003     367,500          $ .24
  Granted                   162,000            .30
  Exercised                (137,500)           .25

Balance - February 28, 2004 392,000            .25
  Granted                        -              -
  Exercised                      -              -

Balance - May 31, 2004      392,000           $.29


Exercisable at May 31, 2004    230,000
Weighted-average fair value of
  options granted during the year   $  .25

                    EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003



NOTE G - EMPLOYEE BENEFITS (continued):


The following table summarizes information about fixed stock options outstanding at May 31, 2004:

      Outstanding Options
                Number        Weighted-average
Range of        Outstanding   Remaining
Exercise Price  at 5/31/04    Contractual Life

    $.25        205,000        2.3 years
     .30         25,000        3.5
     .35        162,000        9.7


       Exercisable Options
     Number
     Exercisable   Weighted-average
     at 5/31/04    Exercise Price

     205,000         $ .25
      25,000           .30
         -             .35


There are 458,000 options attributable to future grants.


NOTE H - TREASURY STOCK:

Consists of 863,645 shares as of May 31, 2004 at a net cost of $292,182.

The Company made no purchases of shares during the three months ended May 31, 2004.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $99,010 and $89,029 were included in cost of sales for the three months ended May 31, 2004 and 2003, respectively.
All costs were borne by the Company.

NOTE J - ACQUISITIONS:

On  January  29,  1998, the Company acquired 100%  of  stock  in
Epolin Holding Corp.

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003



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


Rental   expense   charged   to   operations,   eliminated    in
consolidation,  amounted to $97,740 for the three  months  ended
May 31, 2004 and 2003, respectively.

Future minimum payments for the current option period:

   Fiscal years ending February:
             2005                $73,305
             2006                 97,740
             2007                 97,740
             2008                 97,740
             2009                 65,160

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003


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

Deferred compensation of $6,020 was charged to operations for the three months ended May 31, 2004 and 2003, respectively.


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

                   EPOLIN, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MAY 31, 2004 AND 2003



NOTE M - STOCK DIVIDENDS:

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