Form 10QSB
period 2004-08-31
EPOLIN INC /NJ/
filed 2004-10-15
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2004

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

          Common, no par value per share: 11,852,855
                outstanding as of August 31, 2004

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

Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Form 10-KSB for the year ended February 29, 2004. The Company does not intend to update these forward-looking statements.

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

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the six months ended August 31, 2004, approximately 53.8% of sales were to three customers. Two of these customers, located in the eastern United States, accounted for 47.7% of sales. During the six months ended August 31, 2003, approximately 67.0% of sales were to four customers. Three of three customers, located in the eastern United States, accounted for 58.6% of sales.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.

                                         Three Months Ended
                                     August 31,     August 31,
                                     2004           2003

Sales                                  100%         100%

Cost of sales and expenses:
  Cost of sales                        28.4        30.1
  Selling, general and administrative  25.3        28.9
     Total                             53.7        59.0

Operating Income                       46.3        41.0

Income before taxes                    47.5        42.1

Net income (after taxes and
extraordinary item)                    30.2        11.7

                                          Six Months Ended
                                      August 31,     August 31,
                                      2004           2003

Sales                                  100%          100%

Cost of sales and expenses:
  Cost of sales                        34.0          31.6
  Selling, general and administrative  30.2          28.5
     Total                             64.2          60.1

Operating Income                       35.8          40.0

Income before taxes                    37.4          41.5

Net income (after taxes and
extraordinary item)                    23.2          17.8


Sales

      Sales increased to $841,000 for the three months ended August 31, 2004 from $681,000 for the three months ended August 31, 2003, an increase of $160,000 or 23.5%. For the six months ended August 31, 2004, sales decreased to $1,304,000 from $1,367,000 for the six months ended August 31, 2003, a decrease of $63,000 or 4.6%. The Company experienced increased orders from many of its regular customers during the three months ended August 31, 2004 compared to the first three months of the current fiscal year in which the Company experienced reduced orders from many of such customers.

Cost of Sales and Expenses

       Cost of sales increased to $239,000 and $443,000, respectively, for the three and six months ended August 31, 2004 from $205,000 and $433,000, respectively, for the three and six months ended August 31, 2003. Selling, general and administrative expenses increased to $213,000 and $394,000, respectively, for the three and six months ended August 31, 2004 from $197,000 and $390,000, respectively, for the three and six months ended August 31, 2003. The total of cost of sales and expenses for the three months ended August 31, 2004 was $452,000 as compared to $402,000 for the three months ended August 31, 2003, an increase of $50,000. For the six months ended August 31, 2004, the total of costs of sales and expenses was $837,000 as compared to $822,000 for the six months ended August 31, 2003, an increase of $15,000.

Operating Income

      Operating income for the three months ended August 31, 2004 increased to $389,000 from $279,000 for the three months ended August 31, 2003, an increase of $110,000. Operating income for the six months ended August 31, 2004 decreased to $467,000 from $545,000 for the six months ended August 31, 2003, a decrease of $78,000. A change in operating income for the six months ended August 31, 2004 compared to the comparable period of the prior year was primarily due to the reduced level of sales achieved by the Company in the first quarter of the current fiscal year, as well as a relatively small increase in total of cost of sales and expenses for the six months ended August 31, 2004.

 Other Income

     Total other income for the three and six months ended August 31, 2004 was $11,000 and $21,000, respectively, as compared to $7,000 and $22,000, respectively, for the three and six months ended August 31, 2003. The Company realized $9,000 and $18,000, respectively, in rental income for the three and six months ended August 31, 2004 as compared to $6,000 and $18,000, respectively, in rental income for the three and six months ended August 31, 2003. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. The Company realized interest income of $1,800 and $3,100, respectively, for the three and six months ended August 31, 2004 compared to $1,400 and $4,300, respectively, for the three and six months ended August 31, 2003.

Income

      During the three and six months ended August 31, 2004, the Company reported income before taxes of $400,000 and $488,000 as compared to income before taxes of $286,000 and $568,000 for the three and six months ended August 31, 2004. Income taxes were $146,000 and $185,000 for the three and six months ended August 31, 2004 compared to $97,000 and $214,000 for the three and six months ended August 31, 2003. Net income after taxes was $254,000 or $0.02 per share for the three months ended August 31, 2004 as compared to net income after taxes (and extraordinary item) of $79,000 or $0.01 per share for the three months ended August 31, 2003. Net income after taxes was $303,000 or $0.03 per share for the six months ended August 31, 2004 as compared to net income after taxes (and extraordinary item) of $243,000 or $0.02 per share for the six months ended August 31, 2003. Excluding the extraordinary item recognized in fiscal 2003, the Company had net income after taxes of $190,000 and $354,000 for the three and six months ended August 31, 2003. The extraordinary item was recognized in connection with the settlement reached in fiscal 2003 in the litigation commenced in December 2000 by two individuals (each a former director and former employee of the Company) for which there was not a comparable item in the current fiscal year. Had this not been included in the prior year, net income would have increased $64,000 for the three months ended August 31, 2004 compared to the prior year and decreased $50,000 for the six months ended August 31, 2004 compared to the prior year.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Although we suffered a setback in sales in the first quarter of fiscal 2005, business improved during the second quarter. We are encouraged that we have recently shipped development quantities of dyes to certain new customers which we hope will lead to new ongoing business for the Company's products. No assurance can be given however that that such will be the case or that our sales will remain at the level experienced in the second quarter or improve.

Operations Outlook

      We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, has not recently grown to the degree management anticipated. For example, during fiscal 2004 sales reached an all time high of $2.73 million. But this was not significantly more than in 2003 ($2.69 million) or 2002 ($2.55 million). The plateau of sales over the last three years was in contrast to the sales growth we saw since 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of a true growth company. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. For years we felt it to be unnecessary to go out and reach our customers. We believed that our web site
was sufficiently explicit to attract anyone interested in near infrared light management to come to us because we were the "only game in town". We now realize that the customer has alternatives which do not include the use of Epolin dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help. This is in process. In order to cover the cost of these additional personnel, we decided to make certain sacrifices. For this reason we have for the time being suspended the cash dividends program which we have had in place since 2002. We believe it is in the Company's best interest to sacrifice current payout to shareholders for future growth.

      The new products that are now the firm underpinnings for future growth are based upon security inks, new visible and infrared dyes and the forward integration of our dyes into formulated pellets. We are making it easy for the customer to enter the field of welding and specialty filters without the need for specialized knowledge in formulating product. This eliminates the need for the customer to extrude pellets, making it a simple task to use the pellets directly in injection molding.

      Another factor that was considered in the business plan was management succession. Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, recently announced his intention to step down as Chief Executive Officer at an undetermined future date, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. With the hiring of a Sales/Marketing executive, such will add to our pool of personnel who can be considered at a later date for the position of CEO.

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2004, the Company had working capital of $2,168,000, a debt to equity ratio of 0.15 to 1, and stockholders' equity of $2,924,000. On August 31, 2004, the Company had $823,000 in cash and cash equivalents, total assets of $3,349,000 and total liabilities of $425,000.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the six months ended August 31, 2004, no repurchases of shares were made by the Company. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

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


Item 2.  Changes in Securities.

     During the quarter ended August 31, 2004, the Company issued
12,500 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $3,125.

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

          (b)  Reports on Form 8-K.

          Listed below are reports on Form 8-K filed during the fiscal quarter ended August 31, 2004.

             None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



Dated: October 15, 2004        By: /s/ Murray S. Cohen
                                   Murray S. Cohen,
                                   Chairman of the Board
                                   and Chief Executive Officer


Dated: October 15, 2004        By: /s/ James Ivchenko
                                   James Ivchenko,
                                   President (Principal Financial
                                   Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

                                    CONTENTS





                                                                        Page
                                                                        ----

Accountant's Review Report                                                1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                         2 - 3

    Consolidated Statements of Income                                   4 - 5

    Consolidated Statements of Stockholders' Equity                       6

    Consolidated Statements of Cash Flows                               7 - 8

Notes to Consolidated Financial Statements                              9 - 18

                           ACCOUNTANT'S REVIEW REPORT




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

     We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2004 and 2003 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Epolin, Inc. and Subsidiary.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying August 31, 2004 financial statements in order for them to be in conformity with generally accepted accounting principles.








/s/ IWA FINANCIAL CONSULTING LLC
--------------------------------
IWA FINANCIAL CONSULTING LLC
Livingston, NJ 07039




September 20, 2004

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              August 31,
                                                     ---------------------------
Current assets:                                          2004           2003
                                                     ------------   ------------
  Cash and cash equivalents                          $    823,429        367,782
  Accounts receivable                                     646,224        831,410
  Inventories                                             822,458        687,018
  Prepaid expenses                                         22,855         30,523
  Deferred tax assets-current portion                       1,376          1,376
                                                     ------------   ------------

      Total current assets                              2,316,342      1,918,109
                                                     ------------   ------------

Plant, property and equipment - at cost:
  Land                                                     81,000         81,000
  Building                                                369,000        369,000
  Machinery and equipment                                 254,027        243,111
  Furniture and fixtures                                   12,223         12,223
  Leasehold improvements                                  629,391        591,543
                                                     ------------   ------------

      Total                                             1,345,641      1,296,877

Less:  Accumulated depreciation and amortization          732,295        702,291
                                                     ------------   ------------

      Net plant, property and equipment                   613,346        594,586
                                                     ------------   ------------

Other assets:
  Deferred tax assets-non current portion                 220,904        226,816
  Cash value - life insurance policy                      198,290        144,413
                                                     ------------   ------------

      Total other assets                                  419,194        371,229
                                                     ------------   ------------

      Total                                          $  3,348,882      2,883,924
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            August 31,
                                                                    ---------------------------
                                                                        2004           2003
                                                                    ------------   ------------
Current liabilities:
  Accounts payable                                                  $     16,047          8,099
  Accrued expenses                                                       113,092         98,664
  Taxes payable:
    Payroll                                                                1,719          1,737
    Income                                                                17,820          1,819
                                                                    ------------   ------------

    Total current liabilities                                            148,678        110,319
                                                                    ------------   ------------


Other liabilities - Deferred compensation                                276,050        251,971
                                                                    ------------   ------------


        Total liabilities                                                424,728        362,290
                                                                    ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
   Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized;
    12,716,500 and 12,641,500 shares issued, 11,852,855 and
    11,825,355 shares outstanding at 2004 and 2003, respectively       2,337,058      2,320,808
    Paid-in capital                                                        6,486          6,486
    Retained earnings                                                    872,792        458,872
                                                                    ------------   ------------

        Total                                                          3,216,336      2,786,166
    Less: Treasury stock-at cost                                         292,182        264,532
                                                                    ------------   ------------

      Total stockholders' equity                                       2,924,154      2,521,634
                                                                    ------------   ------------

      Total                                                         $  3,348,882      2,883,924
                                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

                                                             2004           2003
                                                         ------------   ------------
Sales                                                    $  1,304,302      1,367,485
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               442,878        432,590
  Selling, general and administrative                         394,451        389,525
                                                         ------------   ------------

     Total                                                    837,329        822,115
                                                         ------------   ------------

Operating income                                              466,973        545,370
                                                         ------------   ------------

Other income:
  Rental income                                                18,000         18,000
  Interest                                                      3,066          4,277
                                                         ------------   ------------

     Total other income                                        21,066         22,277
                                                         ------------   ------------

Income before taxes                                           488,039        567,647

Income taxes                                                  185,367        214,107
                                                         ------------   ------------

Income before extraordinary item                              302,672        353,540

Extraordinary item - litigation settlement (net of
income tax benefit of $83,179)                                     --        110,261
                                                         ------------   ------------

Net income                                               $    302,672        243,279
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.03           0.02
                                                         ============   ============

  Fully diluted earnings per common share                $       0.03           0.02
                                                         ============   ============

  Weighted average number of common shares outstanding     11,847,828     11,881,948
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2004 AND 2003


                                                         2004           2003
                                                     ------------   ------------

Sales                                                $    840,579        680,718
                                                     ------------   ------------

Cost of sales and expenses:
  Cost of sales                                           238,767        204,839
  Selling, general and administrative                     212,901        196,937
                                                     ------------   ------------

     Total                                                451,668        401,776
                                                     ------------   ------------

Operating income                                          388,911        278,942
                                                     ------------   ------------

Other income:
  Rental income                                             9,000          6,000
  Interest                                                  1,782          1,435
                                                     ------------   ------------

     Total other income                                    10,782          7,435


Income before taxes                                       399,693        286,377

Income taxes                                              145,841         96,699
                                                     ------------   ------------

Income before extraordinary item                          253,852        189,678

Extraordinary item - litigation settlement (net of
income tax benefit of $83,179)                                 --        110,261
                                                     ------------   ------------

Net income                                           $    253,852         79,417
                                                     ============   ============

Per share data:
  Basic earnings per common share                    $       0.02           0.01
                                                     ============   ============

  Fully diluted earnings per common share            $       0.02           0.01
                                                     ============   ============

   Weighted average number of
     common shares outstanding                         11,847,828     11,881,948
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

                                               Additional      Retained
                                  Common        Paid-in-       Earnings       Treasury       Stockholders'
                                  Stock         Capital        Deficit          Costs           Equity
                               ------------   ------------   ------------    ------------    ------------
Balance - March 1, 2003        $  2,304,558          6,486        452,700        (188,777)      2,574,967

Common stock issued for
  stock option                       16,250             --             --              --          16,250

Dividends paid                           --             --       (237,107)             --        (237,107)

Treasury stock purchased                 --             --             --         (75,755)        (75,755)

Net income                               --             --        243,279              --         243,279
                               ------------   ------------   ------------    ------------    ------------

Balance - August 31, 2003      $  2,320,808          6,486        458,872        (264,532)      2,521,634
                               ============   ============   ============    ============    ============



Balance - March 1, 2004        $  2,333,933          6,486        570,120        (292,182)      2,618,357

Common stock issued for
  stock option                        3,125             --             --              --           3,125

Net income                               --             --        302,672              --         302,672
                               ------------   ------------   ------------    ------------    ------------

Balance - August 31, 2004      $  2,337,058          6,486        872,792        (292,182)      2,924,154
                               ============   ============   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED AUGUST 31, 2004 AND 2003


                                                                    2004            2003
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    302,672         243,279
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    16,214          14,871
     Deferred tax expense                                             10,847          57,184
     Obligation under deferred compensation agreement                 12,039         (95,587)
  (Increase) decrease in:
     Accounts receivable                                              (2,643)       (459,949)
     Inventories                                                     (64,691)        (57,706)
     Prepaid expenses                                                105,180         110,459
  Increase (decrease) in:
     Accounts payable                                                 14,788           1,689
     Accrued expenses                                                (64,998)        (60,258)
     Taxes payable                                                    14,112           1,416
                                                                ------------    ------------

        Net cash provided (used) by operating activities             343,520        (244,602)
                                                                ------------    ------------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                     (31,518)        (15,827)
  Notes receivable                                                        --          14,139
  Payments for equipment                                             (39,628)        (58,793)
                                                                ------------    ------------

         Net cash used by investing activities                       (71,146)        (60,481)
                                                                ------------    ------------

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                    SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

                                                                2004           2003
                                                            ------------   ------------
Cash flows from financing activities:
  Issuance of common stock                                         3,125         16,250
  Dividends paid                                                      --       (237,107)
  Treasury stock purchased                                            --        (75,755)
                                                            ------------   ------------

     Net cash provided (used) by financing activities              3,125       (296,612)
                                                            ------------   ------------

Increase (decrease) in cash                                      275,499       (601,695)

Cash and cash equivalents:
  Beginning                                                      547,930        969,477
                                                            ------------   ------------

  Ending                                                    $    823,429        367,782
                                                            ============   ============

Supplemental information:
  Income taxes paid                                         $    151,200        186,400
                                                            ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $752,004 and $267,800 at August 31, 2004 and 2003, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

Depreciation and amortization expense totaled $16,214 and $14,871 for the six months ended August 31, 2004 and 2003, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the six months ended August 31, 2004 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                         Epolin
                                         Epolin          Holding     Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Current assets                        $  2,102,185         214,157             --       2,316,342
Non-current assets                       1,246,697         545,475       (759,632)      1,032,540
                                      ------------    ------------   ------------    ------------
      Total                           $  3,348,882         759,632       (759,632)      3,348,882
                                      ============    ============   ============    ============

    Total liabilities                      424,728         180,492       (180,492)        424,728
                                      ------------    ------------   ------------    ------------

Stockholders' equity:
  Common stock                           2,337,058              --             --       2,337,058
  Additional paid-in capital                 6,486              --             --           6,486
  Retained earnings                        872,792         579,140       (579,140)        872,792
  Treasury stock                          (292,182)             --             --        (292,182)
                                      ------------    ------------   ------------    ------------

   Total stockholders' equity            2,924,154         579,140       (579,140)      2,924,154
                                      ------------    ------------   ------------    ------------

    Total                             $  3,348,882         759,632       (759,632)      3,348,882
                                      ============    ============   ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                         Epolin
                                         Epolin          Holding     Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Sales                                 $  1,304,302              --             --       1,304,302
Other revenue                                   --          66,870        (48,870)         18,000
                                      ------------    ------------   ------------    ------------
    Total                                1,304,302          66,870        (48,870)      1,322,302
                                      ------------    ------------   ------------    ------------

Cost of sales                              442,878              --             --         442,878
Selling, general and administrative        436,108           7,213        (48,870)        394,451
                                      ------------    ------------   ------------    ------------

    Total                                  878,986           7,213        (48,870)        837,329

Operating income                           425,316          59,657             --         484,973

Other income - interest                      2,142             924             --           3,066
                                      ------------    ------------   ------------    ------------

Income before taxes                        427,458          60,581             --         488,039

Income taxes                               179,917           5,450             --         185,367
                                      ------------    ------------   ------------    ------------

Net income                            $    247,541          55,131             --         302,672
                                      ============    ============   ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



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

Stock Option Plans - The Company measures compensation cost for stock options using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As permitted by FASB Statement of Financial Accounting Standards No. 123, and explained in Note G, compensation expense is recognized only to the extent that the market price for stock options granted exceeds the exercise price of the underlying common stock at the date of grant. As of August 31, 2004 market price in excess of exercise price of certain options was deemed immaterial to the financial statements.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $14,817 and $1,765 for the six months ended August 31, 2004 and 2003, respectively.

Regulations - The Company expended approximately $9,713 to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



NOTE C - ECONOMIC DEPENDENCY:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2004, approximately 53.8% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 47.7% of sales. During the six months ended August 31, 2003, approximately 67.0% of sales were to four customers, three of these customers, located in the Eastern United States, accounted for 58.6% of sales.

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

NOTE E - INVENTORIES:

                                             2004         2003
                                          ----------   ----------
         Raw materials and supplies       $   46,003       59,448
         Work in process                     279,588      119,596
         Finished goods                      496,867      507,974
                                          ----------   ----------

         Total                            $  822,458      687,018
                                          ==========   ==========


NOTE F - INCOME TAXES:
                                                            2004         2003
                                                         ----------   ----------
1. Federal and State deferred tax assets include:

     Temporary differences - principally from
       accelerated amortization of leasehold
       improvements for book purposes and
       deferred compensation                             $  222,280      228,192

     Current portion                                          1,376        1,376
                                                         ----------   ----------

     Non-current portion                                 $  220,904      226,816
                                                         ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



NOTE F - INCOME TAXES (continued):

2.  Income tax expense:
                                                       2004          2003
                                                    ----------    ----------

    Current:
        Federal                                     $  135,200       157,780
        State                                           39,320        45,417
                                                    ----------    ----------

             Total current                             174,520       203,197
                                                    ----------    ----------

    Deferred:
        Federal                                          8,577         8,910
        State                                            2,270         2,000
                                                    ----------    ----------

             Total deferred                             10,847        10,910
                                                    ----------    ----------

                   Total                            $  185,367       214,107
                                                    ==========    ==========



NOTE G - EMPLOYEE BENEFITS:

Simplified Employee Pension Plan - Effective June 1, 1994, covering all eligible participating employees as defined. Employer contributions totaled $19,469 and $18,515 for the six months ended August 31, 2004 and 2003, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



NOTE G - EMPLOYEE BENEFITS (continued):

Employee Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options totaling 35,000 were cancelled in prior years. There were no outstanding options as of August 31, 2004.

The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options exercised for all prior years totaled 575,000. Options cancelled for all prior years totaled 75,000.

A summary of the status of the Company's 1998 stock option plan as of August 31, 2004, and the changes during the six months ended August 31, 2004 is presented below:


                                                             Weighted-Average
Fixed Options:                                   Shares       Exercise Price
--------------                                 ----------     --------------
Balance - March 1, 2003                           367,500       $      .24
     Granted                                      162,000              .30
     Exercised                                   (137,500)             .25
                                               ----------

Balance - February 28, 2004                       392,000              .29
     Granted                                           --               --
     Exercised                                    (12,500)             .25
                                               ----------

Balance - August 31, 2004                         379,500       $      .29
                                               ==========


Exercisable at August 31, 2004                    217,500

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



NOTE G - EMPLOYEE BENEFITS (continued):

The following table summarizes information about fixed stock options outstanding at August 31, 2004:

              Outstanding Options                               Exercisable Options
---------------------------------------------------       ------------------------------
                    Number         Weighted-average         Number
Range of          Outstanding         Remaining           Exercisable    Weighted-average
Exercise Price    at 8/31/04       Contractual Life       at 8/31/04      Exercise Price
--------------    ----------       ----------------       ----------      --------------
     $.25            192,500          2.0 years              192,500           $ .25
      .30             25,000          3.3                     25,000             .30
      .35            162,000          9.4                         --             .35


There are 458,000 options attributable to future grants.


NOTE H - TREASURY STOCK:

Consists of 863,645 shares as of August 31, 2004 at a net cost of $292,182.

The Company made no purchases of shares during the six months ended August 31, 2004.

NOTE I - RESEARCH AND DEVELOPMENT:

Amounts of $202,785 and $184,330 were included in cost of sales for the six months ended August 31, 2004 and 2003, respectively. All costs were borne by the Company.

NOTE J - ACQUISITIONS:

On January 29, 1998, the Company acquired 100% of stock in Epolin Holding Corp.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



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


Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2004 and 2003, respectively.

Future minimum payments for the current option period:

       Fiscal years ending February:
       -----------------------------
                    2005                        $48,870
                    2006                         97,740
                    2007                         97,740
                    2008                         97,740
                    2009                         65,160

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003

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

Deferred compensation of $12,040 was charged to operations for the six months ended August 31, 2004 and 2003, respectively.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2004 AND 2003



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