Form 10KSB/A
period 2004-02-29
EPOLIN INC /NJ/
filed 2004-12-10
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB/A
                         (Amendment No. 2)

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

                                  Dated: December 8, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                     Title                             Date


/s/ Murray S. Cohen         Chief Executive Officer,           12/8/04
Murray S. Cohen             Chairman of the Board,
                            Secretary and Director
                            (Principal Executive Officer)


/s/ James Ivchenko          President and Director             12/8/04
James Ivchenko              (Principal Financial Officer)


/s/ Claire Bluestein        Director                           12/8/04
Claire Bluestein



/s/ Morris Dunkel           Director                           12/8/04
Morris Dunkel


/s/ James R. Torpey, Jr.    Director                           12/8/04
James R. Torpey, Jr.

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