Form 10QSB/A
period 2004-05-31
EPOLIN INC /NJ/
filed 2004-12-10
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB/A
                        (Amendment No. 1)

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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: December 8, 2004      By:/s/Murray S. Cohen
                             Murray S. Cohen,
                             Chairman of the Board
                             and Chief Executive Officer



Dated: December 8, 2004      By:/s/James Ivchenko
                             James Ivchenko,
                             President (Principal Financial
                             Officer)

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

                 ACCOUNTANT'S REVIEW REPORT




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

  We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2004 and 2003 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.



/s/ IWA FINANCIAL CONSULTING LLC
IWA FINANCIAL CONSULTING LLC
Livingston, NJ 07039




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