Form 10QSB/A
period 2004-08-31
EPOLIN INC /NJ/
filed 2004-12-10
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB/A
                        (Amendment No. 2)

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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: December 8, 2004        By: /s/ Murray S. Cohen
                                   Murray S. Cohen,
                                   Chairman of the Board
                                   and Chief Executive Officer


Dated: December 8, 2004        By: /s/ James Ivchenko
                                   James Ivchenko,
                                   President (Principal Financial
                                   Officer)

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

                 ACCOUNTANT'S REVIEW REPORT




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

  We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2004 and 2003 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three-month and six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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