Form 10QSB
period 2004-11-30
EPOLIN INC /NJ/
filed 2005-01-12
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2004

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

          Common, no par value per share: 11,852,855
               outstanding as of December 31, 2004

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

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the nine months ended November 30, 2004, approximately 48.8% of sales were to three customers. Two of these customers, located in the eastern United States, accounted for 42.9% of sales. During the nine months ended November 30, 2003, approximately 62.1% of sales were to four customers. Two of these customers, located in the eastern United States, accounted for 38.9% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.

                  Three  Months  Ended        Nine Months Ended

                   November 30, November 30, November 30, November 30,
                   2004         2003         2004         2003

Sales                    100%        100%       100%      100%

Cost of sales and expenses:
   Cost  of  sales        37.5       28.1       35.2      30.6
   Selling, general
   and administrative     33.9       40.8       31.5      42.1
     Total                71.4       68.9       66.7      72.7

Operating Income          28.6       31.1       33.3      27.3



Income before taxes       30.2       32.9       34.9      29.0

Net  income
(after  taxes)            15.6       22.0       20.5      19.0


Sales

      Sales  increased  to $703,000 for the  three  months  ended
November  30,  2004  from  $561,000 for the  three  months  ended
November 30, 2003, an increase of $142,000 or 25.3%. For the nine months ended November 30, 2004, sales increased to $2,007,000 from $1,929,000 for the nine months ended November 30, 2003, an increase of $78,000 or 4.0%. The Company experienced increased orders from many of its regular customers during the second and third quarter of the current fiscal year compared to the first three months of the current year in which the Company experienced reduced orders from many of such customers.

     While Management believes the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, sales have remained relatively stagnant since fiscal 2002. The recent modest increases in total Company sales since 2002 is the result of increases in sales of dyes for security inks which is the area the Company expects to achieve its strongest growth.

Cost of Sales and Expenses

           Cost of sales increased to $263,000 and $706,000, respectively, for the three and nine months ended November 30, 2004 from $158,000 and $590,000, respectively, for the three and nine months ended November 30, 2003. Selling, general and administrative expenses increased to $238,000 for the three months ended November 30, 2004 from $229,000 for the three months ended November 30, 2003. For the nine months ended November 30, 2004, selling, general and administrative expenses decreased to $633,000 from $812,000 for the nine months ended November 30, 2003. The total of cost of sales and expenses for the three months ended November 30, 2004 was $502,000 as compared to
$387,000  for  the  three  months ended  November  30,  2003,  an increase of $115,000 or 29.7%. For the nine months ended November 30, 2004, the total of costs of sales and expenses was $1,339,000 as compared to $1,402,000 for the nine months ended November 30, 2003, a decrease of $63,000 or 7.8%. Such increases in cost of sales were primarily due to increases in costs related to R&D salaries, specialty chemical costs and applied factory overhead, with smaller increases in laboratory salaries, insurance expense and laboratory supplies. Such decrease in selling, general and administrative expenses for  the
nine months ended November 30, 2004 compared to the prior year was primarily due to the lump sum payment of approximately $193,000 included in the selling, general and administrative expenses for the nine months ended November 30, 2003 for which there was not a comparable item in the current fiscal year, partially offset by increases in salaries and consulting fees, and advertising and marketing. Such lump sum payment was made in connection with the settlement reached in fiscal 2003 in the litigation commenced in December 2000 by two individuals (each a former director and former employee of the Company). In financial statements previously filed with the Securities and Exchange Commission, the Company had classified such lump sum payment as an extraordinary item but as a result of comments received from the Commission such lump sum payment is now included in the selling, general and administrative expenses for the nine months ended November 30, 2003.

Operating Income

      Operating  income for the three months ended  November  30,
2004 increased to $201,000 from $175,000 for the three months ended November 30, 2003, an increase of $26,000. Operating income for the nine months ended November 30, 2004 increased to $668,000 from $527,000 for the nine months ended November 30, 2003, an increase of $141,000. The increase in operating income for the nine months ended November 30, 2004 compared to the prior year was primarily due to increases in sales together with decreases in selling, general and administrative expenses (which decreased for the reasons described above), partially offset by increases in cost of sales.

Other Income

      Total other income for the three and nine months ended November 30, 2004 was $11,000 and $32,000, respectively, as compared to $10,000 and $32,000, respectively for the three and nine months ended November 30, 2003. The Company realized $9,000 and $27,000, respectively, in rental income for the three and nine months ended November 30, 2004 and November 30, 2003. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its office space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. The Company realized interest income of $2,000 and $5,000, respectively, for the three and nine months ended November 30, 2004 compared to $1,000 and $5,000, respectively, for the three and nine months ended November 30, 2003.

Income

      During the three and nine months ended November 30, 2004, the Company reported income before taxes of $212,000 and $700,000 as compared to income before taxes of $185,000 and $559,000 for the three and nine months ended November 30, 2003. Income taxes were $103,000 and $288,000 for the three and nine months ended November 30, 2004 compared to $62,000 and $192,000 for the three and nine months ended November 30, 2003. The increase in income taxes was primarily attributed to ordinary changes from period to period in sales and expenses. Net income after taxes was $109,000 or $0.01 per share for the three months ended November 30, 2004 as compared to net income after taxes of $123,000 or $0.01 per share for the three months ended November 30, 2003. Net income after taxes was $412,000 or $0.03 per share for the nine months ended November 30, 2004 as compared to net income after taxes (an extraordinary item) of $367,000 or $0.03 per share for the three and nine months ended November 30, 2003. The increase in net income after taxes for the nine months ended November 30, 2004 compared to the prior year was primarily due to increases in sales together with decreases in selling, general and administrative expenses (which decreased for the reasons described above), partially offset by increases in cost of sales.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Although we suffered a setback in sales in the first quarter of fiscal 2005, business has improved since then. We are encouraged that we have recently shipped development quantities of dyes to certain new customers which we  hope  will
lead to new ongoing business for the Company's products. No assurance can be given however that that such will be the case or that our sales will remain at the level experienced in the second and third quarter or improve.

Operations Outlook

      We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, has not recently grown to the degree management anticipated. For example, during fiscal 2004 sales reached an all time high of $2.73 million. But this was not significantly more than in 2003 ($2.69 million) or 2002 ($2.55 million). The plateau of sales over the last three years was in contrast to the sales growth we saw since 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of a true growth company. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. For years we felt it to be unnecessary to go out and reach our customers. We believed that our web site was sufficiently explicit to attract anyone interested in near infrared light management to come to us because we were the "only game in town". We now realize that the customer has alternatives which do not include the use of Epolin dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive (which has been accomplished) along with back up technical service help (which is in process). In order to cover the cost of these additional personnel, we have for the time being suspended the cash dividends program which we have had in place since 2002. At the present time, we believe it is in the long term best interest of the shareholders for us to reinvest profits for future growth.

      Management has recognized that the Company's traditional markets - serving welding and eye protection plastics manufacturers - have gone through certain changes over the last few years in that certain customers have consolidated and/or moved manufacturing operations to low-cost countries, usually in the Far East. In some of these countries, eye protection may not be as highly valued by the citizenry. Management expects that this market will remain important as a continuing source of revenue, but it is not expected to contribute meaningful growth on a short-term or long-term basis. The Company now offers fully formulated dye packages which can be used by the lens manufacturer simply by adding the package to polycarbonate and injection molding the final product. This has allowed the Company to maintain a strong position in this market, although it is not expected to be a market which will experience significant growth. To date, such changes have not had a detrimental impact on net sales, inventories or cash flows. There can be no assurance that such trend will continue. As a result, greater emphasis has recently been placed on sales and marketing in order to grow the Company's business in security inks and coatings. The new products that are now the firm underpinnings for future growth are based upon such security inks, new visible and infrared dyes and the forward integration of the Company's dyes into formulated pellets. For the three and nine months ended November 30, 2004, sales in these new product areas represented approximately 17% and 21%, respectively, of all Company sales compared to the three and nine months ended November 30, 2003 for which sales in these new product areas represented approximately 20% and 12%, respectively, of all Company sales.

      Another factor that was considered in the business plan was management succession. Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, has announced his intention to step down as Chief Executive Officer at an undetermined future date, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. With the hiring of a Sales/Marketing executive, such will add to our pool of personnel who can be considered at a later date for the position of CEO.

Liquidity and Capital Resources

      On November 30, 2004, the Company had working capital of $2,276,000, a debt to equity ratio of 0.16 to 1, and stockholders' equity of $3,034,000 compared to working capital of $1,891,000, a debt to equity to ratio of 0.15 to 1, and stockholders' equity of $2,636,000 on November 30, 2003. On November 30, 2004, the Company had $1,250,000 in cash and cash equivalents, total assets of $3,517,000 and total liabilities of

$484,000, compared to $728,000 in cash and cash equivalents, total assets of $3,027,000 and total liabilities of $392,000 on November 30, 2003. Increases in cash and cash equivalents were primarily due an increase in net cash provided by operating activities and a change in financing activities for the nine months ended November 30, 2004 compared to the nine months ended November 30, 2003. Net cash provided by operating activities increased to $789,000 for the nine months ended November 30, 2004 from $155,000 for the nine months ended November 30, 2003 primarily due to an increase in net income from operations, as well as a decrease in accounts receivable along with a lesser increase in inventories compared to the comparable period of the prior year. Net cash used by investing activities remained relatively unchanged and was $90,000 for the nine months ended November 30, 2004 as well as the nine months ended November 30, 2003. Net cash provided by financing activities was $3,000 for the nine months ended November 30, 2004 compared to net cash used by financing activities of $306,000 resulting primarily from the stock dividend paid in fiscal 2003 for which there was not a comparable item for fiscal 2004.

      The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. The Company's contemplated cash requirements for 2005 and beyond will depend primarily upon level of sales of its products, inventory levels, product development, sales and marketing expenditures and capital expenditures. While Management believes the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, such sales have not increased in volume in the past few years. Recently, greater emphasis has been placed on sales and marketing in order to grow the Company's business in security inks and coatings which Management expects to contribute meaningful growth to the Company.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the nine months ended November 30, 2004, no repurchases of shares were made by the Company. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

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


Item 3.   Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The corrective action which has been taken in the financial statements included with this report has not impacted upon management's conclusions. Such corrective action which resulted from comments received from the Securities and Exchange Commission pertains to the reclassification of the litigation settlement in 2003 previously classified as an extraordinary item to its current treatment which is to include the settlement payment in selling, general and administrative expenses. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including the corrective action described above.


                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Changes in Securities.

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

      On October 28, 2004, an annual meeting of stockholders was held to elect four Directors to serve as the Board of
Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify. At such meeting, Murray S. Cohen, James Ivchenko, Morris Dunkel and James R. Torpey, Jr., each an incumbent director, were duly elected as directors of the Company. Murray S. Cohen received 9,337,766 affirmative votes and 2,000 negative votes, each of James Ivchenko and Morris Dunkel received 9,332,266 affirmative votes and 7,500 negative votes, and James R. Torpey, Jr. received 9,324,766 affirmative votes and 15,000 negative votes.

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

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

          (b)  Reports on Form 8-K.

Listed below are reports on Form 8-K filed during the fiscal quarter ended November 30, 2004.

             None.

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



Dated: January 11, 2005       By: /s/ Murray S. Cohen
                              Murray S. Cohen,
                              Chairman of the Board
                              and Chief Executive Officer


Dated: January 11, 2005       By: /s/ James Ivchenko
                              James Ivchenko,
                              President (Principal Financial
                              Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                  NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                    CONTENTS

                                                                          Page
                                                                          ----

Accountant's Review Report                                                  1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                           2 - 3

    Consolidated Statements of Income                                     4 - 5

    Consolidated Statements of Stockholders' Equity                         6

    Consolidated Statements of Cash Flows                                 7 - 8

Notes to Consolidated Financial Statements                                9 - 22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2004 and 2003 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three-month and nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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


IWA FINANCIAL CONSULTING LLC
----------------------------
IWA FINANCIAL CONSULTING LLC
Livingston, NJ 07039


January 7, 2005


                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             November 30,
                                                     ---------------------------
Current assets:                                          2004           2003
                                                     ------------   ------------
  Cash and cash equivalents                          $  1,250,450        728,278
  Accounts receivable                                     387,587        462,043
  Inventories                                             790,666        760,642
  Prepaid expenses                                         44,476         72,669
  Deferred tax assets-current portion                       4,128          1,376
                                                     ------------   ------------

     Total current assets                               2,477,307      2,025,008
                                                     ------------   ------------
Plant, property and equipment - at cost:
  Land                                                     81,000         81,000
  Building                                                369,000        369,000
  Machinery and equipment                                 264,759        243,111
  Furniture and fixtures                                   12,223         12,223
  Leasehold improvements                                  629,391        599,139
                                                     ------------   ------------

     Total                                              1,356,373      1,304,473

Less: Accumulated depreciation and amortization           741,122        708,799
                                                     ------------   ------------

     Net plant, property and equipment                    615,251        595,674
                                                     ------------   ------------
Other assets:
  Deferred tax assets-non current portion                 218,451        239,912
  Cash value - life insurance policy                      206,170        166,772
                                                     ------------   ------------

     Total other assets                                   424,621        406,684
                                                     ------------   ------------

     Total                                           $  3,517,179      3,027,366
                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            November 30,
                                                                     ---------------------------
                                                                         2004           2003
                                                                     ------------   ------------
Current liabilities:
 Accounts payable                                                    $     20,456         14,101
 Accrued expenses                                                         137,000        115,206
 Taxes payable:
  Payroll                                                                   1,719          1,569
  Income                                                                   42,390          2,769
                                                                     ------------   ------------

  Total current liabilities                                               201,565        133,645
                                                                     ------------   ------------

Other liabilities - Deferred compensation                                 282,070        257,991
                                                                     ------------   ------------

     Total liabilities                                                    483,635        391,636
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $15.513 par value; 940,000 shares authorized;
  none issued
 Preferred stock, series A convertible non-cumulative,
  $2.50 par value; redemption price and liquidation preference;
  60,000 shares authorized; 5,478 shares issued and redeemed
 Common stock, no par value; 20,000,000 shares authorized;
  12,716,500 and 12,641,500 shares issued, 11,852,855 and
  11,825,355 shares outstanding at 2004 and 2003, respectively          2,337,058      2,333,933
 Paid-in capital                                                            6,486          6,486
 Retained earnings                                                        982,182        582,343
                                                                     ------------   ------------

     Total                                                              3,325,726      2,922,762
Less: Treasury stock-at cost                                              292,182        287,032
                                                                     ------------   ------------

  Total stockholders' equity                                            3,033,544      2,635,730
                                                                     ------------   ------------

  Total                                                              $  3,517,179      3,027,366
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                               2004           2003
                                                           ------------   ------------
Sales                                                      $  2,006,984      1,928,891
                                                           ------------   ------------
Cost of sales and expenses:
 Cost of sales                                                  706,225        590,442
 Selling, general and administrative                            632,922        811,758
                                                           ------------   ------------

   Total                                                      1,339,147      1,402,200
                                                           ------------   ------------

Operating income                                                667,837        526,691
                                                           ------------   ------------
Other income:
 Rental income                                                   27,000         27,000
 Interest                                                         5,193          5,491
                                                           ------------   ------------

   Total other income                                            32,193         32,491
                                                           ------------   ------------

Income before taxes                                             700,030        559,182

Income taxes                                                    287,968        192,432
                                                           ------------   ------------

Net income                                                 $    412,062        366,750
                                                           ============   ============
Per share data:
 Basic earnings per common share                           $       0.03           0.03
                                                           ============   ============

 Fully diluted earnings per common share                   $       0.03           0.03
                                                           ============   ============

 Weighted average number of common shares outstanding        11,847,828     11,849,668
                                                           ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                  THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                               2004           2003
                                                           ------------   ------------
Sales                                                      $    702,682        561,406
                                                           ------------   ------------
Cost of sales and expenses:
 Cost of sales                                                  263,347        157,852
 Selling, general and administrative                            238,471        228,793
                                                           ------------   ------------

   Total                                                        501,818        386,645
                                                           ------------   ------------

Operating income                                                200,864        174,761
                                                           ------------   ------------
Other income:
 Rental income                                                    9,000          9,000
 Interest                                                         2,127          1,214
                                                           ------------   ------------

   Total other income                                            11,127         10,214
                                                           ------------   ------------

Income before taxes                                             211,991        184,975

Income taxes                                                    102,601         61,504
                                                           ------------   ------------

Net income                                                 $    109,390        123,471
                                                           ============   ============
Per share data:
 Basic earnings per common share                           $       0.01           0.01
                                                           ============   ============

 Fully diluted earnings per common share                   $       0.01           0.01
                                                           ============   ============

 Weighted average number of common shares outstanding        11,847,828     11,849,668
                                                           ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003


                               Number of                Additional
                              Outstanding    Common      Paid-in-     Retained      Treasury     Treasury    Stockholders'
                                Shares       Stock       Capital      Earnings       Shares       Costs         Equity
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2003       12,566,500   $2,304,558        6,486      452,700       679,645     (188,777)    2,574,967

Common stock issued for
 stock option                     75,000       29,375           --           --            --           --        29,375

Dividends paid                        --           --           --     (237,107)           --           --      (237,107)

Treasury stock purchased              --           --           --           --       174,000      (98,255)      (98,255)

Net income                            --           --           --      366,750            --           --       366,750
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - November 30, 2003   12,641,500   $2,333,933        6,486      582,343       853,645     (287,032)    2,635,730
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========


Balance - March 1, 2004       12,704,000   $2,333,933        6,486      570,120       863,645     (292,182)    2,618,357

Common stock issued for
 stock option                     12,500        3,125           --           --            --           --         3,125

Net income                            --           --           --      412,062            --           --       412,062
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - November 30, 2004   12,716,500   $2,337,058        6,486      982,182       863,645     (292,182)    3,033,544
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                                         2004           2003
                                                                     ------------   ------------
Cash flows from operating activities:
 Net income                                                          $    412,062        366,750
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                           25,041         21,379
   Deferred tax expense                                                    10,548         44,088
   Obligation under deferred compensation agreement                        18,059        (89,567)
 (Increase) decrease in:
   Accounts receivable                                                    255,994        (90,582)
   Inventories                                                            (32,899)      (131,330)
   Prepaid expenses                                                        83,559         68,313
 Increase (decrease) in:
   Accounts payable                                                        19,197          7,691
   Accrued expenses                                                       (41,090)       (43,716)
   Taxes payable                                                           38,682          2,198
                                                                     ------------   ------------

      Net cash provided by operating activities                           789,153        155,224
                                                                     ------------   ------------
Cash flows from investing activities:
 Increase in cash value - life insurance policy                           (39,398)       (38,186)
 Notes receivable                                                              --         14,139
 Payments for equipment                                                   (50,360)       (66,389)
                                                                     ------------   ------------

      Net cash used by investing activities                               (89,758)       (90,436)
                                                                     ------------   ------------

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

                                                                         2004           2003
                                                                     ------------   ------------
Cash flows from financing activities:
 Issuance of common stock                                                   3,125         29,375
 Dividends paid                                                                --       (237,107)
 Treasury stock purchased                                                      --        (98,255)
                                                                     ------------   ------------

      Net cash provided (used) by financing activities                      3,125       (305,987)
                                                                     ------------   ------------

Increase (decrease) in cash                                               702,520       (241,199)

Cash and cash equivalents:
 Beginning                                                                547,930        969,477
                                                                     ------------   ------------

 Ending                                                              $  1,250,450        728,278
                                                                     ============   ============
Supplemental information:
 Income taxes paid                                                   $    226,800        281,400
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note A - Basis of Presentation:

         The interim financial data as of November 30, 2004, and for the nine months ended November 30, 2004 and 2003 are unaudited. In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.

Organization:

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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,150,000 and $628,000 at November 30, 2004 and 2003, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.


                           EPOLIN, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the nine months ended November 30, 2004 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                         Epolin
                                          Epolin         Holding     Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Current assets                         $  2,237,592        239,715             --      2,477,307
Non-current assets                        1,279,587        541,806       (781,521)     1,039,872
                                       ------------   ------------   ------------   ------------
     Total                             $  3,517,179        781,521       (781,521)     3,517,179
                                       ============   ============   ============   ============

   Total liabilities                        483,635        174,825       (174,825)       483,635
                                       ------------   ------------   ------------   ------------

Stockholders' equity:
 Common stock                             2,337,058             --             --      2,337,058
 Additional paid-in capital                   6,486             --             --          6,486
 Retained earnings                          982,182        606,696       (606,696)       982,182
 Treasury stock                            (292,182)            --             --       (292,182)
                                       ------------   ------------   ------------   ------------

   Total stockholders' equity             3,033,544        606,696       (606,696)     3,033,544
                                       ------------   ------------   ------------   ------------

     Total                             $  3,517,179        781,521       (781,521)     3,517,179
                                       ============   ============   ============   ============

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                         Epolin
                                          Epolin         Holding     Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Sales                                  $  2,006,984             --             --      2,006,984
Other revenue                                    --        100,305        (73,305)        27,000
                                       ------------   ------------   ------------   ------------
     Total                                2,006,984        100,305        (73,305)     2,033,984
                                       ------------   ------------   ------------   ------------

Cost of sales                               706,225             --             --        706,225
Selling, general and administrative         695,346         10,881        (73,305)       632,922
                                       ------------   ------------   ------------   ------------

     Total                                1,401,571         10,881        (73,305)     1,339,147

Operating income                            605,413         89,424             --        694,837

Other income - interest                       3,750          1,443             --          5,193
                                       ------------   ------------   ------------   ------------

Income before taxes                         609,163         90,867             --        700,030

Income taxes                                279,788          8,180             --        287,968
                                       ------------   ------------   ------------   ------------

Net income                             $    329,375         82,687             --        412,062
                                       ============   ============   ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note B - Summary of Significant Accounting Policies (continued):

Fair Value of Financial Instruments - The carrying amount of all reported assets and liabilities, which represent financial instruments, approximate the fair values of such amounts due to the nature of their relatively short maturity.

Plant, Property and Equipment - Stated at cost. Provisions for depreciation are computed on the straight-line methods, based upon the estimated useful lives of the various assets.

A summary of the major categories of the Company's plant property and equipment are as follows:

Building                            Straight Line 39 Years
Machinery and equipment             Straight Line 5 - 7 Years
Furniture and Fixtures              Straight Line 7 Years
Leasehold Improvements              Straight Line 10 - 39 Years

Plant, Property and Equipment - The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

Depreciation and amortization expense totaled $25,041 and $21,379 for the nine months ended November 30, 2004 and 2003, respectively.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $18,569 and $2,430 for the nine months ended November 30, 2004 and 2003, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Revenue Recognition - The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company's policy is to replace certain products that do not conform to customer specifications, however replacements are made at the discretion of the Company basis subject to in house product lab analysis. There are no terms or conditions set forth within the Company's sales contracts that provide for product replacements. Replacement costs are expensed as incurred.

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

Reclassifications - Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current presentation.

Stock-based Compensation - As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," The Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123."

         The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2004 and 2003 was $.10 and $.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Nine Months Ended November 30,                               2004       2003
                                                           --------   --------
        Weighted average expected life in years                   7          5
        Dividends per share                                    0.04       0.03
        Volatility                                              6.0%       6.0%
        Risk-free interest rate                                 3.9%       4.1%


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note B - Summary of Significant Accounting Policies (continued

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                                 Nine Months Ended
                                                                    November 30,
                                                               2004            2003
                                                           ------------    ------------
Net earnings as reported                                   $    412,062         366,750

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                                33,175          15,225
                                                           ============    ============

Proforma net earnings                                      $    378,887         351,525
                                                           ============    ============
Basic earnings per share:
  As reported                                              $       0.03            0.03
                                                           ============    ============
  Proforma                                                 $       0.03            0.03
                                                           ============    ============

Average common shares outstanding                            11,847,828      11,849,668

Diluted earnings per share:
  As reported                                              $       0.03            0.03
                                                           ------------    ------------
  Proforma                                                 $       0.03            0.03
                                                           ------------    ------------

Total diluted common shares outstanding                      12,023,101      11,975,123
                                                           ============    ============

Regulations - The Company expended approximately $15,461 to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note B - Summary of Significant Accounting Policies (continued):

Note C - Inventories:
                                                        2004         2003
                                                     ----------   ----------
    Raw materials and supplies                       $   53,550       48,457
    Work in process                                     312,956      196,408
    Finished goods                                      424,160      515,777
                                                     ----------   ----------

      Total                                          $  790,666      760,642
                                                     ==========   ==========

Note D - Income Taxes:

1. Federal and State deferred tax assets include:
                                                        2004         2003
                                                     ----------   ----------
Temporary differences:
  Accelerated amortization                           $   80,226       94,197
  Deferred compensation                                 142,353      147,091
                                                     ----------   ----------
      Total                                             222,579      241,288

   Current portion                                        4,128        1,376
                                                     ----------   ----------

Non-current portion                                  $  218,451      239,912
                                                     ==========   ==========

2. Income tax expense:
                                                        2004         2003
                                                     ----------   ----------
   Current:
     Federal                                         $  214,900      112,630
     State                                               62,520       35,714
                                                     ----------   ----------

      Total current                                     277,420      148,344
                                                     ----------   ----------
   Deferred:
     Federal                                              8,432       35,147
     State                                                2,116        8,941
                                                     ----------   ----------

      Total deferred                                     10,548       44,088
                                                     ----------   ----------

         Total                                       $  287,968      192,432
                                                     ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2004, approximately 48.8% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 42.9% of sales. During the nine months ended November 30, 2003, approximately 62.1% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 38.9% of sales.

Note F - Rental Income Under Sublease:

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

Note G - Treasury Stock:

         Consists of 863,645 shares as of November 30, 2004 at a net cost of $292,182 and 853,645 shares at a net cost of $287,032 as of November 30, 2003.

The Company made no purchases of shares during the nine months ended November 30, 2004 and purchased 174,000 shares during the nine months ended November 30, 2003.

Note H - Acquisitions:

On January 29, 1998, the Company acquired 100% of stock in Epolin Holding Corp.

Note I - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from 3 to 5 percent after completion of one year of service. Employer contributions totaled $30,072 and $28,592 for the nine months ended November 30, 2004 and 2003, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note I - Employee Benefits (continued):

Incentive Compensation Plan - On December 1989, the Company approved the 1989 Incentive Compensation Plan for the purpose of attracting and retaining key personnel. All employees of the Company are eligible to participate in the plan whereby incentive bonuses are determined by the Board of Directors and payable in shares of common stock. Shares issued are determined at fifty percent of the closing bid price, vested, and delivered over a three-year period. During the year ended February 28, 1999, the Company issued 20,000 shares of common stock covering a previously awarded bonus to an employee on May 18, 1998.

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options totaling 35,000 were cancelled in prior years. There were no outstanding options as of November 30, 2004.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options exercised through November 30, 2004 totaled 587,500. Options cancelled for all prior years totaled 75,000.

         A summary of the status of the Company's 1998 stock option plan as of November 30, 2004, and the changes during the nine months ended November 30, 2004 is presented below:

                                                         Weighted-Average
Fixed Options:                                Shares      Exercise Price
--------------                              ----------    --------------
Balance - March 1, 2003                        367,500         $.24
     Granted                                   162,000          .30
     Exercised                                (137,500)         .25
                                            ----------

Balance - February 28, 2004                    392,000          .29
     Granted                                        --           --
     Exercised                                 (12,500)         .25
                                            ----------

Balance - November 30, 2004                    379,500         $.29
                                            ==========

Exercisable at November 30, 2004               217,500


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note I - Employee Benefits (continued):

Stock Option Plan - The following table summarizes information about fixed stock options outstanding at November 30, 2004:

              Outstanding Options                          Exercisable Options
-------------------------------------------------    -----------------------------
                     Number      Weighted-average      Number
Range of          Outstanding       Remaining        Exercisable   Weighted-average
Exercise Price    at 11/30/04    Contractual Life    at 11/30/04    Exercise Price
--------------    -----------    ----------------    -----------    --------------
    $.25              192,500       1.8 years            192,500        $.25
     .30               25,000       3.0                   25,000         .30
     .35              162,000       9.1                       --         .35

There are 458,000 options attributable to future grants.

Note J - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $302,307 and $284,443 were included in cost of sales for the nine months ended November 30, 2004 and 2003, respectively. Expenditures in 2004 are projected to remain at approximately the same level as in 2003.

Note K - Reportable Segment Data:

         Operating segments with similar products and services, production processes, types of customers, and sales channels are combined into reportable segments for disclosure purposes. The Company's specialty dye and specialty chemical production have similar economic characteristics that meet the aggregation criteria of paragraph 17 of SFAS 131, which allows combined reporting. These processes are synonymous in their production and are reported as a single operating segment.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note K - Reportable Segment Data (continued):

Sales by geographic area are as follows:

                                                Nine Months Ended November 30,
                                                     2004           2003
                                                 ------------   ------------
         United States                           $  1,693,343      1,725,605
         Asia                                         187,374        112,332
         Europe                                       124,802         90,954
         Other nations                                  1,465             --
                                                 ------------   ------------

           Total                                 $  2,006,984      1,928,891
                                                 ============   ============

Two customers, located in the Eastern United States, accounted for more than 10% of revenues from continuing operations. One customer accounted for 26% of sales of which 16% was near infrared dyes and 10% was security inks. The other customer accounted for 16.9% of sales of near infrared dyes.

Long-lived assets include net property and equipment. The Company had long-lived assets of $615,251 and $595,674 located in the United States at November 30, 2004 and November 30, 2003, respectively.

Note L - Accrued Expenses:

Accrued expenses consisted of the following as of November 30, 2004 and 2003, respectively:

                                                     2004           2003
                                                 ------------   ------------
         Salaries and wages                      $      7,511             --
         Employment agreement                         120,419        106,089
         Professional fees                              5,000          5,000
         Property taxes                                 4,070          4,117
                                                 ============   ============

           Total accrued expenses                $    137,000        115,206
                                                 ============   ============


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note M - Earnings per Share:

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options. The components of basic and diluted earnings per share are as follows:

                                                 Nine Months Ended            Three Months Ended
                                                    November 30,                  November 30,
                                                2004           2003           2004           2003
                                            ------------   ------------   ------------   ------------
Basic Earnings Per Common Share:

Net income                                  $    412,062        366,750        109,390        123,471

Average common shares
 outstanding                                  11,847,828     11,849,668     11,847,828     11,849,668
                                            ============   ============   ============   ============
Basic earnings per
 common share                               $       0.03           0.03           0.01           0.01
                                            ============   ============   ============   ============

Diluted Earnings Per Common Share:

Net income                                  $    412,062        366,750        109,390        123,471
                                            ============   ============   ============   ============
Average common shares
 outstanding                                  11,847,828     11,849,668     11,847,828     11,849,668

Common shares issuable with respect
 to options issued to employees
 with a dilutive effect                          175,273        125,455        175,273        125,455
                                            ------------   ------------   ------------   ------------
Total diluted common shares
 outstanding                                  12,023,101     11,975,123     12,023,101     11,975,123
                                            ============   ============   ============   ============
Diluted earnings per
 common share                               $       0.03           0.03           0.01           0.01
                                            ============   ============   ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note N - Commitments and Contingencies:

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

         Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the nine months ended November 30, 2004 and 2003, respectively.

Future minimum payments for the current option period:

         Fiscal years ending February:
         -----------------------------
                    2005                               $24,435
                    2006                                97,740
                    2007                                97,740
                    2008                                97,740
                    2009                                65,160

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

         In connection with this agreement, deferred compensation of $18,060 was charged to selling, general and administrative expenses for the nine months ended November 30, 2004 and 2003, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note N - Commitments and Contingencies (continued):

Deferred Compensation - Effective March 1, 1999, the Company adopted deferred compensation agreements for two of its former employees. Under the term of the agreement, each employee would receive one twenty sixth (1/26) of fifty percent (50%) of their annual salary (excluding bonuses) as of the date of retirement. Each has a death-vesting schedule. These agreements are no longer operative as a result of the settlement of the lawsuit, which had been instituted by such two former employees, the terms of which are detailed under Note Q.

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

         Accrued compensation included in selling, general and administrative as of November 30, 2004 and 2003 was $120,419 and $106,089, respectively.

Note O - Environmental Matters

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2004 AND 2003

Note P - Stock Dividends:

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

Note Q - Litigation:

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

Included in the selling, general and administrative expenses for the nine months ended November 30, 2003 is the lump sum payment of $193,440.