Form 10KSB
period 2005-02-28
EPOLIN INC /NJ/
filed 2005-05-26
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended FEBRUARY 28, 2005

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

                    Yes [ X ]      No  [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most    recent    fiscal    year:
                          $2,880,100

As of May 10, 2005, the aggregate market value of the Common Stock held by non-affiliates of the Issuer (8,287,310 shares) was approximately $4,558,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 10, 2005 was 11,815,355.

           Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                          EPOLIN, INC.

                        TABLE OF CONTENTS



                             PART I
                                                         Page

Item 1.        Description of Business                      3

Item 2.        Description of Property                     10

Item 3.        Legal Proceedings                           10

Item 4.        Submission of Matters to a Vote of
               Security-Holders                            10


                             PART II

Item 5.        Market for Common Equity and
               Related Stockholder Matters                 10

Item 6.        Management's Discussion and Analysis or
               Plan of Operation                           12

Item 7.        Financial Statements                        17

Item 8.        Changes in and Disagreements with
               Accountants on Accounting
               and Financial Disclosure                    17

Item 8A.       Controls and Procedures                     17

Item 8B.       Other Information                           17


                            PART III

Item 9.        Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act           17

Item 10.       Executive Compensation                      19

Item 11.       Security Ownership of Certain
               Beneficial Owners and Management
               and Related Stockholder Matters             22

Item 12.       Certain Relationships and Related
               Transactions                                23

Item 13.       Exhibits                                    23

Item 14.       Principal Accountant Fees and Services      24

               Signatures                                  25

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

Infrared Dyes

      To management's knowledge, and based upon its review of the web sites of the Company's known competition, management believes that the Company has one of the most extensive assortment of near infrared ("NIR") dyes in the world by offering the customer a varied assortment of dyes absorbing in the NIR region of the spectrum (from 700 to 1600NM). Nevertheless, the Company is not aware of any statistical evidence available to support its belief regarding its position in the industry. The dyes are sold as pure, crystalline, powders or as formulations or mixtures of dyes. Applications for these dyes cover several markets which are discussed in the following subsections.

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

     Dyes for Welding

      The Company sells dyes into a market that requires the use of absorptive dyes for face shields, helmets and goggles to protect personnel from the harmful effects of radiation from welding. Nationally prescribed specifications now state that welding shields must absorb specific levels of the infrared generated by the welding arc in order to protect personnel from eye damage. The specifications have come about because a number of studies had shown that excessive infrared radiation can cause the development of premature cataracts and possibility of damage to the retina. Thus, for different levels of protection, a specific reduction of ultraviolet, visible and infrared emissions are now required. As a result, the Company now offers a line of dyes for welding that absorb the entire range of welding radiation. Management believes many welding customers and potential customers are attracted to the Company's dyes because they had been tied to dye suppliers who would only sell the dyes if the customer were to purchase the suppliers resin or formulated resin. Freedom to formulate any resin and do in plant injection molding of lenses or shields, has significant cost implications for these customers. The availability of the Company's dyes has allowed the Company to gain new customers. Management expects to see this welding market grow in the future not only because of increased sensitivity to the health effects of conventional welding methods but also because of the increasing use of lasers for welding. These instruments will require closer monitoring for exposure of personnel to laser light but will also require personnel peripheral to the welding operation to be protected.

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

      During each of the years ended February 28, 2005 and February 29, 2004, the Company expended approximately $18,000 for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters would have a materially adverse effect on its financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

      The Company purchases chemicals from several large chemical manufacturers and then further processes them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2005, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

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

     New applications under development are in the following general markets: credit cards, heat blocking films; laser eye protection, military (night vision); document verification, military applications; welding and laser eye protection; medical devices; tagants; and hot melt additives. Such research and development activities are primarily undertaken with a specific customer in mind. Management believes that the practice of developing new applications directly for specific customers reduces the inherent risk of the development portfolio. Nevertheless, there can be no assurance that such research and development activities with specific customers in mind will lead to any significant sales of such new products. Because of the uncertainty of these efforts, revenue projections and estimated completion dates are difficult to measure. During the years ended February 28, 2005 and February 29, 2004, the amounts spent on research and development activities were approximately $408,000 and $374,000, respectively. All research and development costs are borne by the Company.

Competition

      Although the Company generally experiences, in management's opinion, limited competition in all areas of its business, other dye companies exist which sell infrared dyes. In most cases, however, management believes that such other dye companies do not offer the broad range of dyes as offered by the Company nor can such other companies provide the level of technical service as provided by the Company. We believe that our extensive assortment of dyes, product performance, quality, technical and customer support, and price are all important factors in our competitiveness. In the future, other companies may change their policy and widen their offerings and expand their technical service. This will present the Company with a challenge to its pricing structure and competitive position.

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

Sales

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2005, approximately 50.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 44.0% of sales. During the year ended February 29, 2004, approximately 65.3% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 42.0% of sales.

Employees

      The  Company presently employees ten persons on a full time
basis.   The  Company's  employees are not represented  by  labor
unions.

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

       DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In fiscal 2005, two customers located in the Eastern United States accounted for more than 10% of revenues from continuing operations. One customer accounted for 24.1% of sales of which 14.1% was near infrared dyes and 10% was security inks.

The other customer accounted for 19.9% of sales of near infrared dyes. The loss of any of these customers could have a material adverse effect on the Company.

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

     COMPETITION. Although the Company generally experiences, in management's opinion, limited competition in all areas of its business, other dye companies exist which sell infrared dyes. In most cases, however, management believes that such other dye companies do not offer the broad range of dyes as offered by the Company nor can such other companies provide the level of technical service as provided by the Company. We believe that our extensive assortment of dyes, product performance, quality, technical and customer support, and price are all important factors in our competitiveness. In the future, other companies may change their policy and widen their offerings and expand their technical service. This will present the Company with a challenge to its pricing structure and competitive position.

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

      DIVIDENDS. While the Company paid two cash dividends in each of the fiscal years ended 2002, 2003 and 2004, no dividends were paid in fiscal 2005. Any future dividends will depend on earnings, other financial requirements and other factors, many of which may be beyond the control of the Company. See Part II,
Item 6, "Management's Discussion and Analysis or Plan of Operation - Operations Outlook" for an explanation of the Company's suspension for the time being of the cash dividends program which had been in place during fiscal 2002, 2003 and 2004.

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

      POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

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

     LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES. Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in the Company's Common Stock at optimum prices.

     THE OTCBB IS VULNERABLE TO MARKET FRAUD. OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

     INCREASED  DEALER COMPENSATION COULD ADVERSELY AFFECT  STOCK
PRICE.   OTCBB dealers' spreads (the difference between  the  bid
and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

      Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.        Description of Property.

      The Company presently occupies approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. The property is currently owned by Epolin Holding Corp. ("Epolin Holding"), a wholly-owned subsidiary of the Company. The Company presently occupies the property pursuant to a lease, effective November 1, 1996, which was for an initial term of five years with three five years options with annual rent of $97,740 subject to annual adjustments based on increases in the Consumer Price Index. The first five year option has been exercised which has extended the lease to October 31, 2006. Such rent includes real estate taxes and insurance expenses.

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

Period                                          Bid Prices

Fiscal year ended February 28, 2005:         High         Low

March 1, 2004 to May 31, 2004                $.65         $.45
June 1, 2004 to Aug. 31, 2004                $.60         $.48
Sept. 1, 2004 to Nov. 30, 2004               $.60         $.47
Dec. 1, 2004 to Feb. 28, 2005                $.60         $.50

Fiscal year ended February 29, 2004:         High         Low

March 1, 2003 to May 31, 2003                $.70         $.52
June 1, 2003 to Aug. 31, 2003                $.55         $.43
Sept. 1, 2003 to Nov. 30, 2003               $.58         $.49
Dec. 1, 2003 to Feb. 29, 2004                $.56         $.52

Holders

     As   of   May   10,  2005,  there  were  approximately   282
stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

Dividends

     The Company paid two cash dividends in each of the fiscal years ended 2002, 2003 and 2004. No dividends were paid in fiscal 2005. Any future dividends will depend on earnings, other financial requirements and other factors, many of which may be beyond the control of the Company. See Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation - Operations Outlook" for an explanation of the Company's suspension for the time being of the cash dividends program which had been in place during fiscal 2002, 2003 and 2004.

Recent Sales of Unregistered Securities

      In fiscal 2003, the Company issued 37,500 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $9,375. In fiscal 2004, the Company issued 137,500 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $29,375, and in fiscal 2005, the Company issued 25,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $6,250.

     In addition, in fiscal 2003, the Company granted an aggregate of 25,000 stock options exercisable at $.30 per share; in fiscal 2004, the Company granted an aggregate of 162,000 stock options exercisable at $.35 per share; and, in fiscal 2005, the Company granted an aggregate of 100,000 stock options exercisable at $.51 per share. All of such stock options expire five or ten years after the date granted and are subject to various vesting periods.

     All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information


                      Number of securities
                      to be issued upon       Weighted-average
                      exercise of             exercise price of
                      outstanding options,    outstanding options,
Plan category         warrants and rights (a) warrants and rights (b)

Equity compensation
plans approved by
security holders                -0-               -0-

Equity compensation
plans not approved
by security holders         422,000              $0.35

Total                       422,000              $0.35


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


      The foregoing equity compensation plan information relates to the stock options granted under the 1998 Stock Option Plan, as well as the stock option granted outside of the plan to Greg Amato. See Part III, Item 10, "Stock Option Plans" for a description of the material features of the plan, as well as "Other Stock Option Arrangements" for information of the stock option granted to Mr. Amato.

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

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the year ended February 28, 2005, approximately 50.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 44.0% of sales. During the year ended February 29, 2004, approximately 65.3% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 42.0% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.

                                            Years Ended

                                      February 28,   February 29,
                                        2005           2004

Sales                                   100%           100%

Cost of sales and expenses:
  Cost of sales                         40.1           34.2
  Selling, general and administrative   31.7           32.3
     Total                              71.8           66.5

Operating Income                        28.2           33.5

Income before taxes                     29.7           35.0

Net income (after taxes)                17.5           21.7

Sales

      Sales increased from $2,734,000 for the year ended February 29, 2004 to $2,880,000 for the year ended February 28, 2005, an increase of $146,000 or 5.3%. Such increase in sales is primarily due to an increase in sales of dyes for security inks. During fiscal 2005, the Company achieved an approximate $200,000 increase in sales of dyes for security inks compared to fiscal 2004, while sales of dyes in the Company's traditional markets of welding and eye protection have remained relatively unchanged since fiscal 2002 although such sales did in fact decrease in fiscal 2005 compared to fiscal 2004.

     The sales level of $2,880,000 reached during fiscal 2005 was an all time high for the Company. Yet, this was not significantly more than in 2004 ($2,734,000), 2003 ($2,690,000)
or 2002 ($2,550,000). The plateau of sales over the last four years was in contrast to the greater sales growth the Company experienced prior to 2002 and beginning in 1991. While Management believes the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, sales have remained relatively stagnant since fiscal 2002. The recent modest increases in total Company sales since 2002 is the result of increases in sales of dyes for security inks which is the area the Company expects to achieve its strongest growth.

Cost of Sales and Expenses

     Cost of sales increased $218,000, to $1,155,000 for the year ended February 28, 2005 from $937,000 for the year ended February 29, 2004, an increase of $218,000. Selling, general and administrative expenses increased to $914,000 for the year ended February 28, 2005 from $882,000 for the year ended February 29, 2004, an increase of $32,000 notwithstanding that during fiscal 2004 the Company recognized an additional $86,000 which was included in fiscal 2004 selling, general and administrative expenses for a lawsuit settlement for which there was not a comparable item in fiscal 2005. The total of cost of sales and expenses for the year ended February 28, 2005 was $2,069,000 as compared to $1,819,000 for the year ended February 29, 2004, an increase of $250,000.

     Such increases in cost of sales were primarily due to increases in costs related to R&D salaries, inks and dye costs and applied factory overhead, with smaller increases in laboratory salaries, insurance expense and laboratory supplies. Such increase in selling, general and administrative expenses for the year ended February 28, 2005 compared to the prior year was primarily due to increases in officers and administrative salaries and benefits.$86,000 The recognition of $86,000 in fiscal 2004 resulted from a lump sum payment of approximately $193,000 included in the selling, general and administrative expenses reduced by approximately $108,000 for a deferred compensation liability eliminated as a result of the lawsuit settlement. Such lawsuit had been commenced in December 2000 by two individuals, each a former director and former employee of the Company. In the financial statements included with the Company's Form 10-KSB for the fiscal year ended February 29, 2004, the Company had classified such lump sum payment as an extraordinary item but as a result of comments received from the Commission such lump sum payment is now included in the selling, general and administrative expenses for the fiscal year ended February 28, 2004.

Operating Income

      Operating income for fiscal 2005 decreased to $811,000 from $914,000 for fiscal 2004, a decrease of $103,000. This change was primarily due to the increases in cost of sales and selling, general and administrative expenses as described above, which increases were greater than the increase the Company achieved in sales for fiscal 2005 compared to fiscal 2004.

Other Income

      Total other income for fiscal 2005 was $44,000 as compared to $43,000 for fiscal 2004. During fiscal 2005 and fiscal 2004, the Company realized $36,000 in rental income in each year. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. The Company's interest income increased to $8,000 in fiscal 2005 from $7,000 in fiscal 2004.

Net Income

      During the fiscal year ended February 28, 2005, the Company reported income before taxes of $855,000 as compared to income before taxes of $957,000 for the year ended February 29, 2004. Income taxes were $351,000 for fiscal 2005 compared to $365,000 for fiscal 2004. The decrease in income taxes of $14,000 is primarily the result of two separate items impacting on the Company's operation and income. Although sales increased, cost of sales and expenses increased at a greater rate causing net income to be lower in fiscal 2005 compared to fiscal 2004, resulting in lower income taxes. Net income after taxes was $504,000 or $0.04 per share for the year ended February 28, 2005 as compared to net income after taxes of $592,000 or $0.05 per share for the year ended February 29, 2004. This change was primarily due to the increases in cost of sales and selling, general and administrative expenses as described above, which increases were greater than the increase the Company achieved in sales for fiscal 2005 compared to fiscal 2004.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Although sales did increase in fiscal 2005 compared to fiscal 2004, we did incur greater cost of sales and expenses which exceeded the increase we achieved in sales. Certain of these expenses are due to a greater emphasis being placed on marketing our traditional and new product lines and the hiring of additional employees. We are encouraged that we recently began shipping development quantities of dyes to certain new customers which we hope will lead to new ongoing business for the Company's products. No assurance can be given however that that such will be the case or that our sales will continue to grow.

Operations Outlook

      We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, has not recently grown to the degree management anticipated. The plateau of sales over the last four years, as described above, was in contrast to the sales growth we saw since 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of a true growth company. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. For years we felt it to be unnecessary to go out and reach our customers. We believed that our web site was sufficiently explicit to attract anyone interested in near infrared light management to come to us because we were the "only game in town". We now realize that the customer has alternatives which do not include the use of Epolin dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive (which has been accomplished) along with back up technical service help (which is in process). In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we have for the time being suspended the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004. At the present time, we believe it is in the long term best interest of the shareholders for us to reinvest profits for future growth.

      Management has recognized that the Company's traditional markets - serving welding and eye protection plastics manufacturers - have gone through certain changes over the last few years in that certain customers have consolidated and/or moved manufacturing operations to low-cost countries, usually in the Far East. In some of these countries, eye protection may not be as highly valued by the citizenry. Management expects that this market will remain important as a continuing source of revenue, but it is not expected to contribute meaningful growth on a short-term or long-term basis. The Company now offers fully formulated dye packages which can be used by the lens manufacturer simply by adding the package to polycarbonate and injection molding the final product. This has allowed the Company to maintain a strong position in this market, although it is not expected to be a market which will experience significant growth. To date, such changes have not had a detrimental impact on net sales, inventories or
cash  flows.   There  can  be  no
assurance that such a trend will continue. As a result, greater emphasis has recently been placed on sales and marketing in order to grow the Company's business in security inks and coatings. The new products that are now the firm underpinnings for future growth are based upon such security inks, new visible and infrared dyes and the forward integration of the Company's dyes into formulated pellets. For the fiscal year ended February 28, 2005 sales in these new product areas represented approximately 19% of all Company sales compared to fiscal year ended February 29, 2004 for which sales in these new product areas represented approximately 10% of all Company sales.

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

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On February 28, 2005, the Company had working capital of $2,340,000, a debt to equity ratio of 0.17 to 1, and stockholders' equity of $3,098,000 compared to working capital of $1,896,000, a debt to equity to ratio of 0.17 to 1, and stockholders' equity of
$2,618,000  on  February  29, 2004.  On February  28,  2005,  the
Company had $1,233,000 in cash and cash equivalents, total assets of $3,635,000 and total liabilities of $537,000, compared to $548,000 in cash and cash equivalents, total assets of $3,067,000 and total liabilities of $449,000 on February 29, 2004. Increases in cash and cash equivalents were primarily due to an increase in net cash provided by operating activities and a change in financing activities for the fiscal year ended February 28, 2005 compared to the fiscal year ended February 29, 2004.
Net cash provided by operating activities increased to $836,000 for fiscal 2005 from $219,000 for fiscal 2004 primarily due to decreases in accounts receivable, inventories and prepaid taxes, as well an adjustment made due to an obligation under a deferred compensation agreement. Net cash used by investing activities was $128,000 for fiscal 2005 compared to $92,000 for fiscal 2004 which change was primarily due to an increase in equipment purchases. Net cash used by financing activities was $24,000 for fiscal 2005 compared to net cash used by financing activities of $549,000 for fiscal 2004 resulting primarily from the stock dividends paid in fiscal 2004 for which there was not a comparable item in fiscal 2005, and a decrease in treasury stock purchased in fiscal 2005 compared to fiscal 2004.

      The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. The Company's contemplated cash requirements for fiscal 2006 and beyond will depend primarily upon level of sales of its products, inventory levels, product development, sales and marketing expenditures and capital expenditures. While Management believes the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, such sales have not increased in volume in the past few years. Recently, greater emphasis has been placed on sales and marketing in order to grow the Company's business in security inks and coatings which Management expects to contribute meaningful growth to the Company.

      Inflation has not significantly impacted the Company's operations.

Significant Accounting Policies

      Our discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note B to the consolidated financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations.  These critical accounting  policies
require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

      Inventories - Our inventories consist of raw materials, work in process, finished goods and supplies which we value at the lower of cost or market under the first-in, first-out method.

      Plant, Property and Equipment - Our plant, property and equipment are stated at cost. We compute provisions for depreciation on the straight-line methods, based upon the estimated useful lives of the various assets. We also capitalize the costs of major renewals and betterments. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

      Income taxes - We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in which the asset and liability method is used in accounting for income taxes. We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and for income tax purposes. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and deferred compensation.

      Revenue Recognition - We recognize revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. Our policy is to replace certain products that do not conform to customer specifications, however replacements are made at our discretion subject to in house product lab analysis. There are no terms or conditions set forth within our sales contracts that provide for product replacements. We expense replacement costs as incurred.

      Stock-based Compensation - As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," we continue to apply intrinsic value accounting for our stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. We have adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123."

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the fiscal year ended February 28, 2005, a total of 50,000 were repurchased at a cumulative cost of $29,750. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

     The Company did not pay any cash dividends during the fiscal year ended February 28, 2005. During fiscal 2004, the Company paid two cash dividends, the first being $.02 per share in August 2003 and the second being $.02 per shares in February 2004. During the fiscal year ended February 28, 2003, the Company also paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. Prior thereto, and during the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 7.   Financial Statements.

     See the Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 8A.  Controls and Procedures.

       The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. The corrective action which has been taken in the financial statements included with this report (see
Part II, Item 6, "Management's Discussion and Analysis or Plan of Operation - Cost of Sales and Expenses") has not impacted upon management's conclusions. Such corrective action which resulted from comments received from the Securities and Exchange Commission pertains to the reclassification of the litigation settlement in 2003 previously classified as an extraordinary item to its current treatment which is to include the settlement payment in selling, general and administrative expenses. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including the corrective action described above.


Item 8B.  Other Information.

     Not applicable.



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


                              Present Position    Has Served as
Name                 Age      and Offices         Director Since

Murray S. Cohen       79      Chairman  of  the        1984
                              Board, Chief Executive
                              Officer, Secretary
                              and Director

James   Ivchenko      65      President  and Director  1993

Morris Dunkel         76      Director                 1984

James R. Torpey, Jr.  55      Director                 2001


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

      GREG AMATO, age 48, has been employed by the Company since November 2004 and has been Vice President of Sales and Marketing since January 2005. From 1993 to 2004, Mr. Amato was employed by Elementis, PLC and certain of its subsidiaries and divisions, which company is a specialty chemical manufacturer. In connection therewith, Mr. Amato was Vice President, Specialty Markets of Elementis Specialties, Inc., located in Hightstown, New Jersey from 2000 to 2004 and was President of Elementis Performance Polymers of Belleville, New Jersey from 1998 to 2000. Mr. Amato received a Bachelor of Chemical Engineering from Georgia Institute of Technology in 1978.

Audit Committee Financial Expert

     The Company does not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

Code of Ethics

     The Board of Directors has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. A copy of the Code of Ethics will be provided to any person without charge upon written request to the Secretary of the Company at its executive offices, 358-364 Adams Street, Newark, New Jersey 07105.


Item 10.  Executive Compensation.

       The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2005, February 29, 2004 and February 28, 2003, of those persons who were, at February 28, 2005 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                   Summary Compensation Table

                         Annual
                         Compensation


Name   and  Principal   Fiscal
Position                Year           Salary       Bonus

Murray S. Cohen         2005       $266,462(1)(3)  $40,000
Chairman of the         2004       $249,197(1)(3)  $29,500
Board and Chief         2003       $227,146(1)(3)  $32,000
Executive Officer

James Ivchenko          2005       $245,699(2)(3)  $35,000
President               2004       $229,002(2)(3)  $25,000
                        2003       $208,097(2)(3)  $27,000



                                Long-Term
                                Compensation

                                      Restricted    Shares
Name   and  Principal                 Stock         Underlying
Position                              Awards        Options

Murray S. Cohen         2005            0                 0
Chairman of the         2004            0            20,000
Board and Chief         2003            0                 0
Executive Officer

James Ivchenko          2005            0                 0
President               2004            0            20,000
                        2003            0                 0


_______________________
(1) Includes compensation of $82,017, $74,016 and $63,837 for 2005, 2004 and 2003, respectively, due to Murray S. Cohen based upon the Company's sales for fiscal 2004, 2003 and 2002 paid in fiscal 2005, 2004 and 2003, respectively, as determined under his employment contract. Does not include, however, compensation due to Dr. Cohen based upon the Company's sales for fiscal 2005 as determined under his employment contract which will be paid in fiscal 2006 which will be in the amount of $93,603.

(2)  Includes compensation of $68,347, $60,559 and  $51,070
     for 2005, 2004 and 2003, respectively, due to James Ivchenko based upon the Company's sales for fiscal 2004, 2003 and 2002 paid in fiscal 2005, 2004 and 2003, respectively, as determined under his employment contract. Does not include, however, compensation due to Mr. Ivchenko based upon the Company's sales for fiscal 2005 as determined under his employment contract which will be paid in fiscal 2006 which will be in the amount of $79,203.

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

      In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the "1998 Plan Option Pool"). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. As of February 28, 2005, options to acquire 1,042,000 shares of the Company's Common Stock have been granted under the 1998 Plan and 458,000 options were available for future grant. To date, options to acquire 600,000 shares of the Company's Common Stock have been exercised and options to acquire 120,000 shares have been cancelled under the 1998 Plan.

      No stock options or other stock appreciation rights were granted to any of the persons named in the Summary Compensation
Table during the fiscal year ended February 28, 2005.

     The following table set forth certain information as to each exercise of stock options during the year ended February 28, 2005, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

Aggregated Option Exercises in Fiscal 2005 and Year-End Option
Value


                                         Number of Securities
                   Shares                Underlying Unexercised
                   Acquired              Options at February 28, 2005
                   On        Value
                   Exercise  Realized    Exercisable   Unexercisable

Murray S. Cohen    -0-       -0-         25,000         20,000

James Ivchenko     -0-       -0-         25,000         20,000


                     Value of Unexercised
                     In-the-Money Options
                     at February 28, 2005(1)

                   Exercisable      Unexercisable

Murray S. Cohen       $7,000         $3,600
James Ivchenko        $7,000         $3,600

(1) Based on the average of the closing bid and asked prices of the Company's Common Stock as of February 28, 2005, minus the exercise price, multiplied by the number of shares underlying the options. The amounts reflected in this table may never be obtained.

Other Stock Option Arrangements

      Pursuant to an employment agreement entered in with Greg Amato as of November 1, 2004, the Company has granted Mr. Amato an option to purchase 100,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on November 1, 2004 which option shall be exercisable only after the completion of Mr. Amato's second year of employment under the employment agreement. In addition, pursuant to the employment agreement, Mr. Amato will receive, one year from the date of his employment agreement provided he is then employed by the Company, 100,000 shares of restricted Common Stock of the Company.

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

     The obligations to Mr. Ivchenko under his deferred compensation agreement are partially funded with a life insurance policy owned by the Company. Such funds, however, are not legally restricted and are considered part of the Company's general assets subject to claims of creditors. In addition, amounts due to Mr. Ivchenko under his employment agreement are unfunded. Accordingly, there can be no assurance that any such amounts due to Mr. Ivchenko will be paid.

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

     The obligation to pay Dr. Cohen $79,041 under his deferred compensation agreement is unfunded. In addition, amounts due to Dr. Cohen under his employment agreement are also unfunded. Accordingly, there can be no assurance that any such amounts due to Dr. Cohen will be paid.

      The Company does not have any termination or change in control arrangements with any of its named executive officers.


Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management
          and Related Stockholder Matters.

      The following table sets forth, as of May 10, 2005, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock,
(ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                            Amount and Nature        Percent
Name of Beneficial Owner    of Beneficial Ownership  of Class

Murray S. Cohen(1)*           1,895,958                16.0%
James Ivchenko(2)*            1,469,587                12.4%
Morris Dunkel(3)*               250,000                 2.1%
James R. Torpey, Jr.(3)*         37,500                  **
Claire Bluestein(4)*            995,155                 8.4%
Santa Monica Partners, L.P.(5)  825,900                 7.0%
Sandra Lifschitz(6)             605,000                 5.1%

All Executive Officers and
Directors as a Group
(4 persons)                   3,653,045                30.7%
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

(4) Includes 25,000 shares which she has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan. Ms. Bluestein is a former director of the Company.

(5) This information is based solely upon information reported in filings made to the SEC on behalf of Santa Monica
     Partners, L.P.  The address for Santa Monica Partners,  L.P.
     is 1865 Palmer Avenue, Larchmont, New York.

(6) This information is based solely upon information reported in filings made to the SEC on behalf of Sandra Lifschitz.
     Her address is 7 Tulane Drive, Livingston, New Jersey.


The Stockholders Agreement

           Pursuant to a Stockholders Agreement executed in October 2002, each of the then members of the Board of Directors (which includes the four current members, as well as Claire Bluestein and Peter Kenny) has provided the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the Company's Common Stock which any of them hold of record or beneficially. Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions. In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval).


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


Item 14.  Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 28, 2005 and February 29, 2004:

                                   Fiscal 2005    Fiscal 2004
     Fee Category                  Fees           Fees

     Audit Fees                    $45,200        $45,165
     Audit Related Fees            $0             $0
     Tax Fees                      $2,835         $3,000
     All Other Fees                $0             $0

     Total Fees                    $48,035        $48,165

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


                                 Dated:    May 25, 2005


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                  Title                       Date



/s/ Murray S. Cohen        Chief Executive Officer,    5/25/2005
Murray S. Cohen            Chairman of the Board,
                           Secretary and Director
                           (Principal Executive Officer)

/s/ James Ivchenko         President and  Director     5/25/2005
James Ivchenko             (Principal Financial Officer)


/s/ Morris Dunkel          Director                    5/25/2005
Morris Dunkel


/s/ James R. Torpey, Jr.   Director                    5/25/2005
James R. Torpey, Jr.

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                    CONTENTS


                                                                        Page
                                                                        ----

Independent Auditor's Report                                              1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                         2 - 3

    Consolidated Statements of Income                                     4

    Consolidated Statements of Stockholders' Equity                       5

    Consolidated Statements of Cash Flows                               6 - 7

Notes to Consolidated Financial Statements                              8 - 22

                          INDEPENDENT AUDITOR'S REPORT
             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey


We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 28, 2005 and February 29, 2004 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the period ended February 28, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

     An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2005, in conformity with U.S. generally accepted accounting principles.



Weismann Associates LLC
Livingston, NJ 07039


March 28, 2005

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            February 28,
                                                      -----------------------
Current assets:                                          2005         2004
                                                      ----------   ----------
  Cash and cash equivalents                           $1,232,666      547,930
  Accounts receivable                                    553,011      643,581
  Inventories                                            750,416      757,767
  Prepaid expenses                                        49,874       57,385
  Prepaid taxes                                              600       70,650
  Deferred tax assets-current portion                      2,322        3,710
                                                      ----------   ----------

    Total current assets                               2,588,889    2,081,023
                                                      ----------   ----------

Plant, property and equipment - at cost:
  Land                                                    81,000       81,000
  Building                                               369,000      369,000
  Laboratory equipment                                   196,135      182,419
  Office equipment                                        83,647       72,915
  Leasehold improvements                                 664,665      600,679
                                                      ----------   ----------

    Total                                              1,394,447    1,306,013

  Less: Accumulated depreciation and amortization        750,104      716,081
                                                      ----------   ----------

    Net plant, property and equipment                    644,343      589,932
                                                      ----------   ----------

Other assets:
  Deferred tax assets-non current portion                196,051      229,417
  Cash value - life insurance policy                     206,170      166,772
                                                      ----------   ----------

    Total other assets                                   402,221      396,189
                                                      ----------   ----------

    Total                                             $3,635,453    3,067,144
                                                      ==========   ==========


        The accompanying notes are an integral part of these statements.

                                EPOLIN, INC. AND SUBSIDIARY

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              February 28,
                                                                       -------------------------
                                                                           2005          2004
                                                                       -----------   -----------
Current liabilities:
  Accounts payable                                                     $         -         1,259
  Accrued expenses                                                         243,414       178,090
  Taxes payable:
    Payroll                                                                  2,322         1,719
    Income                                                                   3,270         3,708
                                                                       -----------   -----------
    Total current liabilities                                              249,006       184,776
                                                                       -----------   -----------

Other liabilities - Deferred compensation                                  288,090       264,011
                                                                       -----------   -----------

        Total liabilities                                                  537,096       448,787
                                                                       -----------   -----------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,729,000 and 12,704,000 shares issued, 11,815,355 and
    11,840,355 shares outstanding at 2005 and 2004, respectively         2,340,183     2,333,933
    Paid-in capital                                                          6,486         6,486
    Retained earnings                                                    1,073,620       570,120
                                                                       -----------   -----------
        Total                                                            3,420,289     2,910,539
    Less: Treasury stock-at cost                                           321,932       292,182
                                                                       -----------   -----------
      Total stockholders' equity                                         3,098,357     2,618,357
                                                                       -----------   -----------
      Total                                                            $ 3,635,453     3,067,144
                                                                       ===========   ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                 2005          2004
                                                             -----------   -----------
Sales                                                        $ 2,880,100     2,733,892
                                                             -----------   -----------

Cost of sales and expenses:
  Cost of sales                                                1,155,055       937,130
  Selling, general and administrative                            914,130       882,274
                                                             -----------   -----------

    Total                                                      2,069,185     1,819,404
                                                             -----------   -----------

Operating income                                                 810,915       914,488
                                                             -----------   -----------

Other income:
  Rental income                                                   36,000        36,000
  Interest                                                         7,709         7,003
                                                             -----------   -----------

    Total other income                                            43,709        43,003
                                                             -----------   -----------

Income before taxes                                              854,624       957,491

Income taxes                                                     351,124       365,357
                                                             -----------   -----------

Net income                                                   $   503,500       592,134
                                                             ===========   ===========

Per share data:
  Basic earnings per common share                            $      0.04          0.05
                                                             ===========   ===========

  Fully diluted earnings per common share                    $      0.04          0.05
                                                             ===========   ===========

  Weighted average number of common shares outstanding        11,835,910    11,845,960
                                                             ===========   ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                               Number of                    Additional
                              Outstanding      Common        Paid-in-       Retained       Treasury       Treasury     Stockholders'
                                Shares         Stock         Capital        Earnings        Shares          Costs         Equity
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance - March 1, 2003        12,566,500   $  2,304,558          6,486        452,700        679,645       (188,777)     2,574,967

Common stock issued for
 stock option                     137,500         29,375              -              -              -              -         29,375

Dividends paid                          -              -              -       (474,714)             -              -       (474,714)

Treasury stock purchased                -              -              -              -        184,000       (103,405)      (103,405)

Net income                              -              -              -        592,134              -              -        592,134
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance - February 29, 2004    12,704,000   $  2,333,933          6,486        570,120        863,645       (292,182)     2,618,357
                             ============   ============   ============   ============   ============   ============   ============


Balance - March 1, 2004        12,704,000   $  2,333,933          6,486        570,120        863,645       (292,182)     2,618,357

Common stock issued for
 stock option                      25,000          6,250              -              -              -              -          6,250

Treasury stock purchased                -              -              -              -         50,000        (29,750)       (29,750)

Net income                              -              -              -        503,500              -              -        503,500
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance - February 28, 2005    12,729,000   $  2,340,183          6,486      1,073,620        913,645       (321,932)     3,098,357
                             ============   ============   ============   ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                                                       2005          2004
                                                                    ----------    ----------
Cash flows from operating activities:
  Net income                                                        $  503,500       592,134
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       34,023        28,661
    Deferred tax expense                                                34,754        52,249
    Obligation under deferred compensation agreement                    24,079       (83,547)
  (Increase) decrease in:
    Accounts receivable                                                 90,570      (272,120)
    Inventories                                                          7,351      (128,455)
    Prepaid expenses                                                     7,511        (9,941)
    Prepaid taxes                                                       70,050        22,888
  Increase (decrease) in:
    Accounts payable                                                    (1,259)       (5,151)
    Accrued expenses                                                    65,324        19,168
    Taxes payable                                                          165         3,287
                                                                    ----------    ----------

       Net cash provided by operating activities                       836,068       219,173
                                                                    ----------    ----------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                       (39,398)      (38,186)
  Notes receivable                                                           -        14,139
  Payments for equipment                                               (88,434)      (67,929)
                                                                    ----------    ----------

       Net cash used by investing activities                          (127,832)      (91,976)
                                                                    ----------    ----------


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004



                                                   2005           2004
                                               -----------    -----------
Cash flows from financing activities:
 Issuance of common stock                            6,250         29,375
 Dividends paid                                          -       (474,714)
 Treasury stock purchased                          (29,750)      (103,405)
                                               -----------    -----------

   Net cash used by financing activities           (23,500)      (548,744)
                                               -----------    -----------

Increase (decrease) in cash                        684,736       (421,547)

Cash and cash equivalents:
  Beginning                                        547,930        969,477
                                               -----------    -----------

  Ending                                       $ 1,232,666        547,930
                                               ===========    ===========

Supplemental information:
  Income taxes paid                            $   302,400        281,400
                                               ===========    ===========


        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note A - Organization:

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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,133,000 and $448,000 at February 28, 2005 and February 29, 2004, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005

Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the years ended February 28, 2005 are:

                                    CONDENSED CONSOLIDATING BALANCE SHEET

                                                                    Epolin
                                                     Epolin         Holding      Eliminations    Consolidated
                                                  ------------    ------------   ------------    ------------
Current assets                                    $  2,327,213         261,676              -       2,588,889
Non-current assets                                   1,308,240         572,247       (833,923)      1,046,564
                                                  ------------    ------------   ------------    ------------
      Total                                       $  3,635,453         833,923       (833,923)      3,635,453
                                                  ============    ============   ============    ============

    Total liabilities                                  537,096         200,533       (200,533)        537,096
                                                  ------------    ------------   ------------    ------------

Stockholders' equity:
  Common stock                                       2,340,183               -              -       2,340,183
  Additional paid-in capital                             6,486               -              -           6,486
  Retained earnings                                  1,073,620         633,390       (633,390)      1,073,620
  Treasury stock                                      (321,932)              -              -        (321,932)
                                                  ------------    ------------   ------------    ------------

    Total stockholders' equity                       3,098,357         633,390       (633,390)      3,098,357
                                                  ------------    ------------   ------------    ------------

      Total                                       $  3,635,453         833,923       (833,923)      3,635,453
                                                  ============    ============   ============    ============

                                 CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                    Epolin
                                                     Epolin         Holding      Eliminations    Consolidated
                                                  ------------    ------------   ------------    ------------
Sales                                             $  2,880,100               -              -       2,880,100
Other revenue                                                -         133,740        (97,740)         36,000
                                                  ------------    ------------   ------------    ------------
    Total                                            2,880,100         133,740        (97,740)      2,916,100
                                                  ------------    ------------   ------------    ------------

Cost of sales                                        1,155,055               -              -       1,155,055
Selling, general and administrative                    996,156          15,714        (97,740)        914,130
                                                  ------------    ------------   ------------    ------------

    Total                                            2,151,211          15,714        (97,740)      2,069,185

Operating income                                       728,889         118,026              -         846,915

Other income - interest                                  5,704           2,005              -           7,709
                                                  ------------    ------------   ------------    ------------

Income before taxes                                    734,593         120,031              -         854,624

Income taxes                                           340,474          10,650              -         351,124
                                                  ------------    ------------   ------------    ------------

Net income                                        $    394,119         109,381              -         503,500
                                                  ============    ============   ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note B - Summary of Significant Accounting Policies (continued):

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

     Depreciation and amortization expense totaled $34,023 and $28,661 for the years ended February 28, 2005 and February 29, 2004, respectively.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note B - Summary of Significant Accounting Policies (continued):

Revenue Recognition - The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company's policy is to replace certain products that do not conform to customer specifications; however, replacements are made at the discretion of the Company subject to in house product lab analysis. There are no terms or conditions set forth within the Company's sales contracts that provide for product replacements. Replacement costs are expensed as incurred.

Reclassifications - Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with the current year presentation.

Regulations - The Company expended approximately $17,974 to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $19,861 and $15,591 for the years ended February 28, 2005 and February 29, 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note B - Summary of Significant Accounting Policies (continued):

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

     Deferred charges for options granted to non-employees are determined in accordance with FAS No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

     The weighted average Black-Scholes value of options granted under the stock plans during the years ended February 28, 2005 and February 29, 2004 was $.10 and $.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Years Ended February 28 and February 29,         2005        2004
                                                 ----        ----

  Weighted average expected life in years           5           5
  Dividends per share                            0.04        0.03
  Volatility                                     6.0%        6.0%
  Risk-free interest rate                        3.9%        4.1%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                      2005          2004
                                                  -----------   -----------

Net earnings as reported                          $   503,500       592,134

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                      32,300        34,050
                                                  ===========   ===========

Proforma net earnings                             $   471,200       558,084
                                                  ===========   ===========

Basic earnings per share:
  As reported                                     $      0.04          0.05
                                                  ===========   ===========
  Proforma                                        $      0.04          0.05
                                                  ===========   ===========

Average common shares outstanding                  11,835,910    11,845,960

Diluted earnings per share:
  As reported                                     $      0.04          0.05
                                                  -----------   -----------
  Proforma                                        $      0.04          0.05
                                                  -----------   -----------

Total diluted common shares outstanding            11,983,455    12,028,051
                                                  ===========   ===========


Note C - Inventories:

                                         2005        2004
                                      ---------   ---------

   Raw materials and supplies         $  48,194      45,960
   Work in process                      245,704     219,337
   Finished goods                       456,518     492,470
                                      ---------   ---------

     Total                            $ 750,416     757,767
                                      =========   =========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note D - Income Taxes:

1.   Federal and State deferred tax assets include:

                                                  2005        2004
                                               ---------   ---------
Temporary differences:
     Accelerated amortization                  $  74,112      87,353
     Deferred compensation                       124,261     145,774
                                               ---------   ---------
               Total                             198,373     233,127

         Current portion                           2,322       3,710
                                               ---------   ---------

Non-current portion                            $ 196,051     229,417
                                               =========   =========


2.   Income tax expense:

                                                  2005        2004
                                               ---------   ---------
     Current:
         Federal                               $ 252,840     250,747
         State                                    63,530      62,361
                                               ---------   ---------

              Total current                      316,370     313,108
                                               ---------   ---------

     Deferred:
         Federal                                  27,480      41,600
         State                                     7,274      10,649
                                               ---------   ---------

              Total deferred                      34,754      52,249
                                               ---------   ---------

                  Total                        $ 351,124     365,357
                                               =========   =========


3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                         2005         2004
                                                      ---------    ---------
     Computed at the statutory rate                   $ 290,572      284,349
     State income taxes (net)                            63,530       62,361
     (Increase) Decrease in deferred tax asset           34,754       52,249
     General business credits                           (26,750)     (24,535)
     Non-deductible items                               (10,982)      (9,067)
                                                      ---------    ---------

               Effective tax                          $ 351,124      365,357
                                                      =========    =========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2005, approximately 50.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 44.0% of sales. During the year ended February 29, 2004, approximately 65.3% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 42.0% of sales.


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


Note G - Treasury Stock:

     Consists of 913,645 shares as of February 28, 2005 at a net cost of $321,932 and 863,645 shares at a net cost of $292,182 as of February 29, 2004.

The Company purchased 50,000 shares during the year ended February 28, 2005 and 174,000 shares during the year ended February 29, 2004, respectively.


Note H - Acquisitions:

On January 29, 1998, the Company acquired 100% of stock in Epolin Holding Corp.


Note I - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to 5 percent after completion of one year of service. Employer contributions totaled $40,119 and $37,568 for the years ended February 28, 2005 and February 29, 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

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

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options totaling 35,000 were cancelled in prior years. There were no outstanding options as of February 28, 2005.

     The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to a vesting period as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) each of the options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted. Options exercised through February 28, 2005 totaled 600,000. Options cancelled for all years totaled 120,000.

     A summary of the status of the Company's 1998 stock option plan as of February 28, 2005, and the changes during the year ended February 28, 2005 is presented below:

                                                     Weighted-Average
Fixed Options:                           Shares       Exercise Price
--------------                           ------       --------------

Balance - March 1, 2003                  367,500           $.24
     Granted                             162,000            .30
     Exercised                          (137,500)           .25
                                        --------

Balance - February 28, 2004              392,000            .29
     Granted                                   -              -
     Cancelled                            45,000
     Exercised                           (25,000)           .25
                                        --------

Balance - February 28, 2005              322,000           $.30
                                        ========

Exercisable at February 28, 2005         180,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005 FEBRUARY 29, 2004


Note I - Employee Benefits (continued):

Stock Option Plan - The following table summarizes information about fixed stock options outstanding at February 28, 2005:


             Outstanding Options                        Exercisable Options
-----------------------------------------------    ----------------------------
                   Number      Weighted-average      Number
Range of         Outstanding      Remaining        Exercisable  Weighted-average
Exercise Price   at 2/28/05    Contractual Life    at 2/28/05    Exercise Price
--------------   -----------   ----------------    -----------   --------------
        $.25       155,000         1.5 years         155,000          $ .25
         .30        25,000         2.8                25,000            .30
         .35       142,000         9.0                     -            .35


There are 458,000 options attributable to future grants.


Stock Option and Stock-Based Employee Compensation - On November 1, 2004, the Company entered into an "Option Agreement and Investment Agreement" with an employee, the terms of which are as follows:

     1. Stock Option - An option to purchase 100,000 shares of common stock at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The option is exercisable only after the completion of the second year of employment.

     2. Stock-based Employee Compensation - A grant of 100,000 shares of restricted common stock one year from the date of the agreement, provided the employee is then employed by the Company.


Note J - Segment Reporting:

The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005 FEBRUARY 29, 2004


Note J - Segment Reporting (continued):

Sales by geographic area are as follows:

                                           Years Ended
                                    February 28,   February 29,
                                         2005         2004
                                     -----------   -----------
     United States                   $ 2,422,079     2,461,461
     Asia                                307,244       167,462
     Europe                              148,942       102,104
     Other nations                         1,835         2,865
                                     -----------   -----------

       Total                         $ 2,880,100     2,733,892
                                     ===========   ===========

Two customers, located in the Eastern United States, accounted for more than 10% of revenues from continuing operations. One customer accounted for 24.1% of sales of which 14.1% was near infrared dyes and 10% was security inks. The other customer accounted for 19.9% of sales of near infrared dyes.

Long-lived assets include net property and equipment. The Company had long-lived assets of $644,343 and $589,932 located in the United States at February 28, 2005 and February 29, 2004, respectively.


Note K - Accrued Expenses:

Accrued expenses consisted of the following as of February 28, 2005 February 29, 2004, respectively:

                                         2005         2004
                                     -----------   -----------
     Salaries and wages              $    21,690        13,769
     Employment agreement                172,806       150,364
     Professional fees                    15,000        10,000
     Improvements                         29,847             -
     Property taxes                        4,071         3,957
                                     ===========   ===========

       Total accrued expenses        $   243,414       178,090
                                     ===========   ===========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005 FEBRUARY 29, 2004


Note L - Earnings per Share:

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

                                                        Years Ended
                                                 February 28,  February 29,
                                                 ------------  ------------
                                                     2005          2004
                                                 ------------  ------------
  Basic Earnings Per Common Share:

  Net income                                     $   503,500       592,134

  Average common shares
    outstanding                                   11,835,910    11,845,960
                                                 ===========   ===========

  Basic earnings per
    common share                                 $      0.04          0.05
                                                 ===========   ===========

  Diluted Earnings Per Common Share:

  Net income                                     $   503,500       592,134
                                                 ===========   ===========

  Average common shares
    outstanding                                   11,835,910    11,845,960

  Common shares issuable with respect
  to options issued to employees
  with a dilutive effect                             147,545       182,091
                                                 -----------   -----------

  Total diluted common shares
    outstanding                                   11,983,455    12,028,051
                                                 ===========   ===========

  Diluted earnings per
    common share                                 $      0.04          0.05
                                                 ===========   ===========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 2005 FEBRUARY 29, 2004


Note M - Commitments and Contingencies:

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

     Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 28, 2005 and February 29, 2004, respectively.

Future minimum payments for the current option period:

       Fiscal years ending February:
       -----------------------------
                    2006                        $97,740
                    2007                         97,740
                    2008                         97,740
                    2009                         65,160


Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by a life insurance policy. Annual payments to the officer of $32,000 for ten consecutive years shall commence the first day of the month following his 65th birthday or termination.

     In connection with this agreement, deferred compensation of $24,080 was charged to selling, general and administrative expenses for the years ended February 28, 2005 and February 29, 2004, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


Note M - Commitments and Contingencies (continued):

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

     Accrued compensation included in selling, general and administrative as of February 28, 2005 and February 29, 2004 was $172,806 and $150,364, respectively.

Note N - Research and Development:

     The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $407,705 and $374,348 were included in cost of sales for the years ended February 28, 2005 and February 29, 2004, respectively. Expenditures in 2006 are projected to remain at approximately the same level as in 2005.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


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

Included in the selling, general and administrative expenses for the year ended February 28, 2004 is the lump sum payment of $193,440.