Form 10QSB
period 2005-05-31
EPOLIN INC /NJ/
filed 2005-07-06
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2005

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

          Common, no par value per share: 11,815,355
                 outstanding as of June 15, 2005

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

Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Form 10-KSB for the year ended February 28, 2005. The Company does not intend to update these forward-looking statements.

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

      The Company has succeeded in growing over the last decade based on the development, application and manufacture of near infrared dyes. Although the Company does not rely upon patents for protection of its dye business, no competitors, to the Company's knowledge, actively market the large variety and volume of infrared dyes as sold by the Company. Furthermore, the Company has embarked on an aggressive campaign to make its dyes easier to use. In this regard, the Company offers technical service support for extrusion and injection molding of Company dyes with a variety of resin substrates. The Company's dyes can now be uniquely formulated to each customer's specifications and manufactured in the Company's own facility. In addition, the Company holds a broad range of dyes in inventory for immediate sale.

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the three months ended May 31, 2005, approximately 44.1% of sales were to four customers. Two of these customers, located in the eastern United States, accounted for 28.3% of sales. During the three months  ended May 31, 2004, approximately 51.6%  of  sales
were to four customers. Two of these customers, located in the eastern United States, accounted for 39.0% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.


                                          Three Months Ended

                                        May 31,        May 31,
                                        2005           2004

Sales                                   100%           100%
Cost of sales                           43.4           44.0

Gross Profit                            56.6           56.0
Selling, general and administrative     31.1           39.2

Operating Income                        25.5           16.8

Income before taxes                     26.4           19.1

Net income (after taxes)                17.1           10.5


Sales

     Sales increased to $806,000 for the three months ended May 31, 2005 from $464,000 for the three months ended May 31, 2004, an increase of $342,000 or 73.7%. The Company experienced increased orders from many of its regular customers of its traditional products during the first quarter of the current fiscal year compared to the first quarter of fiscal 2005 in which the Company experienced reduced orders from many of such customers. In addition, the Company has recently begun providing greater technical service to customers which has allowed the Company to sell many of its traditional dye products to customers who may not have known how to best use the Company's products in the past. These efforts have resulted in increased sales of the Company's dye products which was demonstrated with the significant increase in sales for the three months ended May 31, 2005. The Company also has increased its sales overseas, especially in Japan, Korea and Taiwan for its products, and the Company has experienced increased orders for its newer security inks and coatings products.

      While management believes that the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, sales did remain relatively stagnant from fiscal 2002 through fiscal 2005. In order to increase the level of sales of its traditional dyes products, the Company has begun to place greater emphasis on technical service as mentioned above which has resulted in sales to customers who have not used the
Company's products before as well as new uses of such dye products by regular customers. The Company also has increased its sales in dyes for the newer security inks products which is an area the Company expects to achieve strong growth. All of these efforts resulted in the strong increase in sales for the quarter ended May 31, 2005 as described above compared to the quarter ended May 31, 2004.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $457,000 or 56.6% of sales for the three months ended May 31,
2005 compared to $260,000 or 56.0% of sales for the three months ended May 31, 2004. In terns of absolute dollars, Gross profit increased $197,000 due primarily to higher sales and slightly higher margins.

      Cost of sales was $350,000 for the three months ended May 31, 2005 which represented 43.4% of sales compared to $204,000 for the three months ended May 31, 2004 which represented 44.0% of sales. The small decrease in operating expenses as a percentage of sales reflects the Company's operating leverage on increased sales. The increase in absolute dollars of operating expenses during the quarter ended May 31, 2005 was due primarily to the increased variable costs associated with the higher revenue level achieved.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $251,000, or 31.1% of sales, for the three months ended May 31, 2005 from $182,000, or 39.2% of sales, for the three months ended May 31, 2004, an increase of $69,000. As a percentage of sales, however, selling, general and administrative expenses decreased 8.1% for the three months ended May 31, 2005 compared to the three months ended May 31, 2004. Such increase in absolute dollars in selling, general and administrative expenses for the quarter ended May 31, 2005 compared to the comparable period of the prior year was primarily due to increases in officer salaries and employee benefits, together with increases in commission expenses (resulting from increased sales), offset by decreases in professional fees, advertising and marketing, and officer life insurance costs.

Operating Income

      Operating income for the three months ended May 31, 2005 increased to $206,000, or 25.5% of sales, from $78,000, or 16.8%
of sales, for the comparable period of fiscal 2005, an increase of $128,000 or 8.7%. This change was primarily due to a substantial increase in sales for the period, together with decreases achieved, in terms of a percentage of sales, in operating expenses and selling, general and administrative expenses as described above.

Other Income

      Total other income for the three months ended May 31, 2005 was $7,000 as compared to $10,000 for the three months ended May 31, 2004. The Company realized $3,000 in rental income for the first quarter of fiscal 2006 compared to rental income of $9,000 for the first quarter of fiscal 2005. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its office space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. During the quarter ended May 31, 2005, such tenant was behind in its rental payments which late payments were made subsequent to May 31, 2005. The Company's interest income increased to $4,000 for the three months ended May 31, 2005 from $1,000 for the three months ended May 31, 2004.

Net Income

      During the three months ended May 31, 2005, the Company reported income before taxes of $213,000 as compared to income before taxes of $88,000 for the three months ended May 31, 2004. Income taxes were $75,000 for the three months ended May 31, 2005 compared to $40,000 for the three months ended May 31, 2004. The increase in income taxes was generally attributed to ordinary changes from period to period in sales and expenses. Net income after taxes was $138,000 or $0.01 per share for the three months ended May 31, 2005 as compared to net income after taxes of $49,000 or $0.00 per share for the three months ended May 31, 2004. The increase in net income after taxes for the quarter ended May 31, 2005 compared to the prior year was primarily due to increases in sales together with decreases achieved, in terms of a percentage of sales, in operating expenses and selling, general and administrative expenses.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expenses and other expenses Although there were modest increases in sales in the entire 2005 fiscal year compared to the entire 2004 fiscal year, we did attain a dramatic increase in sales for the first quarter of fiscal 2006. We also did incur in absolute dollars greater selling, general and administrative expenses for the first quarter of fiscal 2006 compared to the comparable period of last year. Certain of these expenses are due to a greater emphasis being placed on marketing our traditional and new product lines and hiring of additional employees. We are encouraged with the increases in sales achieved in the first quarter of fiscal 2006 which we believe is a direct result of these efforts.

Operations Outlook

      We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, has not recently grown to the degree management anticipated. For example, the sales level of $2,880,000 reached during fiscal 2005 was an all time high for the Company. Yet, this was not significantly more than in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales over the last four years was in contrast to the greater sales growth the Company experienced prior to 2002 and beginning in 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of a true growth company. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. For years we felt it to be unnecessary to go out and reach our customers. We believed that our web site was sufficiently explicit to attract anyone interested in near infrared light management to come to us because we were the "only game in town". We now realize that the customer has alternatives which do not include the use of Epolin dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive (which has been accomplished) along with back up technical service help (which has also been accomplished). In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004. We believed that it was in the long term best interest of the shareholders for us to reinvest profits for future growth. However, with the results achieved in the first three months of fiscal 2006 and due to our current cash position, we will be declaring and paying a $0.02 cash dividend in the current fiscal quarter.

      Management has recognized that the Company's traditional markets - serving welding and eye protection plastics manufacturers - have gone through certain changes over the last few years in that certain customers have consolidated and/or moved manufacturing operations to low-cost countries, usually in the Far East. In some of these countries, eye protection may not be as highly valued by the citizenry. Management expects that this market will remain important as a continuing source of revenue. The Company also now offers fully formulated dye packages which can be used by the lens manufacturer simply by adding the package to polycarbonate and injection molding the final product. This has allowed the Company to maintain a strong position in this market. Greater emphasis has recently been placed on sales, marketing and technical support in order to grow the Company's business. The new products that are now the firm underpinnings for future growth are based upon security inks, new visible and infrared dyes and the forward integration of the Company's dyes into formulated pellets. For the three months ended May 31, 2005, sales in these new product areas increased approximately $40,000 from the comparable period of the prior year. Nevertheless, due the increased sales in the
Company's traditional product line which was experienced in the three months ended May 31, 2005, sales in these new product areas represented approximately 23% of all Company sales compared to the three months ended May 31, 2004 for which sales in these new product areas represented approximately 33% of all Company sales. As mentioned above, the Company did experience reduced sales in its traditional products during the quarter ended May 31, 2004.

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

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2005, the Company had working capital (consisting current assets less current liabilities) of $2,412,000, a debt to equity ratio of 0.14 to 1, and stockholders' equity of $3,237,000, compared to working capital of $1,949,000, a debt to equity ratio of 0.18 to 1, and stockholders' equity of $2,668,000 on May 31, 2004. On May 31, 2005, the Company had $1,370,000 in cash and cash equivalents, total assets of $3,696,000 and total liabilities of $459,000, compared to $817,000 in cash and cash equivalents, total assets of $3,151,000 and total liabilities of $484,000 on May 31, 2004.

      Net cash provided by operating activities for the three months ended May 31, 2005 was $224,000 compared to $280,000 for the three months ended May 31, 2004. Net cash used by investing activities for the three months ended May 31, 2005 was $86,000 compared to $11,000 for the three months ended May 31, 2004 which change was primarily due to an increase in equipment purchases.

      The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. The Company's contemplated cash requirements for fiscal 2006 and beyond will depend primarily upon level of sales of its products, inventory levels, product development, sales and marketing expenditures and capital expenditures. While Management believes the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, such sales did not increase in volume in the past few complete fiscal years. As a result, we have begun to place a greater emphasis on sales, marketing and technical support in order to grow our dye business and our newer business in security inks and coatings which we expect to contribute meaningful growth to the Company.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the three months ended May 31, 2005, no repurchases of shares were made by the Company. During the fiscal year ended February 28, 2005, a total of 50,000 were repurchased at a cumulative cost of $29,750. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

      As mentioned above, the Company did not pay any cash dividends during the fiscal year ended February 28, 2005 but will be declaring and paying a $0.02 cash dividend in the current fiscal quarter. During fiscal 2004, the Company paid two cash dividends, the first being $.02 per share in August 2003 and the second being $.02 per shares in February 2004. During the fiscal year ended February 28, 2003, the Company also paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. Prior thereto, and during the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

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


Item  2.   Unregistered  Sales of Equity Securities  and  Use  of
           Proceeds.

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


                                   EPOLIN, INC.
                                   (Registrant)



Dated:  July 5, 2005              By: /s/ Murray S. Cohen
                                      Murray S. Cohen,
                                     Chairman of the Board
                                   and Chief Executive Officer


Dated:  July 5, 2005              By: /s/ James Ivchenko
                                     James Ivchenko,
                                     President (Principal Financial
                                     Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    THREE MONTHS ENDED MAY 31, 2005 AND 2004

                                    CONTENTS

                                                                       Page
                                                                      ------

Accountant's Review Report                                               1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                        2 - 3

    Consolidated Statements of Income                                    4

    Consolidated Statements of Stockholders' Equity                      5

    Consolidated Statements of Cash Flows                                6

Notes to Consolidated Financial Statements                             7 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2005 and 2004 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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


/s/ Weismann Associates LLC
------------------------------
Weismann Associates LLC
Livingston, NJ 07039


June 16, 2005


                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     May 31,
                                                           ---------------------------
Current assets:                                                2005           2004
                                                           ------------   ------------
Cash and cash equivalents                                  $  1,370,083        816,692
Accounts receivable                                             449,787        448,406
Inventories                                                     716,238        817,965
Prepaid expenses                                                 35,042         41,291
Prepaid taxes                                                        --         36,590
Deferred tax assets-current portion                               5,891          1,376
                                                           ------------   ------------

   Total current assets                                       2,577,041      2,162,320
                                                           ------------   ------------

Plant, property and equipment - at cost:
Land                                                             81,000         81,000
Building and improvements                                       642,838        520,489
Laboratory equipment                                            194,135        193,335
Office equipment                                                102,837         72,915
Leasehold improvements                                          449,190        449,190
                                                           ------------   ------------

   Total                                                      1,470,000      1,316,929

Less: Accumulated depreciation and amortization                 756,179        724,100
                                                           ------------   ------------

Net plant, property and equipment                               713,821        592,829
                                                           ------------   ------------
Other assets:
Deferred tax assets-non current portion                         191,076        229,065
Cash value - life insurance policy                              214,050        166,772
                                                           ------------   ------------

   Total other assets                                           405,126        395,837
                                                           ------------   ------------

   Total                                                   $  3,695,988      3,150,986
                                                           ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               May 31,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
Current liabilities:
  Accounts payable                                                   $     15,307          6,141
  Accrued expenses                                                         73,910        199,430
  Taxes payable:
    Payroll                                                                 2,322          1,719
    Income                                                                 73,831          6,489
                                                                     ------------   ------------

    Total current liabilities                                             165,370        213,779
                                                                     ------------   ------------

Other liabilities - Deferred compensation                                 294,109        270,030
                                                                     ------------   ------------

     Total liabilities                                                    459,479        483,809
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
   none issued
  Preferred stock, series A convertible non-cumulative,
   $2.50 par value; redemption price and liquidation preference;
   60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
   12,729,000 and 12,704,000 shares issued, 11,815,355 and
   11,840,355 shares outstanding at 2005 and 2004, respectively         2,340,183      2,333,933
   Paid-in capital                                                          6,486          6,486
   Retained earnings                                                    1,211,772        618,940
                                                                     ------------   ------------

    Total                                                               3,558,441      2,959,359
Less: Treasury stock-at cost                                              321,932        292,182
                                                                     ------------   ------------

  Total stockholders' equity                                            3,236,509      2,667,177
                                                                     ------------   ------------

  Total                                                              $  3,695,988      3,150,986
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MAY 31, 2005 AND 2004

                                                               2005           2004
                                                           ------------   ------------

Sales                                                      $    806,299        463,723
                                                           ------------   ------------

Cost of sales and expenses:
  Cost of sales                                                 349,551        204,111
  Selling, general and administrative                           251,057        181,550
                                                           ------------   ------------

    Total                                                       600,608        385,661
                                                           ------------   ------------

Operating income                                                205,691         78,062
                                                           ------------   ------------
Other income:
  Rental income                                                   3,000          9,000
  Interest                                                        4,069          1,284
                                                           ------------   ------------

    Total other income                                            7,069         10,284
                                                           ------------   ------------

Income before taxes                                             212,760         88,346

Income taxes                                                     74,608         39,526
                                                           ------------   ------------

Net income                                                 $    138,152         48,820
                                                           ============   ============
Per share data:
  Basic earnings per common share                          $       0.01             --
                                                           ============   ============

  Fully diluted earnings per common share                  $       0.01             --
                                                           ============   ============

  Weighted average number of common shares outstanding       11,815,355     11,840,355
                                                           ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    THREE MONTHS ENDED MAY 31, 2005 AND 2004


                           Number of                Additional
                          Outstanding    Common       Paid-in-    Retained     Treasury     Treasury    Stockholders'
                            Shares       Stock        Capital     Earnings      Shares        Costs        Equity
                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance - March 1, 2004   12,704,000   $2,333,933        6,486      570,120      863,645     (292,182)    2,618,357

Net income                        --           --           --       48,820           --           --        48,820
                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance - May 31, 2004    12,704,000   $2,333,933        6,486      618,940      863,645     (292,182)    2,667,177
                          ==========   ==========   ==========   ==========   ==========   ==========    ==========


Balance - March 1, 2005   12,729,000   $2,340,183        6,486    1,073,620      913,645     (321,932)    3,098,357

Net income                        --           --           --      138,152           --           --       138,152
                          ----------   ----------   ----------   ----------   ----------   ----------    ----------
Balance - May 31, 2005    12,729,000   $2,340,183        6,486    1,211,772      913,645     (321,932)    3,236,509
                          ==========   ==========   ==========   ==========   ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE MONTHS ENDED MAY 31, 2005 AND 2004

                                                                    2005           2004
                                                                ------------   ------------
Cash flows from operating activities:
  Net income                                                    $    138,152         48,820
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     8,992          8,019
     Deferred tax expense                                              1,406          2,686
     Obligation under deferred compensation agreement                  6,019          6,019
  (Increase) decrease in:
     Accounts receivable                                             103,224        195,175
     Inventories                                                      34,178        (60,198)
     Prepaid expenses                                                 14,832         50,154
     Prepaid taxes                                                       600             --
  Increase (decrease) in:
     Accounts payable                                                 15,307          4,882
     Accrued expenses                                               (169,504)        21,340
     Taxes payable                                                    70,561          2,781
                                                                ------------   ------------

        Net cash provided by operating activities                    223,767        279,678
                                                                ------------   ------------
Cash flows from investing activities:
 Increase in cash value - life insurance policy                       (7,880)            --
 Payments for equipment                                              (78,470)       (10,916)
                                                                ------------   ------------

        Net cash used by investing activities                        (86,350)       (10,916)
                                                                ------------   ------------

Increase in cash                                                     137,417        268,762

Cash and cash equivalents:
 Beginning                                                         1,232,666        547,930
                                                                ------------   ------------

 Ending                                                         $  1,370,083        816,692
                                                                ============   ============
Supplemental information:
 Income taxes paid                                              $      2,427         70,600
                                                                ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

The Company's wholly owned Subsidiary, Epolin Holding, Corp., was incorporated in New Jersey as a real estate holding company whose assets consist of land and a building. On January 29, 1998, the Company acquired 100% of the stock in Epolin Holding Corporation. Prior to acquisition, two officers/stockholders of the Company controlled it.

Note B - Summary of Significant Accounting Policies:

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,003,000 and $738,200 at May 31, 2005 and 2004, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2005

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                        Epolin
                                          Epolin        Holding      Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Current assets                         $  2,381,906        195,135             --      2,577,041
Non-current assets                        1,312,382        625,818       (819,253)     1,118,947
                                       ------------   ------------   ------------   ------------
    Total                              $  3,694,288        820,953       (819,253)     3,695,988
                                       ============   ============   ============      =========

   Total liabilities                        457,779        166,720       (165,020)       459,479
                                       ------------   ------------   ------------   ------------

Stockholders' equity:
  Common stock                            2,340,183             --             --      2,340,183
  Additional paid-in capital                  6,486             --             --          6,486
  Retained earnings                       1,211,772        654,233       (654,233)     1,211,772
  Treasury stock                           (321,932)            --             --       (321,932)
                                       ------------   ------------   ------------   ------------

   Total stockholders' equity             3,236,509        654,233       (654,233)     3,236,509
                                       ------------   ------------   ------------   ------------

    Total                              $  3,694,288        820,953       (819,253)     3,695,988
                                       ============   ============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                        Epolin
                                          Epolin        Holding      Eliminations   Consolidated
                                       ------------   ------------   ------------   ------------
Sales                                  $    806,299             --             --        806,299
Other revenue                                    --         27,435        (24,435)         3,000
                                       ------------   ------------   ------------   ------------
    Total                                   806,299         27,435        (24,435)       809,299
                                       ------------   ------------   ------------   ------------

Cost of sales                               349,551             --             --        349,551
Selling, general and administrative         270,700          4,792        (24,435)       251,057
                                       ------------   ------------   ------------   ------------

    Total                                   620,251          4,792        (24,435)       600,608

Operating income                            186,048         22,643             --        208,691

Other income - interest                       3,568            501             --          4,069
                                       ------------   ------------   ------------   ------------

Income before taxes                         189,616         23,144             --        212,760

Income taxes                                 72,307          2,301             --         74,608
                                       ------------   ------------   ------------   ------------

Net income                             $    117,309         20,843             --        138,152
                                       ============   ============   ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note B - Summary of Significant Accounting Policies (continued):

Plant, Property and Equipment - Stated at cost. Provisions for depreciation are computed on the straight-line methods, based upon the estimated useful lives of the various assets.

A summary of the major categories of the Company's plant property and equipment are as follows:

Building and improvements       Straight Line  39 Years
Machinery and equipment         Straight Line  5 - 7 Years
Furniture and Fixtures          Straight Line  7 Years
Leasehold Improvements          Straight Line  10 - 39 Years

         The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

         Depreciation and amortization expense totaled $8,992 and $8,019 for the three months ended May 31, 2005 and 2004, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

Regulations - The Company expended approximately $7,228 to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $5,718 and $13,490 for the three months ended May 31, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

         The weighted average Black-Scholes value of options granted under the stock plans during the three months ended May 31, 2005 and 2004 was $.10 and $.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


Three Months Ended May 31,                         2005           2004
                                                 --------       --------
        Weighted average expected life in years         5             5
        Dividends per share                          0.04          0.03
        Volatility                                    6.0%          6.0%
        Risk-free interest rate                       3.9%          4.1%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                  Three Months Ended May 31,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------

Net earnings as reported                         $    138,152         48,820

Deduct total additional stock-based employee
compensation cost, net of tax that
would have been included in net earnings under
fair value method                                      32,300         34,050
                                                 ============   ============

Proforma net earnings                            $    105,852         14,770
                                                 ============   ============
Basic earnings per share:
  As reported                                    $       0.01           0.00
                                                 ============   ============
  Proforma                                       $       0.01           0.00
                                                 ============   ============

Average common shares outstanding                  11,815,355     11,840,355

Diluted earnings per share:
  As reported                                    $       0.01           0.00
                                                 ------------   ------------
  Proforma                                       $       0.01           0.00
                                                 ------------   ------------

Total diluted common shares outstanding            11,983,455     12,028,051
                                                 ============   ============


Note C - Inventories:

                                                           May 31,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
Raw materials and supplies                       $     66,032         42,669
Work in process                                       240,354        277,634
Finished goods                                        409,852        497,662
                                                 ------------   ------------

Total                                            $    716,238        817,965
                                                 ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note D - Income Taxes:

1. Federal and State deferred tax assets include:
                                                     2005           2004
                                                 ------------   ------------
Temporary differences:
   Accelerated amortization                      $     70,908         86,346
   Deferred compensation                              126,059        144,095
                                                 ------------   ------------
        Total                                         196,967        230,441

      Current portion                                   5,891          1,376
                                                 ------------   ------------

Non-current portion                              $    191,076        229,065
                                                 ============   ============


2. Income tax expense:
                                                     2005           2004
                                                 ------------   ------------
   Current:
      Federal                                    $     58,500         28,500
      State                                            14,702          8,340
                                                 ------------   ------------

        Total current                                  73,202         36,840
                                                 ------------   ------------

   Deferred:
      Federal                                           1,112          2,124
      State                                               294            562
                                                 ------------   ------------

        Total deferred                                  1,406          2,686
                                                 ------------   ------------

          Total                                  $     74,608         39,526
                                                 ============   ============


Note E - Treasury Stock:

         Consists of 913,645 shares as of May 31, 2005 at a net cost of $321,932 and 863,645 shares at a net cost of $292,182 as of May 31, 2004.

There were no treasury share purchases made by the Company during the three months ended May 31, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2005, approximately 44.1% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 28.3% of sales. During the three months ended May 31, 2004, approximately 51.6% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 39.0% of sales.

Note G - Rental Income Under Sublease:

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

Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to 5 percent after completion of one year of service. Employer contributions totaled $13,714 and $10,453 for the three months ended May 31, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of May 31, 2005.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through May 31, 2005 totaled 600,000. Options cancelled for all years totaled 120,000.

     A summary of the status of the Company's 1998 stock option plan as of May 31, 2005, and the changes during the three months ended May 31, 2005 is presented below:

                                                              Weighted-Average
                                                                  Exercise
Fixed Options:                                      Shares          Price
--------------                                   ------------   -------------
Balance - March 1, 2004                               392,000   $        .29
     Granted                                               --             --
     Cancelled                                        (45,000)           .30
     Exercised                                        (25,000)           .25
                                                 ------------

Balance - February 28, 2005                           322,000            .30
     Granted                                               --             --
     Exercised                                             --             --
                                                 ------------

Balance - May 31, 2005                                322,000   $        .30
                                                 ============

Exercisable at May 31, 2005                           180,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note H - Employee Benefits (continued):

Stock Option Plan - The following table summarizes information about fixed stock options outstanding at May 31, 2005:


                 Outstanding Options                    Exercisable Options
-----------------------------------------------   ---------------------------
                                     Weighted-
                                      average                      Weighted-
                       Number        Remaining       Number         average
Range of             Outstanding    Contractual    Exercisable      Exercise
Exercise Price       at 5/31/05        Life        at 5/31/05        Price
--------------   ---------------   ------------   ------------   ------------
     $ .25               155,000     1.3 years         155,000       $.25
       .30                25,000     2.5                25,000        .30
       .35               142,000     8.7                    --        .35


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

Note I - Segment Reporting:

The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                             Three Months Ended May 31,
                                            ---------------------------
                                                2005           2004
                                            ------------   ------------
         United States                      $    479,116        376,784
         Asia                                    235,195         78,380
         Europe                                   80,670          8,559
         Other nations                            11,319             --
                                            ------------   ------------

         Total                              $    806,300        463,723
                                            ============   ============


Two customers, located in the Eastern United States, accounted for more than 10% of revenues from continuing operations. One customer accounted for 16.4% of sales of which 11.8% was near infrared dyes and 4.6% was security inks. The other customer accounted for 11.9% of sales of near infrared dyes.

Long-lived assets include net property and equipment. The Company had long-lived assets of $713,821 and $592,829 located in the United States at May 31, 2005 and 2004, respectively.

Note J - Accrued Expenses:

Accrued expenses consisted of the following as of May 31, 2005 and 2004, respectively:

                                                2005           2004
                                            ------------   ------------
         Salaries and wages                 $      8,358          3,102
         Employment agreement                     52,410        178,187
         Professional fees                         5,000         10,000
         Property taxes                            8,142          8,141
                                            ============   ============

         Total accrued expenses             $     73,910        199,430
                                            ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note K - Earnings per Share:

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

                                            Three Months Ended May 31,
                                            ---------------------------
                                                2005           2004
                                            ------------   ------------

Basic Earnings Per Common Share:

Net income                                  $    138,152         48,820

Average common shares
 outstanding                                  11,815,355     11,840,355
                                            ============   ============

Basic earnings per
 common share                               $       0.01             --
                                            ============   ============

Diluted Earnings Per Common Share:

Net income                                  $    138,152         48,820
                                            ============   ============
Average common shares
 outstanding                                  11,835,910     11,845,960

Common shares issuable with respect
 to options issued to employees
 with a dilutive effect                          147,545        182,091
                                            ------------   ------------
Total diluted common shares
 outstanding                                  11,983,455     12,028,051
                                            ============   ============
Diluted earnings per
 common share                               $       0.01             --
                                            ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

         Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2005 and 2004, respectively.

Future minimum payments for the current option period:

       Fiscal years ending February:
       -----------------------------
                       2006                                     $73,305
                       2007                                      97,740
                       2008                                      97,740
                       2009                                      65,160

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

         In connection with this agreement, deferred compensation of $6,020 was charged to selling, general and administrative expenses for the three months ended May 31, 2005 and 2004, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

         Accrued compensation included in selling, general and administrative as of May 31, 2005 and 2004 was $52,410 and $27,823, respectively.

Note M - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $116,675 and $99,010 were included in cost of sales for the three months ended May 31, 2005 and 2004, respectively. Expenditures in 2006 are projected to remain at approximately the same level as in 2005.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

Note N - Environmental Matters

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