Form 10QSB
period 2005-08-31
EPOLIN INC /NJ/
filed 2005-10-17
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2005

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

                  Yes   [  X   ] No   [      ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                 Yes    [      ] No   [  X   ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, no par value per share: 11,815,355 outstanding as of August 31, 2005

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

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the six months ended August 31, 2005, approximately 46.3%  of  sales were to four customers. Two of these customers, located in the eastern United States, accounted for 35.1% of sales. During the six months ended August 31, 2004, approximately 53.8% of sales were to four customers. Two of these customers, located in the eastern United States, accounted for 47.7% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.

                    Three Months Ended         Six Months Ended

                   August 31,   August 31,   August 31,  August 31,
                   2005         2004         2005        2004

Sales                100%        100%         100%        100%
Cost of sales        39.1        28.4         41.1        34.0

Gross Profit         60.9        71.6         58.9        66.0
Selling, general &
administrative       39.3        25.3         35.3        30.2

Operating Income     21.6        46.3         23.6        35.8

Income before taxes  23.3        47.5         24.8        37.4

Net income
(after taxes)        13.8        30.2         15.4        23.2


Sales

      For the three months ended August 31, 2005, sales were $860,000 as compared to $841,000 for the three months ended August 31, 2004, a slight increase of $19,000 or 2.3%. For the six months ended August 31, 2005, sales increased to $1,666,000 from $1,304,000 for the six months ended August 31, 2004, an increase of $364,000 or 28.0%. Such increase was primarily due to increased sales overseas, especially in Japan, Korea and Taiwan for the Company's products and increased orders for its newer security inks and codings products, as well as increased orders during the first quarter of the current fiscal year from many of the Company's regular customers of its traditional products. The Company has recently begun providing greater technical service to customers which has allowed the Company to sell many of its traditional dye products to customers who may not have known how to best use the Company's products in the past.

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

Gross Profit

      Gross profit, defined as sales less cost of sales, was $524,000 or 60.9% of sales for the three months ended August 31, 2005, compared to $602,000 or 71.6% of sales for the three months ended August 31, 2004. For the six months ended August 31, 2005, gross profit was $981,000 or 58.9% of sales compared to $861,000 or 66.0% of sales for the six months ended August 31, 2004. In terms of absolute dollars, gross profit increased $120,000 although the gross profit percentage decreased 7.1% for the six months ended

August 31, 2005 compared to the first six months of fiscal 2004 due primarily to increased inventory costs, lower margins and an increase in certain variable costs.

     Cost of sales was $336,000 for the three months ended August 31, 2005 which represented 39.1% of sales compared to $239,000 for the three months ended August 31, 2004 which represented 28.4% of sales. For the six months ended August 31, 2005, cost of sales was $685,000 which represented 41.1% of sales compared to $443,000 for the six months ended August 31, 2004 which represented 34.0% of sales. The increase in cost of sales as a percentage of sales reflects increased inventory costs and lower margins on certain of the Company's products, as well as an increase in certain variable costs associated with the higher revenue level achieved.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $338,000, or 39.3% of sales, for the three months ended August 31, 2005 from $213,000, or 25.3% of sales, for the three months ended August 31, 2004, an increase of $125,000. Selling, general and administrative expenses increased to $589,000, or 35.3% of sales, for the six months ended August 31, 2005 from $394,000 or 30.2% of sales, for the six months ended August 31, 2004, an increase of $195,000. Such increase in absolute dollars in selling, general and administrative expenses for the six months ended August 31, 2005 compared to the comparable period of the prior year was primarily due to increases in officer salaries and employee benefits, together with increases in commission expenses (resulting from an increase in sales which are subject to commissions)..

Operating Income

      Operating income for the three months ended August 31, 2005 decreased to $186,000, or 21.6% of sales, from $389,000, or 46.3%
of sales, for the three months ended August 31, 2004. Operating income for the six months ended August 31, 2005 also decreased to $392,000, or 23.6% of sales, from $467,000, or 35.8% of sales, for the comparable period of fiscal 2005. This change was primarily due to a an increase in sales offset by greater increases in operating expenses and selling, general and administrative expenses as described above.

Other Income

      Total other income for the three months ended August 31, 2005 was $14,000 as compared to $11,000 for the three months ended August 31, 2004. Total other income for the six months ended August 31, 2005 was $21,000 as compared to $21,000 for the six months ended August 31, 2004. During the six months ended August 31, 2005, the Company realized rental income of $12,000 as compared to $18,000 for the first six months of fiscal 2005. Effective November 1, 2002, the Company began to sublease approximately 2,500 square feet of its office space to a non-related party to operate an optics and security inks laboratory at an annual rental of $36,000. During the quarter ended August 31, 2005, such tenant was behind in its rental payments which late payments were made subsequent to August 31, 2005. The Company's interest income increased to $5,000 for the three months ended August 31, 2005 from $2,000 for the three months ended August 31, 2004. For the six months ended August 31, 2005, interest income increased to $9,000 from $3,000 for the six months ended August 31, 2004.

Net Income

      During the three months ended August 31, 2005, the Company reported income before taxes of $200,000 as compared to income before taxes of $400,000 for the three months ended August 31, 2004. During the six months ended August 31, 2005, the Company reported income before taxes of $413,000 as compared to income before taxes of $488,000 for the six months ended August 31, 2004. Income taxes were $81,000 for the three months ended
August  31, 2005 compared to $146,000 for the three months  ended

August 31, 2004, and income taxes were $156,000 for the six months ended August 31, 2005, compared to $185,000 for the six months ended August 31, 2004. The change in income taxes was generally attributed to ordinary changes from period to period in sales and expenses. Net income after taxes was $119,000 or $0.01 per share for the three months ended August 31, 2005 as compared to net income after taxes of $254,000 or $0.02 per share for the three months ended August 31, 2004. For the six months ended August 31, 2005, net income after taxes was $257,000 or $0.02 per share as compared to net income after taxes of $303,000 or $0.03 per share for the six months ended August 31, 2004. The decrease in net income after taxes was primarily due to increases in sales offset by greater increases in operating expenses and selling, general and administrative expenses.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expenses and other expenses Although there were modest increases in sales in the entire 2005 fiscal year compared to the entire 2004 fiscal year, we have attained a $364,000 increase in sales for the six months ended August 31, 2005 compared to the prior year. We also did incur in absolute dollars greater cost of sales and selling, general and administrative expenses for the first six months of fiscal 2006 compared to the comparable period of last year. Certain of these expenses are due to costs and expenses related to a greater emphasis being placed on marketing, sales and technical service. This meant hiring new staff, consultants, continuing efforts to upgrade our facility and developing a new web site. We are encouraged with the increases in sales achieved in the first six months of fiscal 2006, especially in our less traditional product areas.

Operations Outlook

      We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, has not recently grown to the degree management anticipated. For example, the sales level of $2,880,000 reached during fiscal 2005 was an all time high for the Company. Yet, this was not significantly more than in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales over the last four years was in contrast to the greater sales growth the Company experienced prior to 2002 and beginning in 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. For years we felt it to be unnecessary to go out and reach our customers. We believed that our web site was sufficiently explicit to attract anyone interested in near infrared light management to come to us because we were the "only game in town". We now realize that the customer has alternatives which do not include the use of Epolin dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive (which has been accomplished with the hiring of Greg Amato) along with back up technical service help
(which has also been accomplished). In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004. We believed that it was in the long term best interest of the shareholders for us to reinvest profits for future growth. However, as a result of our current cash position, we declared and paid a $0.02 cash dividend in August 2005.

      Management has recognized that the Company's traditional markets - serving welding and eye protection plastics manufacturers - have gone through certain changes over the last few years. Certain customers have consolidated and/or moved manufacturing operations to low-cost countries, usually in the Far East. In some of these countries, eye protection may not be as highly valued by the citizenry. Management expects that this market will remain important as a continuing source of revenue. The Company also now offers fully formulated dye-resin packages to customers for fabrication of finished parts by injection molding. This has allowed the Company to maintain a strong position in this market. Greater emphasis has recently been placed on sales, marketing and technical support in order to grow the Company's business. The new products that are now the firm underpinnings for future growth are based upon security inks, new visible and infrared dyes and the forward integration of the Company's dyes into formulated pellets. For the six months ended
August 31, 2005, sales in these new product areas increased approximately $230,000 from the comparable period of the prior year. Sales in these new product areas represented approximately 31% of all Company sales for the six months ended August 31, 2005 compared to the six months ended August 31, 2004 for which sales in these new product areas represented approximately 22% of all Company sales.

      Another factor that was considered in the business plan was management succession. Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, has announced his intention to step down as Chief Executive Officer, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. It is anticipated that Greg Amato, our Vice President of Sales and Marketing, will be nominated to fill this position. Mr. Amato, age 48, has been employed by the Company since November 2004 and has been Vice President of Sales and Marketing since January 2005.

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2005, the Company had working capital (consisting current assets less current liabilities) of $2,269,000, a debt to equity ratio of 0.150 to 1, and stockholders' equity of $3,119,000, compared to working capital of $2,168,000, a debt to equity ratio of 0.145 to 1, and stockholders' equity of $2,924,000 on August 31, 2004. On August 31, 2005, the Company had $1,275,000 in cash and cash equivalents, total assets of $3,588,000 and total liabilities of $469,000, compared to $823,000 in cash and cash equivalents, total assets of $3,349,000 and total liabilities of $425,000 on August 31, 2004.

     Net cash provided by operating activities for the six months ended August 31, 2005 was $407,000 compared to $344,000 for the six months ended August 31, 2004. Net cash used by investing activities for the six months ended August 31, 2005 was $128,000 compared to $71,000 for the six months ended August 31, 2004 which change was primarily due to an increase in equipment purchases. For the six months ended August 31, 2005, net cash used by financing activities was $236,000 compared to net cash provided by financing activities of $3,000 for the six months ended August 31, 2004. Such change was due to the payment of the dividend in the second quarter of fiscal 2006 in which $236,000 in cash was paid to the shareholders. There was not a comparable item for the six months ended August 31, 2004.

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

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the six months ended August 31, 2005, no repurchases of shares were made by the Company. During the fiscal year ended February 28, 2005, a total of 50,000 were repurchased at a cumulative cost of $29,750. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

      In July 2005, Herve A. Meillat, age 49, was appointed by the Board of Directors of the Company to serve on the Board. From 1986 through 2004, Mr. Meillat was with the Bacou-Dalloz Group ("Bacou-Dalloz"), a world leader in the design, manufacturing and sales of personal protection equipment. While with Bacou-Dalloz, he was Senior Vice President of its eye and face business unit from 2001 to 2004, the President of Dalloz Safety Inc. from 1996 to 2001 and Chief Operating Officer of Christian Dalloz in France from 1989 to 1995.

      As mentioned above, the Company did not pay any cash dividends during the fiscal year ended February 28, 2005 but did declare and pay a $0.02 cash dividend in August 2005. During fiscal 2004, the Company paid two cash dividends, the first being $.02 per share in August 2003 and the second being $.02 per shares in February 2004. During the fiscal year ended February 28, 2003, the Company also paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. Prior thereto, and during the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002.

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


Item  2.   Unregistered  Sales of Equity Securities  and  Use  of
Proceeds.

      In June 2005, the Company granted options to each of its four directors to acquire up to 50,000 shares of Common Stock at an exercise price of $0.54 (the market price of the Company's Common Stock on the date of grant). Such options, which were granted under the Company's 1986 Stock Option Plan, will not be exercisable prior to the first anniversary of the grant date, but thereafter will become exercisable on a cumulative basis as to 50% of the underlying shares on each of the first and second anniversaries of the grant date.

     All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: October 17, 2005         By:/s/Murray S. Cohen
                                      Murray S. Cohen,
                                      Chairman of the Board
                                      and Chief Executive Officer


Dated: October 17, 2005         By:/s/ James Ivchenko
                                       James Ivchenko,
                                       President (Principal Financial
                                       Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2005 AND 2004

                                    CONTENTS





                                                                           Page
                                                                           ----

Accountant's Review Report                                                   1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                            2 - 3

    Consolidated Statements of Income                                      4 - 5

    Consolidated Statements of Stockholders' Equity                          6

    Consolidated Statements of Cash Flows                                    7

Notes to Consolidated Financial Statements                                8 - 22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

    We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2005 and 2004 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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








Weismann Associates LLC
-----------------------
Weismann Associates LLC
Livingston, NJ 07039


September 22, 2005

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              August 31,
                                                     ---------------------------
Current assets:                                          2005           2004
                                                     ------------   ------------
  Cash and cash equivalents                          $  1,275,041        823,429
  Accounts receivable                                     434,625        646,224
  Inventories                                             698,282        822,458
  Prepaid expenses                                         16,898         22,655
  Prepaid taxes                                             7,299            200
  Deferred tax assets-current portion                       5,891          1,376
                                                     ------------   ------------

      Total current assets                              2,438,036      2,316,342
                                                     ------------   ------------

Plant, property and equipment - at cost:
  Land                                                     81,000         81,000
  Building and improvements                               662,288        549,201
  Laboratory equipment                                    194,135        193,335
  Office equipment                                        107,020         72,915
  Leasehold improvements                                  449,190        449,190
                                                     ------------   ------------

      Total                                             1,493,633      1,345,641

  Less:  Accumulated depreciation and amortization        766,002        732,295
                                                     ------------   ------------

      Net plant, property and equipment                   727,631        613,346
                                                     ------------   ------------

Other assets:
  Deferred tax assets-non current portion                 189,683        220,904
  Cash value - life insurance policy                      232,492        198,290
                                                     ------------   ------------

      Total other assets                                  422,175        419,194
                                                     ------------   ------------

      Total                                          $  3,587,842      3,348,882
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            August 31,
                                                                    ---------------------------
                                                                        2005           2004
                                                                    ------------   ------------
Current liabilities:
  Accounts payable                                                  $     17,565         16,047
  Accrued expenses                                                       148,090        113,092
  Taxes payable:
    Payroll                                                                1,653          1,719
    Income                                                                 1,331         17,820
                                                                    ------------   ------------

    Total current liabilities                                            168,639        148,678
                                                                    ------------   ------------

Other liabilities - Deferred compensation                                300,129        276,050
                                                                    ------------   ------------

       Total liabilities                                                 468,768        424,728
                                                                    ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,729,000 and 12,716,500 shares issued, 11,815,355 and
    11,852,855 shares outstanding at 2005 and 2004, respectively       2,340,183      2,337,058
    Paid-in capital                                                        6,486          6,486
    Retained earnings                                                  1,094,337        872,792
                                                                    ------------   ------------

       Total                                                           3,441,006      3,216,336
    Less: Treasury stock-at cost                                         321,932        292,182
                                                                    ------------   ------------

      Total stockholders' equity                                       3,119,074      2,924,154
                                                                    ------------   ------------

      Total                                                         $  3,587,842      3,348,882
                                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED AUGUST 31, 2005 AND 2004


                                                             2005           2004
                                                         ------------   ------------
Sales                                                    $  1,665,871      1,304,302
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               685,355        442,878
  Selling, general and administrative                         588,564        394,451
                                                         ------------   ------------

      Total                                                 1,273,919        837,329
                                                         ------------   ------------

Operating income                                              391,952        466,973
                                                         ------------   ------------

Other income:
  Rental income                                                12,000         18,000
  Interest                                                      8,825          3,066
                                                         ------------   ------------

      Total other income                                       20,825         21,066
                                                         ------------   ------------

Income before taxes                                           412,777        488,039

Income taxes                                                  155,753        185,367
                                                         ------------   ------------

Net income                                               $    257,024        302,672
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.02           0.03
                                                         ============   ============

  Fully diluted earnings per common share                $       0.02           0.03
                                                         ============   ============

  Weighted average number of common shares outstanding     11,815,355     11,847,828
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2005 AND 2004


                                                             2005           2004
                                                         ------------   ------------
Sales                                                    $    859,572        840,579
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               335,804        238,767
  Selling, general and administrative                         337,507        212,901
                                                         ------------   ------------

      Total                                                   673,311        451,668
                                                         ------------   ------------

Operating income                                              186,261        388,911
                                                         ------------   ------------

Other income:
  Rental income                                                 9,000          9,000
  Interest                                                      4,756          1,782
                                                         ------------   ------------

      Total other income                                       13,756         10,782
                                                         ------------   ------------

Income before taxes                                           200,017        399,693

Income taxes                                                   81,145        145,841
                                                         ------------   ------------

Net income                                               $    118,872        253,852
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.01           0.02
                                                         ============   ============

  Fully diluted earnings per common share                $       0.01           0.02
                                                         ============   ============

  Weighted average number of common shares outstanding     11,815,355     11,847,828
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    SIX MONTHS ENDED AUGUST 31, 2005 AND 2004


                            Number of                     Additional
                           Outstanding      Common         Paid-in-       Retained        Treasury      Treasury       Stockholders'
                              Shares         Stock         Capital        Earnings         Shares         Costs           Equity
                           ------------   ------------   ------------   ------------    ------------   ------------    ------------

Balance - March 1, 2004      12,704,000   $  2,333,933          6,486        570,120         863,645       (292,182)      2,618,357

Common stock issued for
 stock option                    12,500          3,125                                                                        3,125

Net income                           --             --             --        302,672              --             --         302,672
                           ------------   ------------   ------------   ------------    ------------   ------------    ------------

Balance - August 31, 2004    12,716,500   $  2,337,058          6,486        872,792         863,645       (292,182)      2,924,154
                           ============   ============   ============   ============    ============   ============    ============


Balance - March 1, 2005      12,729,000   $  2,340,183          6,486      1,073,620         913,645       (321,932)      3,098,357

Dividends paid                                                              (236,307)                                      (236,307)

Net income                           --             --             --        257,024              --             --         257,024
                           ------------   ------------   ------------   ------------    ------------   ------------    ------------

Balance - August 31, 2005    12,729,000   $  2,340,183          6,486      1,094,337         913,645       (321,932)      3,119,074
                           ============   ============   ============   ============    ============   ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2005 AND 2004


                                                                     2005            2004
                                                                 ------------    ------------
 Cash flows from operating activities:
   Net income                                                    $    257,024         302,672
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     18,815          16,214
     Deferred tax expense                                               2,799          10,847
     Obligation under deferred compensation agreement                  12,039          12,039
   (Increase) decrease in:
     Accounts receivable                                              118,386          (2,643)
     Inventories                                                       52,134         (64,691)
     Prepaid expenses                                                  32,976          34,730
     Prepaid taxes                                                     (6,699)         70,450
   Increase (decrease) in:
     Accounts payable                                                  17,565          14,788
     Accrued expenses                                                 (95,324)        (64,998)
     Taxes payable                                                     (2,608)         14,112
                                                                 ------------    ------------

       Net cash provided by operating activities                      407,107         343,520
                                                                 ------------    ------------

 Cash flows from investing activities:
   Increase in cash value - life insurance policy                     (26,322)        (31,518)
   Payments for equipment                                            (102,103)        (39,628)
                                                                 ------------    ------------

       Net cash used by investing activities                         (128,425)        (71,146)
                                                                 ------------    ------------

 Cash used from financing activities:
   Issuance of common stock                                                --           3,125
   Dividends paid                                                    (236,307)             --
                                                                 ------------    ------------

       Net cash provided (used) by financing activities              (236,307)          3,125
                                                                 ------------    ------------

Increase in cash                                                       42,375         275,499

Cash and cash equivalents:
  Beginning                                                         1,232,666         547,930
                                                                 ------------    ------------

  Ending                                                         $  1,275,041         823,429
                                                                 ============    ============

Supplemental information:
  Income taxes paid                                              $    156,470         151,200
                                                                 ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



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

Concentrations of Credit Risks - The Company and its Subsidiary had cash deposits in a financial institution and brokerage house in excess of the amount insured by agencies of the federal government in amounts of $1,075,000 and $723,400 at August 31, 2005 and 2004, respectively. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the six months ended August 31, 2005 are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                        Epolin
                                         Epolin         Holding      Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Current assets                        $  2,238,428         199,608             --       2,438,036
Non-current assets                       1,349,414         640,153       (839,761)      1,149,806
                                      ------------    ------------   ------------    ------------
       Total                          $  3,587,842         839,761       (839,761)      3,587,842
                                      ============    ============   ============    ============

     Total liabilities                     468,768         159,353       (159,353)        468,768
                                      ------------    ------------   ------------    ------------

Stockholders' equity:
  Common stock                           2,340,183              --             --       2,340,183
  Additional paid-in capital                 6,486              --             --           6,486
  Retained earnings                      1,094,337         680,408       (680,408)      1,094,337
  Treasury stock                          (321,932)             --             --        (321,932)
                                      ------------    ------------   ------------    ------------

   Total stockholders' equity            3,119,074         680,408       (680,408)      3,119,074
                                      ------------    ------------   ------------    ------------

     Total                            $  3,587,842         839,761       (839,761)      3,587,842
                                      ============    ============   ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                        Epolin
                                         Epolin         Holding      Eliminations    Consolidated
                                      ------------    ------------   ------------    ------------
Sales                                 $  1,665,871              --             --       1,665,871
Other revenue                                   --          60,870        (48,870)         12,000
                                      ------------    ------------   ------------    ------------
   Total                                 1,665,871          60,870        (48,870)      1,677,871
                                      ------------    ------------   ------------    ------------

Cost of sales                              685,355              --             --         685,355
Selling, general and administrative        627,527           9,907        (48,870)        588,564
                                      ------------    ------------   ------------    ------------

   Total                                 1,312,882           9,907        (48,870)      1,273,919
                                      ------------    ------------   ------------    ------------

Operating income                           352,989          50,963             --         403,952

Other income - interest                      7,879             946             --           8,825
                                      ------------    ------------   ------------    ------------

Income before taxes                        360,868          51,909             --         412,777

Income taxes                               150,862           4,891             --         155,753
                                      ------------    ------------   ------------    ------------

Net income                            $    210,006          47,018             --         257,024
                                      ============    ============   ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



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

    Depreciation and amortization expense totaled $18,815 and $16,214 for the six months ended August 31, 2005 and 2004, respectively.



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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



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

Regulations - The Company expended approximately $12,524 through August 31, 2005, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $12,304 and $14,817 for the six months ended August 31, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," The Company continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123, and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123."

    Deferred charges for options granted to non-employees are determined in accordance with FAS No. 123 and EITF 96-18 as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

    The weighted average Black-Scholes value of options granted under the stock plans during the six months ended August 31, 2005 and 2004 was $.10 and $.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Six Months Ended August 31,                            2005           2004
                                                     --------       --------

  Weighted average expected life in years                   4              5
  Dividends per share                                    0.04           0.03
  Volatility                                             6.0%           6.0%
  Risk-free interest rate                                3.9%           4.1%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                 Six Months Ended August 31,
                                               ------------------------------
                                                   2005              2004
                                               ------------      ------------

Net earnings as reported                       $    257,024           302,672

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                    28,550            34,050
                                               ------------      ------------

Proforma net earnings                          $    228,474           268,622
                                               ============      ============

Basic earnings per share:
  As reported                                  $       0.02              0.03
                                               ============      ============
  Proforma                                     $       0.02              0.02
                                               ============      ============

Average common shares outstanding                11,815,355        11,847,828
                                               ============      ============

Diluted earnings per share:
  As reported                                  $       0.02              0.03
                                               ============      ============
  Proforma                                     $       0.02              0.02
                                               ============      ============

Total diluted common shares outstanding          11,966,537        12,029,919
                                               ============      ============


Note C - Inventories:

                                                      August 31,
                                              ---------------------------
                                                  2005           2004
                                              ------------   ------------
       Raw materials and supplies             $     45,032         46,003
       Work in process                             241,747        279,588
       Finished goods                              411,503        496,867
                                              ------------   ------------

           Total                              $    698,282        822,458
                                              ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note D - Income Taxes:

1.  Federal and State deferred tax assets include:

                                                         2005           2004
                                                     ------------   ------------
Temporary differences:
    Accelerated amortization                         $     66,518         82,078
    Deferred compensation                                 129,056        140,202
                                                     ------------   ------------
               Total                                      195,574        222,280

        Current portion                                     5,891          1,376
                                                     ------------   ------------

Non-current portion                                  $    189,683        220,904
                                                     ============   ============

2.  Income tax expense:
                                                         2005           2004
                                                     ------------   ------------
    Current:
        Federal                                      $    118,431        135,200
        State                                              34,523         39,320
                                                     ------------   ------------

           Total current                                  152,954        174,520
                                                     ------------   ------------

    Deferred:
        Federal                                             2,213          8,577
        State                                                 586          2,270
                                                     ------------   ------------

           Total deferred                                   2,799         10,847
                                                     ------------   ------------

               Total                                 $    155,753        185,367
                                                     ============   ============


Note E - Treasury Stock:

    Consists of 913,645 shares as of August 31, 2005 at a net cost of $321,932 and 863,645 shares at a net cost of $292,182 as of August 31, 2004.

There were no treasury share purchases made by the Company during the six months ended August 31, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note F - Economic Dependency:

    A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2005, approximately 46.3% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 35.1% of sales. During the six months ended August 31, 2004, approximately 53.8% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 47.7% of sales.


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


Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $25,386 and $19,469 for the six months ended August 31, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note H - Employee Benefits (continued):


Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of August 31, 2005.

    The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through August 31, 2005 totaled 600,000. Options cancelled for all years totaled 120,000.

    A summary of the status of the Company's 1998 stock option plan as of August 31, 2005, and the changes during the six months ended August 31, 2005 is presented below:

                                                          Weighted-Average
Fixed Options:                               Shares        Exercise Price
--------------                              -------         --------------
Balance - March 1, 2004                     392,000            $ .29
    Granted                                      --               --
    Cancelled                               (45,000)             .30
    Exercised                               (25,000)             .25
                                            -------

Balance - February 28, 2005                 322,000              .30
    Granted                                 200,000               --
    Exercised                                    --               --
                                            -------

Balance - August 31, 2005                   522,000             $.39
                                            =======


Exercisable at August 31, 2005              180,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note H - Employee Benefits (continued):

Stock Option Plan - The following table summarizes information about fixed stock options outstanding at August 31, 2005:

                Outstanding Options                              Exercisable Options
---------------------------------------------------      ---------------------------------
                      Number       Weighted-average        Number
Range of            Outstanding       Remaining          Exercisable      Weighted-average
Exercise Price      at 8/31/05     Contractual Life      at 8/31/05        Exercise Price
--------------      ----------     ----------------      ----------        --------------
    $.25              155,000         1.0 years           155,000              $ .25
     .30               25,000         2.3                  25,000                .30
     .35              142,000         8.4                      --                .30
     .54              200,000         4.8                      --                .54

There are 258,000 options attributable to future grants.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                      Six Months Ended August 31,
                                      ---------------------------
                                          2005           2004
                                      ------------   ------------

               United States          $  1,172,396      1,092,834
               Asia                        315,323        124,355
               Europe                      166,833         86,092
               Other nations                11,319          1,021
                                      ------------   ------------

                  Total               $  1,665,871      1,304,302
                                      ============   ============

Two customers, located in the Eastern United States, accounted for more than 10% of revenues from continuing operations. One customer accounted for 18.4% of sales of which 12.2% was near infrared dyes and 6.2% was security inks. The other customer accounted for 16.8% of sales of near infrared dyes.

Long-lived assets include net property and equipment. The Company had long-lived assets of $727,631 and $613,346 located in the United States at August 31, 2005 and 2004, respectively.


Note J - Accrued Expenses:

Accrued expenses consisted of the following as of August 31, 2005 and 2004, respectively:

                                               2005           2004
                                           ------------   ------------
          Salaries and wages               $     29,838         21,692
          Employment agreement                  108,281         78,259
          Professional fees                       5,900          5,000
          Property taxes                          4,071          8,141
                                           ============   ============

            Total accrued expenses         $    148,090        113,092
                                           ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



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

                                                     Six Months Ended August 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------

Basic Earnings Per Common Share:

Net income                                           $    257,024        302,672

Average common shares
  outstanding                                          11,815,355     11,847,828
                                                     ============   ============

Basic earnings per
  common share                                       $       0.02           0.03
                                                     ============   ============

Diluted Earnings Per Common Share:

Net income                                           $    257,024        302,672
                                                     ============   ============

Average common shares
  outstanding                                          11,815,355     11,847,828

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                    147,545        182,091
                                                     ------------   ------------

Total diluted common shares
  outstanding                                          11,966,537     12,029,919
                                                     ============   ============

Diluted earnings per
  common share                                       $       0.02           0.03
                                                     ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



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

    Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2005 and 2004, respectively.

Future minimum payments for the current option period:

      Fiscal years ending February:
      -----------------------------
                   2006                            $48,870
                   2007                             97,740
                   2008                             97,740
                   2009                             65,160


Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Annual payments to the officer of $32,000 for ten consecutive years shall commence the first day of the month following his 65th birthday or termination.

    In connection with this agreement, deferred compensation of $12,040 was charged to selling, general and administrative expenses for the six months ended August 31, 2005 and 2004, respectively.

    On January 1, 1996, the Company entered into a deferred compensation agreement with another officer wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998, and will be paid upon retirement in either equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



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

    Accrued compensation included in selling, general and administrative as of August 31, 2005 and 2004 was $108,282 and $78,258, respectively.

Note M - Research and Development:

    The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $213,953 and $202,785 were included in cost of sales for the six months ended August 31, 2005 and 2004, respectively. Expenditures in 2006 are projected to remain at approximately the same level as in 2005.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2005 AND 2004



NOTE N - STOCK DIVIDENDS:

In June 2003, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend was paid on August 3, 2005 to shareholders of record July 27, 2005.

Note O - Environmental Matters

    The Company's past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor does the Company expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition, or competitive position of the Company. The Company believes that its current practices and procedures comply with applicable regulations. The Company's policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in these statements.