Form 10QSB
period 2005-11-30
EPOLIN INC /NJ/
filed 2006-01-17
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2005

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

Common, no par value per share: 11,815,355 outstanding as of Nov ember 30, 2005

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

Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Form 10-KSB for the year ended February 28, 2005. The Company does not intend to update these forward-looking statements.

Executive Overview

     Epolin, Inc. (the "Company") is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of infrared dyes, laser absorbing dyes and infrared dye formulations. The Company's business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. The Company also manufactures specialty chemicals for certain chemical manufacturers.

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

       The Company sells its products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. The Company's customers are located in all regions of the world, although a material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, the Company anticipates that its products will be increasingly used by manufacturers located abroad. During the nine months ended November 30, 2005, approximately 41.9% of sales were to four customers. Two of these customers, located in the eastern United States, accounted for 28.2% of sales. During the
nine months ended November 30, 2005, approximately 48.8% of sales were to three customers. Two of these customers, located in the eastern United States, accounted for 42.9% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following table sets forth operations data expressed as a percentage of sales.

                    Three Months Ended          Nine Months Ended

                    November 30,   November 30, November 30,  November 30,
                    2005           2004         2005          2004





Sales               100%           100%         100%          100%
Cost of sales       28.4           37.5         36.5          35.2

Gross Profit        71.6           62.5         63.5          64.8
Selling, general
& administrative    32.1           33.9         34.1          31.5

Operating Income    39.5           28.6         29.4          33.3

Income before taxes 40.8           30.2         30.7          34.9

Net income
(after taxes)       25.8           15.6         19.2          20.5



Sales

      For the three months ended November 30, 2005, sales were $966,000 as compared to $703,000 for the three months ended November 30, 2004, an increase of $263,000 or 37.4%. For the nine months ended November 30, 2005, sales increased to $2,632,000 from $2,007,000 for the nine months ended November 30, 2004, an increase of $625,000 or 31.1%. Such increase was primarily due to increased sales overseas, especially in Japan, Korea and Taiwan for the Company's products and increased orders for its newer security inks and coatings products, as well as increased orders during the first quarter of the current fiscal year from many of the Company's regular customers of its traditional products. The Company has recently begun providing greater technical service to customers which has allowed the Company to sell many of its traditional dye products to customers who may not have known how to best use the Company's products in the past.

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

Gross Profit

      Gross profit, defined as sales less cost of sales, was $692,000 or 71.6% of sales for the three months ended November 30, 2005, compared to $439,000 or 62.5% of sales for the three months ended November 30, 2004. For the nine months ended November 30, 2005, gross profit was $1,672,000 or 63.5% of sales compared to $1,301,000 or 64.8% of sales for the nine months ended November 30, 2004. In terms of absolute dollars, gross
profit increased $371,000 although the gross profit percentage decreased 1.4% for the nine months ended November 30, 2005 compared to the first nine months of fiscal 2004 due primarily to increased material and overhead costs resulting in lower margins and an increase in certain variable costs.

      Cost of sales was $275,000 for the three months ended November 30, 2005 which represented 28.4% of sales compared to $263,000 for the three months ended November 30, 2004 which represented 37.5% of sales. For the nine months ended November 30, 2005, cost of sales was $960,000 which represented 36.5% of sales compared to $706,000 for the nine months ended November 30, 2004 which represented 35.2% of sales. The increase in cost of sales as a percentage of sales reflects increased material and overhead costs resulting in lower margins on certain of the Company's products, as well as an increase in certain variable costs associated with the higher revenue level achieved.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $310,000, or 32.1% of sales, for the three months ended November 30, 2005 from $238,000, or 33.9% of sales, for the three months ended November 30, 2004, an increase of $72,000. Selling, general and administrative expenses increased to $898,000, or 34.1% of sales, for the nine months ended November 30, 2005 from $633,000 or 31.5% of sales, for the nine months ended November 30, 2004, an increase of $265,000. Such increase in absolute dollars in selling, general and administrative expenses for the nine months ended November 30, 2005 compared to the comparable period of the prior year was primarily due to increases in officer salaries and employee benefits, together with increases in commission expenses (resulting from an increase in sales which are subject to commissions).

Operating Income

      Operating income for the three months ended November 30, 2005 increased to $382,000, or 39.5% of sales, from $201,000, or
28.6% of sales, for the three months ended November 30, 2004. Operating income for the nine months ended November 30, 2005 also increased to $774,000, or 29.4% of sales, from $668,000, or 33.3%
of sales, for the comparable period of fiscal 2005. This change was primarily due to a an increase in sales offset by greater increases in operating expenses and selling, general and administrative expenses as described above.

Other Income

      Total other income for the three months ended November 30, 2005 was $13,000 as compared to $11,000 for the three months ended November 30, 2004. Total other income for the nine months ended November 30, 2005 was $33,000 as compared to $32,000 for the nine months ended November 30, 2004. During the nine months ended November 30, 2005, the Company realized rental income of
$21,000 as compared to $27,000 for the first nine months of fiscal 2005. Effective November 1, 2002 and through August 2005, the Company subleased approximately 2,500 square feet of its office space to a non-related party to operate an optics and security inks laboratory at an annual rental of $36,000. Commencing as of September 2005, new arrangements have been agreed upon for such space with a different non-related party to operate a laboratory at an annual rental of $18,000. The Company's interest income increased to $4,000 for the three months ended November 30, 2005 from $2,000 for the three months ended November 30, 2004. For the nine months ended November 30, 2005, interest income increased to $12,000 from $5,000 for the nine months ended November 30, 2004.

Net Income

     During the three months ended November 30, 2005, the Company reported income before taxes of

$394,000 as compared  to  income
before taxes of $212,000 for the three months ended November 30, 2004. During the nine months ended November 30, 2005, the Company reported income before taxes of $807,000 as compared to income before taxes of $700,000 for the nine months ended November 30, 2004. Income taxes were $145,000 for the three months ended November 30, 2005 compared to $103,000 for the three months ended November 30, 2004, and income taxes were $301,000 for the nine months ended November 30, 2005, compared to $288,000 for the nine months ended November 30, 2004. The change in income taxes was generally attributed to ordinary changes from period to period in sales and expenses. Net income after taxes was $249,000 or $0.02 per share for the three months ended November 30, 2005 as compared to net income after taxes of $109,000 or $0.01 per share for the three months ended November 30, 2004. For the nine months ended November 30, 2005, net income after taxes was $506,000 or $0.04 per share as compared to net income after taxes of $412,000 or $0.03 per share for the nine months ended November 30, 2004.

      Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expenses and other expenses Although there were modest increases in sales in the entire 2005 fiscal year compared to the entire 2004 fiscal year, we have attained a $625,000 increase in sales for the nine months ended November 30, 2005 compared to the prior year. We also did incur in absolute dollars greater cost of sales and selling, general and administrative expenses for the first nine months of fiscal 2006 compared to the comparable period of last year. Certain of these expenses are due to costs and expenses related to a greater emphasis being placed on marketing, sales and technical service. This meant hiring new staff, consultants, continuing efforts to upgrade our facility and developing a new web site. We are encouraged with the increases in sales achieved in the first nine months of fiscal 2006, especially in our less traditional product areas.

Operations Outlook

      We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, has not recently grown to the degree management anticipated. For example, the sales level of $2,880,000 reached during fiscal 2005 was an all time high for the Company. Yet, this was not significantly more than in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales over the last four years was in contrast to the greater sales growth the Company experienced prior to 2002 and beginning in 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. For years we felt it to be unnecessary to go out and reach our customers. We believed that our web site was sufficiently explicit to attract anyone interested in near infrared light management to come to us because we were the "only game in town". We now realize that the customer has alternatives which do not include the use of Epolin dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive (which was accomplished with the hiring of Greg Amato) along with back up technical service help (which has also been accomplished). In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004. We believed that it was in the long term best interest of the shareholders for us to reinvest profits for future growth. However, as a result of our current cash position, we declared and paid a $0.02 cash dividend in August 2005. Although there can be no assurance, we currently anticipate declaring another dividend in the early part of the new upcoming fiscal year which will begin March 1, 2006.

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

This  has  allowed the Company to  maintain  a  strong
position in this market. Greater emphasis has recently been placed on sales, marketing and technical support in order to grow the Company's business. The new products that are now the firm underpinnings for future growth are based upon security inks, new visible and infrared dyes and the forward integration of the Company's dyes into formulated pellets. For the nine months ended November 30, 2005, sales in these new product areas increased approximately $496,000 from the comparable period of the prior year. Sales in these new product areas represented approximately 34% of all Company sales for the nine months ended November 30, 2005 compared to the nine months ended November 30, 2004 for which sales in these new product areas represented approximately 21% of all Company sales.

      Another factor that was considered in the business plan was management succession. Murray S. Cohen, the Company's Chairman of the Board and Chief Executive Officer, previously announced his intention to step down as Chief Executive Officer, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. As of January 10, 2006, Dr. Cohen did step down as CEO, and Greg Amato, who has been our Vice President of Sales and Marketing, was appointed to fill this position. Mr. Amato has been employed by the Company since November 2004 and had been Vice President of Sales and Marketing since January 2005.

Liquidity and Capital Resources

      The Company's primary source of funds is cash flow from operations in the normal course of selling products. On November 30, 2005, the Company had working capital (consisting current assets less current liabilities) of $2,506,000, a debt to equity ratio of 0.164 to 1, and stockholders' equity of $3,368,000, compared to working capital of $2,276,000, a debt to equity ratio of 0.159 to 1, and stockholders' equity of $3,034,000 on November 30, 2004. On November 30, 2005, the Company had $1,301,000 in
cash and cash equivalents, total assets of $3,921,000 and total liabilities of $553,000, compared to $1,250,000 in cash and cash equivalents, total assets of $3,517,000 and total liabilities of $484,000 on November 30, 2004.

      Net cash provided by operating activities for the nine months ended November 30, 2005 was $485,000 compared to $789,000 for the nine months ended November 30, 2004, which change was primarily due to an increase in accounts receivable. Net cash used by investing activities for the nine months ended November 30, 2005 was $180,000 compared to $90,000 for the nine months ended November 30, 2004 which change was primarily due to an increase in equipment purchases. For the nine months ended November 30, 2005, net cash used by financing activities was $236,000 compared to net cash provided by financing activities of $3,000 for the nine months ended November 30, 2004. Such change was due to the payment of the dividend in the second quarter of fiscal 2006 in which $236,000 in cash was paid to the shareholders. There was not a comparable item for the nine months ended November 30, 2004.

      The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. The Company's contemplated cash requirements for fiscal 2007 and beyond will depend primarily upon level of sales of its products, inventory levels, product development, sales and marketing expenditures and capital expenditures. While Management believes the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, such sales did not increase in volume in the past few complete fiscal years. As a result, we have begun to place a greater emphasis on sales, marketing and technical support in order to grow our dye business and our newer business in security inks and coatings which we expect to contribute meaningful growth to the Company.

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

      Stock-based Compensation - We have adopted disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

      In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, we will adopt SFAS 123R on January 1, 2006.

Other Information

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the nine months ended November 30, 2005, no repurchases of shares were made by the Company. During the fiscal year ended February 28, 2005, a total of 50,000 were repurchased at a cumulative cost of $29,750. During the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405. During the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624 while during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

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

     On January 10, 2006, Murray S. Cohen stepped down as CEO and Greg Amato was elected as Chief Executive Officer of the Company, effective immediately. Mr. Amato, age 49, has been employed by the Company since November 2004 and had been Vice President of Sales and Marketing since January 2005. Dr. Cohen will remain Chairman of the Board and Chief Scientist,

      As mentioned above, the Company did not pay any cash dividends during the fiscal year ended February 28, 2005 but did declare and pay a $0.02 cash dividend in August 2005. During fiscal 2004, the Company paid two cash dividends, the first being $.02 per share in August 2003 and the second being $.02 per shares in February 2004. During the fiscal year ended February 28, 2003, the Company also paid two cash dividends, the first being $.04 per share in July 2002 and the second being $.03 per share in January 2003. Prior thereto, and during the fiscal year ended February 28, 2002, the Company also paid two cash dividends, the first being $.03 per share in June 2001 (which represented the first time that a cash dividend was paid by the Company) and the second being $.04 per share in February 2002. As mentioned above, although there can be no assurance, we currently anticipate declaring another dividend in the early part of the new upcoming fiscal year which will begin March 1, 2006.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 3.   Controls and Procedures.

     The Company's Principal Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item  2.   Unregistered  Sales of Equity Securities  and  Use  of
Proceeds.

      In June 2005, the Company granted options to each of its four directors to acquire up to 50,000 shares of Common Stock at an exercise price of $0.54 (the market price of the Company's Common Stock on the date of grant). Such options, which were granted under the Company's 1998 Stock Option Plan, will not be exercisable prior to the first anniversary of the grant date, but thereafter will become exercisable on a cumulative basis as to 50% of the underlying shares on each of the first and second anniversaries of the grant date.

     All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     None.


Item 5.  Other Information.

          None.


Item 6.  Exhibits.

          31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EPOLIN, INC.
                               (Registrant)



Dated:  January 11, 2006       By:/s/ Murray S. Cohen
                               Murray S. Cohen,
                               Chairman of the Board
                               (Principal Executive Officer)


Dated:  January 11, 2006       By:/s/ James Ivchenko
                               James Ivchenko,
                               President (Principal Financial
                               Officer)









                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                  NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

     We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2005 and 2004 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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








/s/ WEISMANN ASSOCIATES LLC
---------------------------
Weismann Associates LLC
Livingston, NJ 07039


January 3, 2006

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               November 30,
                                                         -----------------------
Current assets:                                            2005          2004
                                                         ----------   ----------
  Cash and cash equivalents                              $1,301,174    1,250,450
  Accounts receivable                                       661,612      387,587
  Inventories                                               727,593      790,666
  Prepaid expenses                                           55,324       44,206
  Prepaid taxes                                               1,190          270
  Deferred tax assets-current portion                         5,891        4,128
                                                         ----------   ----------

      Total current assets                                2,752,784    2,477,307
                                                         ----------   ----------

Plant, property and equipment - at cost:
  Land                                                       81,000       81,000
  Building and improvements                                 662,288      549,201
  Laboratory equipment                                      243,958      193,335
  Office equipment                                          108,847       83,647
  Leasehold improvements                                    449,190      449,190
                                                         ----------   ----------

      Total                                               1,545,283    1,356,373

  Less:  Accumulated depreciation and amortization          781,467      741,122
                                                         ----------   ----------

      Net plant, property and equipment                     763,816      615,251
                                                         ----------   ----------

Other assets:
  Deferred tax assets-non current portion                   172,283      218,451
  Cash value - life insurance policy                        232,492      206,170
                                                         ----------   ----------

      Total other assets                                    404,775      424,621
                                                         ----------   ----------

      Total                                              $3,921,375    3,517,179
                                                         ==========   ==========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          November 30,
                                                                    -----------------------
                                                                       2005         2004
                                                                    ----------   ----------
Current liabilities:
  Accounts payable                                                  $    5,117       20,456
  Accrued expenses                                                     196,655      137,000
  Taxes payable:
    Payroll                                                              1,653        1,719
    Income                                                              43,631       42,390
                                                                    ----------   ----------

    Total current liabilities                                          247,056      201,565
                                                                    ----------   ----------


Other liabilities - Deferred compensation                              306,149      282,070
                                                                    ----------   ----------


       Total liabilities                                               553,205      483,635
                                                                    ----------   ----------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,729,000 and 12,716,500 shares issued, 11,815,355 and
    11,852,855 shares outstanding at 2005 and 2004, respectively     2,340,183    2,337,058
    Paid-in capital                                                      6,486        6,486
    Retained earnings                                                1,343,433      982,182
                                                                    ----------   ----------

      Total                                                          3,690,102    3,325,726
  Less: Treasury stock-at cost                                         321,932      292,182
                                                                    ----------   ----------

    Total stockholders' equity                                       3,368,170    3,033,544
                                                                    ----------   ----------

    Total                                                           $3,921,375    3,517,179
                                                                    ==========   ==========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004


                                                             2005           2004
                                                         ------------   ------------
Sales                                                    $  2,632,077      2,006,984
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               959,948        706,225
  Selling, general and administrative                         898,485        632,922
                                                         ------------   ------------

      Total                                                 1,858,433      1,339,147
                                                         ------------   ------------

Operating income                                              773,644        667,837
                                                         ------------   ------------

Other income:
  Rental income                                                21,000         27,000
  Interest                                                     12,338          5,193
                                                         ------------   ------------

      Total other income                                       33,338         32,193
                                                         ------------   ------------

Income before taxes                                           806,982        700,030

Income taxes                                                  300,862        287,968
                                                         ------------   ------------

Net income                                               $    506,120        412,062
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.04           0.03
                                                         ============   ============

  Fully diluted earnings per common share                $       0.04           0.03
                                                         ============   ============

  Weighted average number of common shares outstanding     11,815,355     11,847,828
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004


                                                             2005           2004
                                                         ------------   ------------
Sales                                                    $    966,206        702,682
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               274,593        263,347
  Selling, general and administrative                         309,921        238,471
                                                         ------------   ------------

      Total                                                   584,514        501,818
                                                         ------------   ------------

Operating income                                              381,692        200,864
                                                         ------------   ------------

Other income:
  Rental income                                                 9,000          9,000
  Interest                                                      3,513          2,127
                                                         ------------   ------------

      Total other income                                       12,513         11,127
                                                         ------------   ------------

Income before taxes                                           394,205        211,991

Income taxes                                                  145,109        102,601
                                                         ------------   ------------

Net income                                               $    249,096        109,390
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.02           0.01
                                                         ============   ============

  Fully diluted earnings per common share                $       0.02           0.01
                                                         ============   ============

  Weighted average number of common shares outstanding     11,815,355     11,847,828
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004


                              Number of                    Additional
                             Outstanding       Common       Paid-in-       Retained       Treasury      Treasury      Stockholders'
                                Shares         Stock        Capital        Earnings        Shares         Costs          Equity
                             ------------   ------------  ------------   ------------   ------------   ------------   ------------
Balance - March 1, 2004        12,704,000   $  2,333,933         6,486        570,120        863,645       (292,182)     2,618,357

Common stock issued for
  stock option                     12,500          3,125                                                                     3,125

Net income                             --             --            --        412,062             --             --        412,062
                             ------------   ------------  ------------   ------------   ------------   ------------   ------------

Balance - November 30, 2004    12,716,500   $  2,337,058         6,486        982,182        863,645       (292,182)     3,033,544
                             ============   ============  ============   ============   ============   ============   ============



Balance - March 1, 2005        12,729,000   $  2,340,183         6,486      1,073,620        913,645       (321,932)     3,098,357

Dividends paid                                                               (236,307)                                    (236,307)

Net income                             --             --            --        506,120             --             --        506,120
                             ------------   ------------  ------------   ------------   ------------   ------------   ------------

Balance - November 30, 2005    12,729,000   $  2,340,183         6,486      1,343,433        913,645       (321,932)     3,368,170
                             ============   ============  ============   ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004


                                                                    2005            2004
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    506,120         412,062
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    34,281          25,041
     Deferred tax expense                                             20,199          10,548
     Obligation under deferred compensation agreement                 18,059          18,059
  (Increase) decrease in:
     Accounts receivable                                            (108,601)        255,994
     Inventories                                                      22,823         (32,899)
     Prepaid expenses                                                 (5,450)         13,179
     Prepaid taxes                                                      (590)         70,380
  Increase (decrease) in:
     Accounts payable                                                  5,117          19,197
     Accrued expenses                                                (46,759)        (41,090)
     Taxes payable                                                    39,692          38,682
                                                                ------------    ------------

        Net cash provided by operating activities                    484,891         789,153
                                                                ------------    ------------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                     (26,322)        (39,398)
  Payments for equipment                                            (153,753)        (50,360)
                                                                ------------    ------------

         Net cash used by investing activities                      (180,075)        (89,758)
                                                                ------------    ------------

Cash used from financing activities:
  Issuance of common stock                                                --           3,125
  Dividends paid                                                    (236,307)             --
                                                                ------------    ------------

      Net cash provided (used) by financing activities              (236,307)          3,125
                                                                ------------    ------------

Increase in cash                                                      68,509         702,520

Cash and cash equivalents:
  Beginning                                                        1,232,666         547,930
                                                                ------------    ------------

  Ending                                                        $  1,301,175       1,250,450
                                                                ============    ============

Supplemental information:
  Income taxes paid                                             $    229,800         226,800
                                                                ============    ============

        The accompanying notes are an integral part of these statements.
                                        7

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


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

Note B - Summary of Significant Accounting Policies:

Basis of Presentation - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2005. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the nine-month interim period ended November 30, 2005 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2006.

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks - The Company and its Subsidiary at various times of the year had cash deposits in financial institutions and a brokerage house in excess of the amount insured by the agencies of the federal government. In evaluating this credit risk, the Company periodically evaluates the stability of the financial institution and brokerage house.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 44.5% of the Company's trade receivables at November 30, 2005.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the nine months ended November 30, 2005 are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                    Epolin
                                     Epolin         Holding      Eliminations    Consolidated
                                  ------------    ------------   ------------    ------------
Current assets                    $  2,531,247         221,537             --       2,752,784
Non-current assets                   1,390,128         635,200       (856,737)      1,168,591
                                  ------------    ------------   ------------    ------------
       Total                      $  3,921,375         856,737       (856,737)      3,921,375
                                  ============    ============   ============    ============

     Total liabilities                 553,205         153,686       (153,686)        553,205
                                  ------------    ------------   ------------    ------------

Stockholders' equity:
  Common stock                       2,340,183              --             --       2,340,183
  Additional paid-in capital             6,486              --             --           6,486
  Retained earnings                  1,343,433         703,051       (703,051)      1,343,433
  Treasury stock                      (321,932)             --             --        (321,932)
                                  ------------    ------------   ------------    ------------

     Total stockholders' equity      3,368,170         703,051       (703,051)      3,368,170
                                  ------------    ------------   ------------    ------------

       Total                      $  3,921,375         856,737       (856,737)      3,921,375
                                  ============    ============   ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                       Epolin
                                         Epolin        Holding      Eliminations    Consolidated
                                      ------------   ------------   ------------    ------------
Sales                                 $  2,632,077             --             --       2,632,077
Other revenue                                   --         94,305        (73,305)         21,000
                                      ------------   ------------   ------------    ------------
    Total                                2,632,077         94,305        (73,305)      2,653,077
                                      ------------   ------------   ------------    ------------

Cost of sales                              959,948             --             --         959,948
Selling, general and administrative        952,921         18,869        (73,305)        898,485
                                      ------------   ------------   ------------    ------------

    Total                                1,912,869         18,869        (73,305)      1,858,433
                                      ------------   ------------   ------------    ------------

Operating income                           719,208         75,436             --         794,644

Other income - interest                     10,982          1,356             --          12,338
                                      ------------   ------------   ------------    ------------

Income before taxes                        730,190         76,792             --         806,982

Income taxes                               293,731          7,131             --         300,862
                                      ------------   ------------   ------------    ------------

Net income                            $    436,459         69,661             --         506,120
                                      ============   ============   ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note B - Summary of Significant Accounting Policies (continued):

Accounts receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts though a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. This allowance is an amount estimated by management to be adequate to absorb possible losses. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

     Depreciation and amortization expense totaled $34,281 and $25,041 for the nine months ended November 30, 2005 and 2004, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note B - Summary of Significant Accounting Policies (continued):

Use of Estimates - The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - The Company recognizes revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments, and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and the Company is reasonably assured of collecting the resulting receivable. The Company's policy is to replace certain products that are in nonconformity with customer specifications; however, replacements are made at the discretion of the Company subject to in house product lab analysis. There are no terms or conditions set forth within the Company's sales contracts that provide for product replacements. Replacement costs are expensed as incurred.

Regulations - The Company expended approximately $17,562 through November 30, 2005, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $17,970 and $18,569 for the nine months ended November 30, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - The Company has adopted disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, the Company will adopt SFAS 123R on January 1, 2006.

     Deferred charges for options granted to non-employees are determined in accordance with FAS No. 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

     The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2005 and 2004 was $.10 and $.11, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Nine Months Ended November 30,                           2005            2004
                                                       --------        --------

  Weighted average expected life in years                   4               5
  Dividends per share                                    0.04            0.03
  Volatility                                             6.0%            6.0%
  Risk-free interest rate                                3.9%            4.1%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                          Nine Months Ended
                                                            November 30,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------

Net earnings as reported                             $    506,120        412,062

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                          28,550         34,050
                                                     ------------   ------------

Proforma net earnings                                $    477,570        378,012
                                                     ============   ============

Basic earnings per share:
  As reported                                        $       0.04           0.03
                                                     ============   ============
  Proforma                                           $       0.04           0.03
                                                     ============   ============

Average common shares outstanding                      11,815,355     11,847,828
                                                     ============   ============

Diluted earnings per share:
  As reported                                        $       0.04           0.03
                                                     ============   ============
  Proforma                                           $       0.04           0.03
                                                     ============   ============

Total diluted common shares outstanding                11,966,537     12,029,919
                                                     ============   ============


Note C - Inventories:
                                                 November 30,
                                           ------------------------
                                              2005          2004
                                           ----------    ----------
   Raw materials and supplies              $   49,477        53,550
   Work in process                            250,031       312,956
   Finished goods                             428,085       424,160
                                           ----------    ----------

       Total                               $  727,593       790,666
                                           ==========    ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note D - Income Taxes:

1.  Federal and State deferred tax assets include:

                                                           2005          2004
                                                        ----------    ----------
Temporary differences:
     Accelerated amortization                           $   46,530        80,226
     Deferred compensation                                 131,644       142,353
                                                        ----------    ----------
               Total                                       178,174       222,579

         Current portion                                     5,891         4,128
                                                        ----------    ----------

Non-current portion                                     $  172,283       218,451
                                                        ==========    ==========


2.  Income tax expense:
                                                           2005          2004
                                                        ----------    ----------
     Current:
         Federal                                        $  221,831       214,900
         State                                              58,832        62,520
                                                        ----------    ----------

              Total current                                280,663       277,420
                                                        ----------    ----------

     Deferred:
         Federal                                            15,971         8,432
         State                                               4,228         2,116
                                                        ----------    ----------

              Total deferred                                20,199        10,548
                                                        ----------    ----------

                  Total                                 $  300,862       287,968
                                                        ==========    ==========


Note E - Treasury Stock:

     Consists of 913,645 shares as of November 30, 2005 at a net cost of $321,932 and 863,645 shares as of November 30, 2004 at a net cost of $292,182.

There were no treasury share purchases made by the Company during the nine months ended November 30, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note F - Economic Dependency:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2005, approximately 41.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 28.2% of sales. During the nine months ended November 30, 2004, approximately 48.8% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 42.9% of sales.


Note G - Rental Income Under Sublease:

     The Company entered into a sublease agreement with a non-related party effective November 1, 2002 through August 31, 2005. Under the terms of the lease, the tenant is to pay a base rent of $36,000 per year.
The Company entered into a new agreement with another non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the new agreement, the tenant is to pay a base rent of $18,000 per year.


Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $38,696 and $30,072 for the nine months ended November 30, 2005 and 2004, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of November 30, 2005.

     The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through November 30, 2005 totaled 600,000. Options cancelled for all years totaled 120,000.

     A summary of the status of the Company's 1998 stock option plan as of November 30, 2005, and the changes during the nine months ended November 30, 2005 is presented below:

                                                              Weighted-Average
Fixed Options:                                     Shares      Exercise Price
--------------                                    --------     --------------
Balance - March 1, 2004                            392,000       $    .29
     Granted                                            --             --
     Cancelled                                     (45,000)           .30
     Exercised                                     (25,000)           .25
                                                  --------

Balance - February 28, 2005                        322,000            .30
     Granted                                       200,000            .54
     Exercised                                          --             --
                                                  --------

Balance - November 30, 2005                        522,000       $    .39
                                                  ========


Exercisable at November 30, 2005                   180,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004



Note H - Employee Benefits (continued):

Stock Option Plan - The following table summarizes information about fixed stock options outstanding at November 30, 2005:

                Outstanding Options                              Exercisable Options
---------------------------------------------------      ---------------------------------
                      Number       Weighted-average        Number
Range of            Outstanding       Remaining          Exercisable       Weighted-average
Exercise Price      at 11/30/05    Contractual Life      at 11/30/05        Exercise Price
--------------      -----------    ----------------      -----------        --------------
    $.25              155,000         0.8 years            155,000              $ .25
     .30               25,000         2.0                   25,000                .30
     .35              142,000         8.2                       --                .30
     .54              200,000         4.6                       --                .54

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                     Nine Months Ended November 30,
                                     ------------------------------
                                          2005           2004
                                      ------------   ------------

               United States          $  1,858,997      1,693,343
               Asia                        455,448        187,374
               Europe                      306,093        124,802
               Other nations                11,539          1,465
                                      ------------   ------------

                   Total              $  2,632,077      2,006,984
                                      ============   ============

Two customers, located in the Eastern United States, accounted for more than 10% of revenues from continuing operations. One customer accounted for 16.9% of sales of which 10.0% was near infrared dyes and 6.9% was security inks. The other customer accounted for 11.3% of sales of near infrared dyes.

Long-lived assets include net property and equipment. The Company had long-lived assets of $763,815 and $615,251 located in the United States at November 30, 2005 and 2004, respectively.


Note J - Accrued Expenses:

Accrued expenses consisted of the following as of November 30, 2005 and 2004, respectively:

                                                2005         2004
                                             ----------   ----------
            Salaries and wages               $   11,807        7,511
            Employment agreement                171,086      120,419
            Professional fees                     5,900        5,000
            Property taxes                        7,862        4,070
                                             ==========   ==========

                Total accrued expenses       $  196,655      137,000
                                             ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


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

                                                Nine Months Ended             Three Months Ended
                                                   November 30,                  November 30,
                                           ---------------------------   ---------------------------
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
     Basic Earnings Per Common Share:

     Net income                            $    506,120        412,062   $    249,096        109,390

     Average common shares
       outstanding                           11,815,355     11,847,828     11,815,355     11,847,828
                                           ============   ============   ============   ============

     Basic earnings per
       common share                        $       0.04           0.03   $       0.02           0.01
                                           ============   ============   ============   ============

     Diluted Earnings Per Common Share:

     Net income                            $    506,120        412,062   $    249,096        109,390
                                           ============   ============   ============   ============

     Average common shares
       outstanding                           11,815,355     11,847,828     11,815,355     11,847,828

     Common shares issuable with respect
     to options issued to employees
     with a dilutive effect                     147,545        182,091        147,545        182,091
                                           ------------   ------------   ------------   ------------

     Total diluted common shares
       outstanding                           11,966,537     12,029,919     11,966,537     12,029,919
                                           ============   ============   ============   ============

     Diluted earnings per
       common share                        $       0.04           0.03   $       0.02           0.01
                                           ============   ============   ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


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

     Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2005 and 2004, respectively.

Future minimum payments for the current option period:

        Fiscal years ending February:
        -----------------------------
                     2006                               $24,435
                     2007                                97,740
                     2008                                97,740
                     2009                                65,160


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

     In connection with this agreement, deferred compensation of $18,060 was charged to selling, general and administrative expenses for the nine months ended November 30, 2005 and 2004, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


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

     Accrued compensation included in selling, general and administrative as of November 30, 2005 and 2004 was $171,085 and $120,419, respectively.

Note M - Research and Development:

     The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $325,744 and $302,307 were included in cost of sales for the nine months ended November 30, 2005 and 2004, respectively. Expenditures in 2006 are projected to remain at approximately the same level as in 2005.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2005 AND 2004


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