Form 10KSB
period 2006-02-28
EPOLIN INC /NJ/
filed 2006-05-24
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended FEBRUARY 28, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-17741

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

Check whether the Issuer is not required to file reports pursuant
to Section 13 or 15(d) of the Exchange Act.       [    ]

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

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).
                                        Yes [     ]    No  [ X  ]

State Issuer's revenues for its most    recent    fiscal    year:
                           $3,700,853.

As of May 1, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (8,259,310 shares) was approximately $7,433,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 1, 2006 was 11,966,355.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held in 2006 are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format:
                Yes [   ]    No [  X  ]

                          EPOLIN, INC.

                        TABLE OF CONTENTS



                             PART I
                                                            Page

Item 1.        Description of Business                        3

Item 2.        Description of Property                        8

Item 3.        Legal Proceedings                              8

Item 4.        Submission of Matters to a Vote of Security
               Holders                                        8

                             PART II

Item 5.        Market for Common Equity, Related
               Stockholder Matters and Small Business
               Issuer Purchases of Equity Securities          8

Item 6.        Management's Discussion and Analysis or
               Plan of Operation                              11

Item 7.        Financial Statements                           16

Item 8.        Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure                       16

Item 8A.       Controls and Procedures                        16

Item 8B.       Other Information                              16


                            PART III

Item 9.        Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of  the Exchange Act                           16

Item 10.       Executive Compensation                         16

Item 11.       Security Ownership of Certain Beneficial
               Owners and Management
               and Related Stockholder Matters                16

Item 12.       Certain Relationships and
               Related Transactions                           16

Item 13.       Exhibits                                       17

Item 14.       Principal Accountant Fees and Services         17

               Signatures                                     18

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

PART I

Item 1.        Description of Business.

Introduction

     Epolin, Inc. ("Epolin" or the "Company"), which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Our principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and our telephone number is (973) 465-9495. The Company's web-site can be accessed at www.epolin.com.

     Our wholly-owned subsidiary, Epolin Holding Corp. ("Epolin
Holding"), was incorporated in the State of New Jersey as a real estate holding company. Epolin Holding became a wholly-owned subsidiary in January 1998.

     Following completion of the Company's public offering in 1989, our revenues were then primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, the Company singled out near infrared dye technology as a most promising product line and since 1991 has emphasized the development, manufacture and sale of these dyes.

     Paralleling the growth of the dye business, we maintain a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. However, unlike the dye business, we do not expect our specialty chemical business to grow.

     Unless the context otherwise requires, all references herein to the "Company" refer to Epolin, Inc. and its consolidated subsidiary, Epolin Holding Corp.

Infrared Dyes

     Based upon our years of experience in the specialty dye business, we believe that the Company possesses the largest offering of near infrared (NIR) dyes in the world. Our EpolightT NIR dyes absorb in the near infrared region of the electromagnetic light spectrum which is 700nm to 1600nm. However, we are unaware of any statistical evidence available to support or contradict the belief that Epolin is the largest NIR dye producer.

     EpolightT dyes are sold as pure crystalline dyes or formulated dye mixtures. The Company can also incorporate its dyes into customized liquid inks or thermoplastics pellets which it sells. Applications for our products cover several markets which are discussed in the following subsections:

     Eye Protection

     We provide dye products to the safety industry that absorb or block harmful radiation generated by industrial welding. International specifications dictate that welding eyewear must absorb specific amounts of light radiation, including the NIR light, to protect workers from serious and long term eye damage. We also develop and market dye products to the laser eye protection industry. The original applications for laser protective eyewear were for the military. Recent growth of lasers as tools in the medical industry has also been a positive driver to our eye protection business. A special area of interest to us is the potential use of our technology in sunglasses. Consumers are increasingly aware of the risk of macular degeneration due to long term exposure to the sun's harmful NIR light waves.

     We offer our eye protection absorbers in the physical form of EpolightT dye powders and also LuminateT dye pellets.

     Security Ink

     We have a growing business in the sale of EpolightT NIR dyes and EpolightT NIR screen inks to the security industry. Our NIR products have limited visibility to the human eye but can be easily "seen" or read by near infrared diodes or sensors. This feature makes our ink products viable tools to thwart counterfeiting and fraud in the areas of bank cards, currency, secure documents and consumer goods.

     Light Management

     The other market areas for our technology rely on our ability to engineer filters that provide absorption or transmission of specific light wavelengths in the ultra violet, visible light and near infrared portions of the electromagnetic spectrum. The ability to "manage light" draws customers with filter applications as diverse as thermal shields for windows, optoelectronics, automatic on-off light sensors and infrared "night vision" used by the military.

Specialty Chemical Products

     Although we are heavily engaged in the manufacture and sale of dyes, we maintain a level of production and sales of specialty products made on a custom basis. This custom business, which does not represent greater than 10% of reported profits or losses of the Company, involves the preparation and sale of a variety of specialty chemical products on behalf of companies that sell into the adhesives, plastics, aerospace, pharmaceutical and flavors and fragrance industries.

     Our products primarily serve as intermediates, additives or process aids for complex chemical formulations. Raw materials utilized in connection with the preparation of specialty chemical products are either available from chemical suppliers or made by us in our own facilities.

Effect of Compliance with Government Regulation

     Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. Although we believe that our manufacturing processes do not result in the emission of volatile organic vapors into the atmosphere, and that we are not in violation of any State or Federal environmental regulations, the Company is required to comply with such regulations with respect to manufacture, storage and/or disposal of toxic materials. To our knowledge, we are in compliance with present regulations. However, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect our business. In addition, we are subject to the State of New Jersey Industrial Site Recovery Act (ISRA), which, among other requirements, requires us to obtain prior approval before relocating our facilities or consummating a transaction that would result in a change in control of the Company. Our facilities are subject to inspection to ascertain whether the Company has complied with State environmental regulations. While we believe the Company has complied with such regulations, there can be no assurance that we will not be required to incur expenses to remedy any future environmental violations discovered. The Company registers all new and proprietary products with the Toxic Substances Control Agency (TSCA) which is required in order for us to offer for sale any new chemical product. No assurances can be given that such registrations will be approved for any new product.

     During the years ended February 28, 2006 and February 28, 2005, we expended approximately $21,000 and $18,000, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, we do not expect that any sum we may have to pay in connection with environmental matters would have a materially adverse effect on the Company's financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

     We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products. Although the Company limits itself to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2006, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Research and Development

    We believe that we have developed substantial research and development capability. Our efforts are devoted to
(i) developing new products to satisfy defined market needs,
(ii) providing quality technical services to assure the continued success of our products for our customers' applications,
(iii) providing technology for improvements to our products, processes and applications, and (iv) providing support to our manufacturing plant for cost reduction, productivity and quality improvement programs.

     In addition, we have made a commitment of resources to research and development for new dyes and for improvement of our capability to provide technical services to our dye customers. New applications are pursued by a Director of Research under the direction of Murray S. Cohen, Ph.D., our Chairman of the Board. Several programs for near infrared dyes are in various stages of commercialization, as generally described above. The Company's website is a constant source of new development ideas, as the scientific community is aware of our expertise in the field of NIR dyes.

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

     During the years ended February 28, 2006 and February 28, 2005, the amounts spent on research and development activities were approximately $447,000 and $408,000, respectively. All research and development costs are borne by the Company.

Competition

     Although we generally experience, in management's opinion, limited competition in all areas of our business, other dye companies exist which sell infrared dyes. In most cases, however, management believes that such other dye companies do not offer the broad range of dyes as offered by us nor can such other companies provide the level of technical service as provided by us. We believe that our extensive assortment of dyes, product performance, quality, technical and customer support, and price are all important factors in our competitiveness. In the future, other companies may change their policy and widen their offerings and expand their technical service. This will present the Company with a challenge to its pricing structure and competitive position.

Technological Obsolescence

     The chemical and plastics industry is characterized by rapid technological changes. Although the near infrared dyes that form the major portion of our product line have been used in protective eyewear since 1976, the field has proven to be an active one for other applications and we must anticipate competition to develop. To remain competitive, the Company has committed itself to make capital investments to maintain its position as a key dye supplier in this field. For example, there can be no assurance that our dye technology will not be rendered less competitive, or obsolete, by the development by others of new methods to achieve laser safety and other forms of eye protection. Furthermore, to remain competitive, we may be required to make large, ongoing capital investments to develop and produce dyes at competitive prices. There is no assurance that can be given that the funds for such investments will be available to us.

Patents and Proprietary Protection

     We do not rely upon patents for protection of our dye business. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to the Company's proprietary technologies.

Sales

     A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2006, approximately 43.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. During the year ended February 28, 2005, approximately 50.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 44.0% of sales.

Employees

     We presently employ ten persons on a full time basis. Our employees are not represented by labor unions. We believe that relations with our employees are good.

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

     DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In fiscal 2006, approximately 43.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. The loss of any of these customers could have a material adverse effect on the Company.

     TECHNOLOGICAL CHANGES. The chemical and plastics industry is characterized by rapid technological changes, so our success depends heavily on our ability to develop and introduce new
products.   In this regard, we must make ongoing capital
investments to develop and produce dyes at competitive prices. There is no assurance that can be given that the funds for such investments will continue to be available to us.

     COMPETITION. Although we generally experiences, in management's opinion, limited competition in all areas of our business, other dye companies exist which sell infrared dyes. In most cases, however, management believes that such other dye companies do not offer the broad range of dyes as offered by us nor can such other companies provide the level of technical service as provided by us. We believe that our extensive assortment of dyes, product performance, quality, technical and customer support, and price are all important factors in our competitiveness. In the future, other companies may change their policy and widen their offerings and expand their technical service. This will present us with a challenge to our pricing structure and competitive position.

     ENVIRONMENTAL REGULATION. Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. While we believe the Company has complied with such regulations, there can be no assurance that we will not be required to incur expenses to remedy any future environmental violations discovered. In addition, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect our business.

     PATENTS AND PROPRIETARY PROTECTION.  We do not rely upon
patents for protection of our dye business.   There can be no
assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies.

     SOURCES AND AVAILABILITY OF RAW MATERIALS.   We purchase
chemicals from several large chemical manufacturers and then further process them into its saleable products. Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. Nevertheless, there can be no assurance that raw materials will continue to be easily obtainable. Any difficulty in obtaining raw materials would have a material adverse effect on our business.

     WE ARE DEPENDENT ON KEY PERSONNEL INCLUDING OUR EXECUTIVE OFFICERS. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel. The market for such persons remains competitive and the relative small size of the Company may make it more difficult for us to recruit and retain qualified persons. In addition, and since we are a small company, a loss of one or more of our current officers could severely and negatively impact our operations.

     DIVIDENDS.   During fiscal 2005, the Company did not pay any
cash dividends. During fiscal 2006, the Company paid one cash dividend of $0.02 per share in August 2005. Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. As a result, any such future dividends will depend on earnings, other financial requirements and other factors, many of which may be beyond the control of the Company.

     OUR STOCK PRICE MAY EXPERIENCE VOLATILITY. The market price of the Common Stock, which currently is listed in the OTC Bulletin Board, has, in the past, fluctuated over time and may in
the future be volatile.   We believe that there are a small
number of market makers that make a market in our Common Stock. The actions of any of these market makers could substantially impact the volatility of our Common Stock.

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of our securities.

     OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of our Common Stock.

     LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES. Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in our Common Stock at optimum prices.

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


Item 2.  Description of Property.

     We presently occupy approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. The property is currently owned by Epolin Holding Corp. ("Epolin Holding"), our wholly-owned subsidiary. We presently occupy the property pursuant to a lease, effective November 1, 1996, which was for an initial term of five years with three five years options with annual rent of $97,740 subject to annual adjustments based on increases in the Consumer Price Index. The first five year option has been exercised which has extended the lease to October 31, 2006. Such rent includes real estate taxes and insurance expenses. Management believes that the current facility is adequate for the foreseeable future.

     Effective November 1, 2002 and through August 2005, we subleased approximately 2,500 square feet of our space to a non-related party to operate an optics and security inks laboratory at an annual rent of $36,000. Commencing as of September 2005, new arrangements have been agreed upon for such space with a different non-related party to operate a laboratory at an annual rental of $18,000. Such sublease shall terminate on October 31, 2007.


Item 3.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.  Submission of Matters to a Vote of Security
         Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



PART II

Item 5.  Market for Common Equity, Related Stockholder
         Matters and Small Business Issuer Purchases of Equity Securities.

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

Period                                   Bid Prices

Fiscal year ended February 28, 2006:    High      Low

March 1, 2005 to May 31, 2005           $.59      $.45
June 1, 2005 to Aug. 31, 2005           $.65      $.50
Sept. 1, 2005 to Nov. 30, 2005          $.65      $.55
Dec. 1, 2005 to Feb. 28, 2006           $.76      $.56

Fiscal year ended February 28, 2005:    High      Low

March 1, 2004 to May 31, 2004           $.65      $.45
June 1, 2004 to Aug. 31, 2004           $.60      $.48
Sept. 1, 2004 to Nov. 30, 2004          $.60      $.47
Dec. 1, 2004 to Feb. 28, 2005           $.60      $.50


Holders

     As of May 1, 2006, there were approximately 280 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

Dividends

     During fiscal 2005, the Company did not pay any cash dividends. During fiscal 2006, the Company paid one cash dividend of $0.02 per share in August 2005. Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006.

Recent Sales of Unregistered Securities

     In fiscal 2004, the Company issued 137,500 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $29,375, and in fiscal 2005, the Company issued 25,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $6,250. In fiscal 2006, the Company issued 100,000 shares of Common Stock pursuant to an employment agreement and issued 30,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $8,300.

     In addition, in fiscal 2004, the Company granted an aggregate of 162,000 stock options exercisable at $.35 per share (the "2004 Stock Options"); in fiscal 2005, the Company granted an aggregate of 100,000 stock options exercisable at $.51 per share; and, in fiscal 2006, the Company granted an aggregate of 200,000 stock options exercisable at $.54 per share. In addition, in fiscal 2006, the Company cancelled the 2004 Stock Options and issued an equal number of replacement stock options to holders of the 2004 Stock Options exercisable at $.41 per share. All of such stock options expire five or ten years after the date granted and are subject to various vesting periods.

     All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information

      Information regarding equity compensations plans, as of February 28, 2006, is set forth in the table below:

                                               Number of
              Number of                        securities
              securities      Weighted-        remaining
              to be issued    average          available for
              upon            Exercise price   future issuance
Plan category exercise of     of               under
              outstanding     Outstanding      equity
              options,        options,         compensation plans
              warrants and    Warrants and     (excluding
              rights (a)      rights (b)       securities
                                               reflected
                                               in column (a)) (c)
Equity
compensation
plans         -0-             -0-              -0-
approved by
security
holders
Equity
compensation
plans not     557,000         $0.44            413,000
approved
by security
holders

Total
              557,000         $0.44            413,000

     The foregoing equity compensation plan information relates to the stock options granted under the 1998 Stock Option Plan, as well as 100,000 stock option granted outside of the plan to Greg
Amato.

Small Business Issuer Purchases of Equity Securities

     Information regarding repurchases made by the Company of shares of its Common Stock during the fourth quarter of the fiscal year ended February 28, 2006, is set forth below:


                                       Total         Maximum
                                       Number of     Number
                                       Shares        of Shares
             Total        Average      Purchased     That May
Period       Number of    Price        as Part of    Yet be
             Shares       Paid per     Publicly      Purchased
             Purchased    Share        Announced     Under the
                                       Plans         Plans or
                                       or            Programs(1)
                                       Programs(1)
Dec. 1,
2005 to
Dec. 31,     -0-           -0-           -0-         203,000
2005

Jan. 1,
2006 to
Jan. 31,     -0-           -0-           -0-         203,000
2006

Feb. 1,
2006 to
Feb. 28,     5,000        $0.72        5,000         198,000
2006

Total        5,000        $0.72        5,000         198,000

_________________________

(1) In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and
     other corporate considerations.   The repurchase program may
     be suspended without further notice. During the fiscal year ended February 28, 2006, a total of 5,000 shares were repurchased at a cumulative cost of $3,600; during the fiscal year ended February 28, 2005, a total of 50,000 shares were repurchased at a cumulative cost of $29,750; during the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405; during the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624; and, during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

     Epolin, Inc. (the "Company") is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of infrared dyes, laser absorbing dyes and infrared dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. We also manufacture specialty chemicals for certain chemical manufacturers.

     We have succeeded in growing over the last decade based on the development, application and manufacture of near infrared dyes. Although we do not rely upon patents for protection of our dye business, no competitors, to our knowledge, actively market the large variety and volume of infrared dyes as sold by us. Furthermore, we have embarked on an aggressive campaign to make our dyes easier to use. In this regard, we offer technical service support for extrusion and injection molding of our dyes with a variety of resin substrates. Our dyes can now be uniquely formulated to each customer's specifications and manufactured in our own facility. In addition, we hold a broad range of dyes in inventory for immediate sale.

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we anticipate that our products will be increasingly used by manufacturers located abroad. During the year ended February 28, 2006, approximately 43.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. During the year ended February 28, 2005, approximately 50.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 44.0% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following table sets forth operations data expressed as a percentage of sales.

                                            Years Ended

                                     February 28,      February 28,
                                     2006              2005

Sales                                   100%           100%
Cost of sales                           38.9           40.1

Gross Profit                            61.1           59.9
Selling, general and administrative     37.3           31.7

Operating Income                        23.8           28.2

Income before taxes                     25.4           29.7

Net income (after taxes)                16.1           17.5

Sales

     Sales increased from $2,880,000 for the year ended February 28, 2005 to $3,701,000 for the year ended February 28, 2006, an increase of $821,000 or 28.5%. During fiscal 2006, sales generally increased in all of the Company's products with the exception of specialty chemicals for which sales decreased in fiscal 2006 compared to the prior fiscal year. Especially encouraging, however, was the fact that we experienced strong increases in sales in our newer product areas, such as our newer security inks and coatings products. Sales overseas also improved, especially in Japan, Korea and Taiwan and sales also increased in Europe. During fiscal 2006, sales increased $261,000 in Asia, from $307,000 in fiscal 2005 to $568,000 in fiscal 2006. In Europe, sales increased $172,000 from $149,000 in fiscal 2005 to $321,000 in fiscal 2006. We also increased our sales in North America from $2,423,000 in fiscal 2005 to $2,700,000 in fiscal 2006, an increase of $377,000. The sales level of $3,701,000 which we achieved in fiscal 2006 was an all-time high for the Company and was a year in which we experienced our greatest growth since the period from 1991 to 2002.

     While we believe the Company has remained strong in the sale of dyes in its traditional markets of welding and eye protection, sales did remain relatively stagnant from fiscal 2002 through fiscal 2005. In order to increase the level of sales of our traditional dyes products, we have begun to place greater emphasis on technical service as mentioned above which has resulted in sales to customers who have not used our products before as well as new uses of such dye products by regular customers. We have also increased our sales in dyes for the newer security inks products which is an area we expect to achieve strong growth.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $2,263,000 or 61.1% of sales for the year ended February 28, 2006 compared to $1,725,000 or 59.9% of sales for the year ended February 28, 2005. In terms of absolute dollars, gross profit increased $538,000 although gross profit percentage only increased 1.2% due primarily to increased material and overhead costs resulting in lower margins and an increase in certain variable costs.

     Cost of sales was $1,438,000 for the year ended February 28, 2006 which represented 38.9% of sales compared to $1,155,000 for the year ended February 28, 2005 which represented 40.1% of sales. Total cost of materials increased $226,000 in fiscal 2006 compared to the prior year primarily due to increases in material and overhead costs and outside processing costs resulting from the increase in product orders achieved in fiscal 2006. Total factory overhead also increased $61,000 in fiscal 2006 compared to prior year primarily due to increases in research and development salaries, research and development outside services and increases in maintenance and repairs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $1,381,000 or 37.3% of sales for the year ended February 28, 2006 from $914,000 or 31.7% of sales for the year ended February 28, 2005, an increase of $466,000. Such increase, in absolute dollars and as a percentage of sales, in selling, general and administrative expenses for fiscal 2006 compared to the prior fiscal year was primarily due to increases in officers' salaries and employee benefits, together with increases in commission expenses (resulting from an increase in sales which are subject to commissions), and increases in professional fees. We have recently restructured a certain commission relationship which we have historically maintained which should reduce our commission expenses in the future.

Operating Income

     Operating income, in terms of absolute dollars, increased to $882,000 in fiscal 2006 from $811,000 in fiscal 2005, an increase of $71,000. Nevertheless, as a percentage of sales, operating income decreased to 23.8% of sales in fiscal 2006 from 28.2% of sales in fiscal 2005. This decrease is primarily due to the fact that while we achieved a growth in sales of $821,000 in fiscal 2006 compared to the prior year we also had an increase in our total cost of sales and expenses of $749,000.

Other Income

     Total other income for the year ended February 28, 2006 was $56,000 as compared to $44,000 for the year ended February 28, 2005. During fiscal 2006, we realized rental income of $26,000 as compared to $36,000 for the year ended February 28, 2005. Effective November 1, 2002 and through August 2005, we subleased approximately 2,500 square feet of our office space to a non-related party to operate an optics and security inks laboratory at an annual rental of $36,000. Commencing as of September 2005, new arrangements have been agreed upon for such space with a different non-related party to operate a laboratory at an annual rental of $18,000. Our interest income increased, however, to $30,000 for the year ended February 28, 2006 from $8,000 for the year ended February 28, 2005.

Net Income

     During fiscal 2006, we reported income before taxes of $938,000 as compared to income before taxes of $855,000 for fiscal 2005. Income taxes were $344,000 for fiscal 2006 compared to $351,000 for the year ended February 28, 2005. The change in income taxes was primarily due to a higher deferred income tax expense in fiscal 2005 compared to fiscal 2006. Net income after taxes was $594,000 or $0.05 per share for the year ended February 28, 2006 as compared to net income after taxes of $504,000 or $0.04 per share for the year ended February 28, 2005.

     Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expenses and other expenses. Although we achieved an increase of $821,000 in sales for fiscal 2006 compared to fiscal 2005, we also did incur, in dollars, greater cost of sales and selling, general and administrative expenses for fiscal 2006 compared to the prior year. Certain of these expenses are due to costs and expenses related to a greater emphasis being placed on marketing, sales and technical service. This meant hiring new staff, consultants, continuing efforts to upgrade our facility and developing a new web site. We are encouraged, however, by the growth in our overall sales in fiscal 2006 which was the largest rate of growth we have achieved since our prior growth period from 1992 to 2002.

Operations Outlook

     We are currently going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000)
or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced prior to 2002 and beginning in 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. Our first task was to draw up a business plan. We believe this highlighted our one major weakness and that was in sales and marketing. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. This was possible because we finally had a team assembled who made scheduled contacts with customers and fed back to us customer's needs as well as changes in the customers requirements. We began to realize that the customer had alternatives which did not necessarily include the use of our dyes. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive (which was accomplished with the hiring of Greg Amato) along with back up technical service help (which has also been accomplished). In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. With the increase that we achieved in sales in fiscal 2006 of $3,701,000 which was $821,000 greater than the prior year, we believe we are on the road to successfully accomplishing our long term goals.

     In this regard, we recognize that our traditional markets - serving welding and eye protection plastics manufacturers - have gone through certain changes over the last few years. Certain customers have consolidated and/or moved manufacturing operations to low-cost countries, usually in the Far East. In some of these countries, eye protection may not be as highly valued by the citizenry. We expect that this market will remain important as a continuing source of revenue. We also now offer fully formulated dye-resin packages to customers for fabrication of finished parts by injection molding. This has allowed us to maintain a strong
position in this market.   Greater emphasis has recently been
placed on sales, marketing and technical support in order to grow our business. The new products that are now the firm underpinnings for future growth are based upon security inks, new visible and infrared dyes and the forward integration of our dyes into formulated pellets. For the year ended February 28, 2006, sales in these new product areas increased $831,000 from the prior year. Sales in these new product areas represented 37.0% of all Company sales for the year ended February 28, 2006 compared to the year ended February 28, 2005 for which sales in these new product areas represented approximately 18.6% of all Company sales. While sales have increased in these new product areas, we have also been able to substantially maintain our sales levels in our traditional markets.

     Another factor that was considered in the business plan was management succession. Murray S. Cohen, the Company's Chairman of the Board and our long-time Chief Executive Officer, previously announced his intention to step down as Chief Executive Officer, while continuing to remain as Chairman of the Board and Chief Scientist for the Company. As of January 10, 2006, Dr. Cohen did step down as CEO, and Greg Amato, who has been our

Vice President of Sales and Marketing, was appointed to fill this position. Mr. Amato has been employed by the Company since November 2004 and had been Vice President of Sales and Marketing since January 2005.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On February 28, 2006, we had working capital of $2,603,000, a debt to equity ratio of 0.18 to 1, and stockholders' equity of $3,461,000 compared to working capital of $2,340,000, a debt to equity ratio of 0.17 to 1, and stockholders' equity of $3,098,000 on February 28, 2005. On February 28, 2006, we had $1,515,000 in cash and cash equivalents, total assets of $4,094,000 and total liabilities of $633,000, compared to $1,233,000 in cash and cash equivalents, total assets of $3,635,000 and total liabilities of $537,000 on February 28, 2005.

     Net cash provided by operating activities for the year ended February 28, 2006 was $705,000 compared to $836,000 for the year ended February 28, 2005, which change was primarily due to an increase in accounts receivable and a decrease in inventories. Net cash used by investing activities for the year ended February 28, 2006 was $191,000 compared to $128,000 for the year ended February 28, 2005 which change was primarily due to an increase in equipment purchases. For the year ended February 28, 2006, net cash used by financing activities was $232,000 compared to net cash used by financing activities of $24,000 for the year ended February 28, 2005. Such change was due to the payment of the dividend in the second quarter of fiscal 2006 in which $236,000 in cash was paid to the shareholders. There was not a comparable item for the year ended February 28, 2005.

     We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for fiscal 2007 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures. While we believe the Company has remained strong in the sale of dyes in our traditional markets of welding and eye protection, such sales did not increase in volume in the past few complete fiscal years. As a result, we have begun to place a greater emphasis on sales, marketing and technical support in order to grow our dye business and our newer business in security inks and coatings which we expect to contribute meaningful growth to the Company.

     Inflation has not significantly impacted our operations.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On
April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, we will adopt SFAS 123R on March 1, 2006.
Other Information

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. During the fiscal year ended February 28, 2006, a total of 5,000 shares were repurchased at a cumulative cost of $3,600;
during the fiscal year ended February
28, 2005, a total of 50,000 shares were repurchased at a cumulative cost of $29,750; during the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405; during the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624; and, during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

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

     On January 10, 2006, Murray S. Cohen stepped down as CEO and Greg Amato was elected as Chief Executive Officer of the Company, effective immediately. Mr. Amato, age 49, has been employed by the Company since November 2004 and had been Vice President of Sales and Marketing since January 2005. Dr. Cohen will remain Chairman of the Board and Chief Scientist.

     As mentioned above, we did not pay any cash dividends during the fiscal year ended February 28, 2005 but did declare and pay a $0.02 cash dividend in August 2005. Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006.

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

PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons;
          Compliance with Section 16(a) of the Exchange Act.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2006.


Item 10.  Executive Compensation.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2006.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2006.


Item 12.  Certain Relationships and Related Transactions.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2006.

Item 13.  Exhibits.

     3.1   Epolin Inc.'s certificate of incorporation as amended(1)
     3.2   Epolin Inc.'s by-laws(1)
     4.1   Specimen certificate for common stock(1)
     31.1  Certification of Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)


      (1)        Filed  with the Company's Form S-18 Registration
Statement SEC File 33-25405-NY.


Item 14.       Principal Accountant Fees and Services.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)



                              By:  /s/ Murray S. Cohen
                                   Murray S. Cohen,
                                   Chairman of the Board


                              Dated:    May 22, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                          Date



/s/ Greg Amato            Chief Executive Officer     5/22/2006
Greg Amato                (Principal Executive Officer)



/s/ Murray S. Cohen       Chairman of the Board,      5/22/2006
Murray S. Cohen           Secretary and Director



/s/ James Ivchenko        President and Director      5/22/2006
James Ivchenko            (Principal Financial Officer)



/s/ Morris Dunkel         Director                    5/22/2006
Morris Dunkel



/s/ James R. Torpey, Jr.  Director                    5/22/2006
James R. Torpey, Jr.



/s/ Herve A. Meillat      Director                    5/23/2006
Herve A. Meillat

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2006 AND 2005

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

                          INDEPENDENT AUDITOR'S REPORT
             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey



     We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 28, 2006 and 2005 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the period ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.





/s/ WEISMANN ASSOCIATES LLC
---------------------------
Weismann Associates LLC
Livingston, NJ 07039



April 19, 2006

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             February 28,
                                                     ---------------------------
Current assets:                                          2006           2005
                                                     ------------   ------------
  Cash and cash equivalents                          $  1,515,379      1,232,666
  Accounts receivable                                     695,651        553,011
  Inventories                                             647,873        750,416
  Prepaid expenses                                         63,072         49,874
  Prepaid taxes                                             1,599            600
  Deferred tax assets-current portion                       6,166          2,322
                                                     ------------   ------------

    Total current assets                                2,929,740      2,588,889
                                                     ------------   ------------

Plant, property and equipment - at cost:
  Land                                                     81,000         81,000
  Building and improvements                               685,219        584,475
  Laboratory equipment                                    243,958        196,135
  Office equipment                                        113,986         83,647
  Leasehold improvements                                  449,190        449,190
                                                     ------------   ------------

    Total                                               1,573,353      1,394,447

  Less:  Accumulated depreciation and amortization        794,147        750,104
                                                     ------------   ------------

    Net plant, property and equipment                     779,206        644,343
                                                     ------------   ------------

Other assets:
  Deferred tax assets-non current portion                 170,156        196,051
  Cash value - life insurance policy                      214,911        206,170
                                                     ------------   ------------

    Total other assets                                    385,067        402,221
                                                     ------------   ------------

    Total                                            $  4,094,013      3,635,453
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           February 28,
                                                                    -------------------------
                                                                        2006         2005
                                                                    ------------ ------------
Current liabilities:
  Accounts payable                                                  $     11,811           --
  Accrued expenses                                                       307,055      243,414
  Taxes payable:
    Payroll                                                                1,653        2,322
    Income                                                                 5,854        3,270
                                                                    ------------ ------------

    Total current liabilities                                            326,373      249,006
                                                                    ------------ ------------


Other liabilities - Deferred compensation                                306,492      288,090
                                                                    ------------ ------------


    Total liabilities                                                    632,865      537,096
                                                                    ------------ ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
    Common stock, no par value; 20,000,000 shares authorized;
    12,859,000 and 12,729,000 shares issued, 11,940,355 and
    11,815,355 shares outstanding at 2006 and 2005, respectively       2,348,483    2,340,183
    Paid-in capital                                                        6,486        6,486
    Retained earnings                                                  1,431,711    1,073,620
                                                                    ------------ ------------

        Total                                                          3,786,680    3,420,289
    Less: Treasury stock-at cost                                         325,532      321,932
                                                                    ------------ ------------

      Total stockholders' equity                                       3,461,148    3,098,357
                                                                    ------------ ------------

      Total                                                         $  4,094,013    3,635,453
                                                                    ============ ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED FEBRUARY 28, 2006 AND 2005


                                                             2006           2005
                                                         ------------   ------------
Sales                                                    $  3,700,853      2,880,100
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                             1,437,784      1,155,055
  Selling, general and administrative                       1,380,590        914,130
                                                         ------------   ------------

    Total                                                   2,818,374      2,069,185
                                                         ------------   ------------

Operating income                                              882,479        810,915
                                                         ------------   ------------

Other income:
  Rental income                                                25,500         36,000
  Interest                                                     30,246          7,709
                                                         ------------   ------------

    Total other income                                         55,746         43,709
                                                         ------------   ------------

Income before taxes                                           938,225        854,624

Income taxes                                                  343,827        351,124
                                                         ------------   ------------

Net income                                               $    594,398        503,500
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.05           0.04
                                                         ============   ============

  Fully diluted earnings per common share                $       0.05           0.04
                                                         ============   ============

  Weighted average number of common shares outstanding     11,919,688     11,835,910
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED FEBRUARY 28, 2006 AND 2005


                                Number of                    Additional
                               Outstanding      Common        Paid-in-      Retained       Treasury      Treasury      Stockholders'
                                 Shares         Stock         Capital       Earnings        Shares         Costs          Equity
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance - March 1, 2004         12,704,000   $  2,333,933          6,486       570,120        863,645       (292,182)     2,618,357

Common stock issued for
 stock option                       25,000          6,250             --            --             --             --          6,250

Treasury stock purchased                --             --             --            --         50,000        (29,750)       (29,750)

Net income                              --             --             --       503,500             --             --        503,500
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------

Balance - February 28, 2005     12,729,000   $  2,340,183          6,486     1,073,620        913,645       (321,932)     3,098,357
                              ============   ============   ============  ============   ============   ============   ============



Balance - March 1, 2005         12,729,000   $  2,340,183          6,486     1,073,620        913,645       (321,932)     3,098,357

Dividends paid                          --             --             --      (236,307)            --             --       (236,307)

Common stock issued for
 stock option                      130,000          8,300             --            --             --             --          8,300

Treasury stock purchased                --             --             --            --          5,000         (3,600)        (3,600)

Net income                              --             --             --       594,398             --             --        594,398
                              ------------   ------------   ------------  ------------   ------------   ------------   ------------

Balance - February 28, 2006     12,859,000   $  2,348,483          6,486     1,431,711        918,645       (325,532)     3,461,148
                              ============   ============   ============  ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 2006 AND 2005


                                                                                 2006            2005
                                                                             ------------    ------------
Cash flows from operating activities:
  Net income                                                                 $    594,398         503,500
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  46,960          34,023
    Deferred tax expense                                                           22,051          34,754
    Obligation under deferred compensation agreement                               18,402          24,079
 (Increase) decrease in:
    Accounts receivable                                                          (142,640)         90,570
    Inventories                                                                   102,543           7,351
    Prepaid expenses                                                              (13,198)          7,511
    Prepaid taxes                                                                    (999)         70,050
  Increase (decrease) in:
    Accounts payable                                                               11,811          (1,259)
    Accrued expenses                                                               63,641          65,324
    Taxes payable                                                                   1,915             165
                                                                             ------------    ------------

      Net cash provided by operating activities                                   704,884         836,068
                                                                             ------------    ------------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                                   (8,741)        (39,398)
  Payments for equipment                                                         (181,823)        (88,434)
                                                                             ------------    ------------

      Net cash used by investing activities                                      (190,564)       (127,832)
                                                                             ------------    ------------

Cash used from financing activities:
  Issuance of common stock                                                          8,300           6,250
  Treasury stock purchased                                                         (3,600)        (29,750)
  Dividends paid                                                                 (236,307)             --
                                                                             ------------    ------------

      Net cash used by financing activities                                      (231,607)        (23,500)
                                                                             ------------    ------------

Increase in cash                                                                  282,713         684,736

Cash and cash equivalents:
  Beginning                                                                     1,232,666         547,930
                                                                             ------------    ------------

  Ending                                                                     $  1,515,379       1,232,666
                                                                             ============    ============

Supplemental information:
  Income taxes paid                                                          $    315,400         302,400
                                                                             ============    ============

         The accompanying notes are an integral part of these statements

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


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

Note B - Summary of Significant Accounting Policies:

Basis of Presentation - The Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant inter-company accounts and transactions have been eliminated.

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

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 44.5% of the Company's trade receivables at February 28, 2006.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Intercompany transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements for the year ended February 28, 2006 are:

                                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                 Epolin            Epolin
                                                   Inc.         Holding, Corp.    Eliminations      Consolidated
                                              --------------    --------------   --------------    --------------
 Current assets                               $    2,707,943           221,797               --         2,929,740
 Non-current assets                                1,386,070           652,412         (874,209)        1,164,273
                                              --------------    --------------   --------------    --------------
        Total                                 $    4,094,013           874,209         (874,209)        4,094,013
                                              ==============    ==============   ==============    ==============

     Total liabilities                               632,865           148,020         (148,020)          632,865
                                              --------------    --------------   --------------    --------------

 Stockholders' equity:
   Common stock                                    2,348,483                --               --         2,348,483
   Additional paid-in capital                          6,486                --               --             6,486
   Retained earnings                               1,431,711           726,189         (726,189)        1,431,711
   Treasury stock                                   (325,532)               --               --          (325,532)
                                              --------------    --------------   --------------    --------------

     Total stockholders' equity                    3,461,148           726,189         (726,189)        3,461,148
                                              --------------    --------------   --------------    --------------

        Total                                 $    4,094,013           874,209         (874,209)        4,094,013
                                              ==============    ==============   ==============    ==============


                                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                 Epolin            Epolin
                                                   Inc.         Holding, Corp.    Eliminations      Consolidated
                                              --------------    --------------   --------------    --------------
 Sales                                        $    3,700,853                --               --         3,700,853
 Other revenue                                            --           123,240          (97,740)           25,500
                                              --------------    --------------   --------------    --------------
     Total                                         3,700,853           123,240          (97,740)        3,726,353
                                              --------------    --------------   --------------    --------------

 Cost of sales                                     1,437,784                --               --         1,437,784
 Selling, general and administrative               1,453,742            24,588          (97,740)        1,380,590
                                              --------------    --------------   --------------    --------------

     Total                                         2,891,526            24,588          (97,740)        2,818,374
                                              --------------    --------------   --------------    --------------

 Operating income                                    809,327            98,652               --           907,979

 Other income - interest                              26,678             3,568               --            30,246
                                              --------------    --------------   --------------    --------------

 Income before taxes                                 836,005           102,220               --           938,225

 Income taxes                                        334,406             9,421               --           343,827
                                              --------------    --------------   --------------    --------------

 Net income                                   $      501,599            92,799               --           594,398
                                              ==============    ==============   ==============    ==============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


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

     Depreciation and amortization expense totaled $46,960 and $34,023 for the years ended February 28, 2006 and 2005, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


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

Regulations - The Company expended approximately $21,073 through February 28, 2006, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $19,304 and $19,861 for the years ended February 28, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


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

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, the Company will adopt SFAS 123R on March 1, 2006.

     Deferred charges for options granted to non-employees are determined in accordance with FAS No. 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

     The weighted average Black-Scholes value of options granted under the stock plans during the years ended February 28, 2006 and 2005 was $.08 and $.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Years Ended February 28,                                   2006          2005
                                                          ------        ------

   Weighted average expected life in years                     4             5
   Dividends per share                                      0.02          0.04
   Volatility                                               6.0%          6.0%
   Risk-free interest rate                                  4.0%          3.9%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                       Years Ended February 28,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------

Net earnings as reported                             $    594,398        503,500

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                          25,800         32,300
                                                     ------------   ------------

Proforma net earnings                                $    568,598        471,200
                                                     ============   ============

Basic earnings per share:
  As reported                                        $       0.05           0.04
                                                     ============   ============
  Proforma                                           $       0.05           0.04
                                                     ============   ============

Average common shares outstanding                      11,919,688     11,835,910
                                                     ============   ============

Diluted earnings per share:
  As reported                                        $       0.05           0.04
                                                     ============   ============
  Proforma                                           $       0.05           0.04
                                                     ============   ============

Total diluted common shares outstanding                12,074,197     11,983,455
                                                     ============   ============


Note C - Inventories:
                                                     February 28,
                                             ---------------------------
                                                 2006           2005
                                             ------------   ------------
        Raw materials and supplies           $     38,600         48,194
        Work in process                           197,228        245,704
        Finished goods                            412,045        456,518
                                             ------------   ------------

        Total                                $    647,873        750,416
                                             ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005



Note D - Income Taxes:

1. Federal and State deferred tax assets include:

                                                       2006           2005
                                                   ------------   ------------
         Temporary differences:
              Accelerated amortization             $     44,530         74,112
              Deferred compensation                     131,792        124,261
                                                   ------------   ------------
                      Total                             176,322        198,373

         Current portion                                  6,166          2,322
                                                   ------------   ------------

         Non-current portion                       $    170,156        196,051
                                                   ============   ============


2. Income tax expense:
                                                       2006           2005
                                                   ------------   ------------
         Current:
              Federal                              $    255,744        252,840
              State                                      66,032         63,530
                                                   ------------   ------------

                  Total current                         321,776        316,370
                                                   ------------   ------------

         Deferred:
              Federal                                    17,436         27,480
              State                                       4,615          7,274
                                                   ------------   ------------

                  Total deferred                         22,051         34,754
                                                   ------------   ------------

                      Total                        $    343,827        351,124
                                                   ============   ============

3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                         2006            2005
                                                     ------------    ------------
         Computed at the statutory rate              $    299,257         290,572
         State income taxes (net)                          66,032          63,530
         (Increase) Decrease in deferred tax asset         22,051          34,754
         General business credits                         (29,206)        (26,750)
         Non-deductible items                             (14,307)        (10,982)
                                                     ------------    ------------

                  Effective tax                      $    343,827         351,124
                                                     ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note E - Treasury Stock:

     Consists of 918,645 shares as of February 28, 2006 at a net cost of $325,532 and 913,645 shares as of February 28, 2005 at a net cost of $321,932, respectively.

     The Company purchased 5,000 shares during the year ended February 28, 2006 and 50,000 shares during the year ended February 28, 2005, respectively.


Note F - Economic Dependency:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2006, approximately 43.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. During the year ended February 28, 2005, approximately 50.4% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 44.0% of sales.


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


Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $49,940 and $40,119 for the years ended February 28, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note H - Employee Benefits (continued):


Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of February 28, 2006.

     The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through February 28, 2006 totaled 630,000. Options cancelled for all years totaled 155,000, these options are available for future grants.

     A summary of the status of the Company's 1998 stock option plan as of February 28, 2006, and the changes during the years ended February 28, 2006 is presented below:

                                                              Weighted-Average
Fixed Options:                             Shares              Exercise Price
--------------                            --------             --------------
Balance - March 1, 2004                    392,000                 $ .29
     Granted                                    --                    --
     Cancelled                             (45,000)                  .30
     Exercised                             (25,000)                  .25
                                          --------

Balance - February 28, 2005                322,000                   .30
     Granted                               200,000                   .54
     Cancelled                             (35,000)                  .25
     Exercised                             (30,000)                  .28
                                          --------

Balance - February 28, 2006                457,000                 $ .42
                                          ========


Exercisable at February 28, 2006           196,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note H - Employee Benefits (continued):

Stock Option Plan - The following table summarizes information about fixed stock options outstanding at February 28, 2006:

                 Outstanding Options                                 Exercisable Options
------------------------------------------------------         -------------------------------
                      Number          Weighted-average         Number
   Range of         Outstanding          Remaining             Exercisable    Weighted-average
Exercise Price      at 2/28/06        Contractual Life         at 2/28/06      Exercise Price
--------------      -----------       ----------------         -----------     ---------------
     $.25             105,000             0.5 years               105,000           $ .25
      .30              25,000             1.8                      25,000             .30
      .41             127,000             8.0                      66,000             .41
      .54             200,000             4.3                          --             .54

There are 413,000 options attributable to future grants.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                        Years Ended February 28,
                                      ---------------------------
                                          2006           2005
                                      ------------   ------------
               United States          $  2,798,627      2,422,079
               Asia                        567,848        307,244
               Europe                      321,143        148,942
               Other nations                13,235          1,835
                                      ------------   ------------

               Total                  $  3,700,853      2,880,100
                                      ============   ============

     One customer, located in the Eastern United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 20.5% of sales of which 12.5% was near infrared dyes and 8.0% was security inks.

     Long-lived assets include net property and equipment. The Company had long-lived assets of $779,206 and $644,343 located in the United States at February 28, 2006 and 2005, respectively.


Note J - Accrued Expenses:

Accrued expenses consisted of the following as of February 28, 2006 and 2005, respectively:

                                                2006           2005
                                            ------------   ------------
         Salaries and wages                       40,434         21,690
         Employment agreement                    195,000        172,806
         Professional fees                        26,900         15,000
         Consulting fees                          11,840             --
         Commissions                              20,419             --
         Improvements                                 --         29,847
         Property taxes                           12,462          4,071
                                            ------------   ------------

         Total accrued expenses             $    307,055        243,414
                                            ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


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

                                                          Years Ended
                                                          February 28,
                                                  ---------------------------
                                                      2006           2005
                                                  ------------   ------------

   Basic Earnings Per Common Share:

   Net income                                     $    594,398        503,500

   Average common shares
   outstanding                                      11,919,688     11,835,910
                                                  ============   ============

   Basic earnings per
   common share                                   $       0.05           0.04
                                                  ============   ============

   Diluted Earnings Per Common Share:

   Net income                                     $    594,398        503,500
                                                  ============   ============

   Average common shares
   outstanding                                      11,919,688     11,835,910

   Common shares issuable with respect
   to options issued to employees
   with a dilutive effect                              154,509        147,545
                                                  ------------   ------------

   Total diluted common shares
   outstanding                                      12,074,197     11,983,455
                                                  ============   ============

   Diluted earnings per
   common share                                   $       0.05           0.04
                                                  ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


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

     Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 28, 2006 and 2005, respectively.

Future minimum payments for the current option period:

       Fiscal years ending February:
       -----------------------------
                     2007                             97,740
                     2008                             97,740
                     2009                             65,160


Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with an officer whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years.

     In connection with this agreement, deferred compensation of $26,212 and $24,080 was charged to selling, general and administrative expenses for the years ended February 28, 2006 and 2005, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note L - Commitments and Contingencies (continued):

Employment Agreements - Effective March 1, 1999, the Company entered into ten-year employment agreements with officers/directors:

     Murray S. Cohen, PhD, Chairman of the Board - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 2.00% on gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2001, increasing by 0.25% a year during the term of the agreement.

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

     Accrued compensation included in selling, general and administrative as of February 28, 2006 and 2005 was $195,000 and $172,806, respectively.

Bonus Agreement - Effective for the year ending February 28, 2006, the company shall pay Gregory Amato, CEO, bonus compensation in an amount equal to ten percent of the increase, if any, in the Company's current year consolidated net income as compared to the consolidated net income for the fiscal year ending February 28, 2005. The term net income shall mean consolidated net income after taxes but before any extraordinary items. For subsequent fiscal years, the employee shall be eligible for cash bonuses in such amounts as determined by the Board of Directors.

     Accrued bonus compensation included in selling, general and administrative expenses as of February 28, 2006 was $10,100.


Note M - Dividends:

     In June 2003, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend was paid on August 3, 2005 to shareholders of record July 27, 2005.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2006 AND 2005


Note N - Research and Development:

     The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $446,916 and $407,705 were included in cost of sales for the years ended February 28, 2006 and 2005, respectively. Expenditures in 2007 are projected to remain at approximately the same level as in 2006.

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