Form 10QSB
period 2006-05-31
EPOLIN INC /NJ/
filed 2006-07-17
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to

                Commission file number 000-17741

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

Common, no par value per share: 11,966,355 outstanding as of July
1, 2006

                PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

     See the Consolidated Financial Statements annexed to this report.


Item 2.   Management's Discussion and Analysis or Plan of
Operation.

     The following discussion should be read in conjunction with the Financial Statements included in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Form 10-KSB for the year ended February 28, 2006. The Company does not intend to update these forward-looking statements.

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we anticipate that our products will be increasingly used by manufacturers located abroad. During the three months ended May 31, 2006, approximately 40.6% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. During the three months ended May 31, 2005, approximately 44.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 39.0% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following table sets forth operations data expressed as a percentage of sales.

                                         Three Months Ended

                                        May 31,        May 31,
                                        2006           2005

Sales                                   100%           100%
Cost of sales                           40.1           43.4

Gross Profit                            59.9           56.6
Selling, general and administrative     27.1           31.1

Operating Income                        32.8           25.5

Income before taxes                     33.7           26.4

Net income (after taxes)                20.6           17.1


Sales

     Sales increased to $1,094,000 for the three months ended May 31, 2006 from $806,000 for the three months ended May 31, 2005, an increase of $288,000 or 35.7%. During fiscal 2006 and continuing through the first quarter of fiscal 2007, we experienced strong increases in sales in our newer product areas, such as our newer security inks and coatings products. While sales overseas remained relatively stagnant for the quarter ended May 31, 2006 compared to the quarter ended May 31, 2005, sales in the United States for the three months ended May 31, 2006 increased $337,000 compared to the prior year period.

     Beginning in fiscal 2006, we began to place greater emphasis on technical service as mentioned above which has resulted in sales to customers who have not used our products before as well as new uses of such dye products by regular customers. We have also increased our sales in dyes for the newer security inks products which is an area we expect to achieve strong growth.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $655,000 or 59.9% of sales for the three months ended May 31, 2006 compared to $457,000 or 56.6% of sales for the three months ended May 31, 2005. In terms of absolute dollars, gross profit increased $198,000. As a percentage of sales, gross profit increased 3.3% due primarily to a decrease in factory overhead of 4.3% and a slight increase in material costs of 1.0%.

     Cost of sales was $439,000 for the three months ended May 31, 2006 which represented 40.1% of sales compared to $350,000 for the three months ended May 31, 2005 which represented 43.4% of sales. The total cost of materials increased $49,000 in the quarter ended May 31, 2006 compared to the prior year period. Total factory overhead also increased $41,000 in the quarter ended May 31, 2006 compared to the prior year period primarily due to increases in research and development salaries, and increases in applied factory overhead.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $296,000, or 27.1% of sales, for the three months ended May 31, 2006 from $251,000, or 31.1% of sales, for the three months ended May 31, 2005, an increase of $45,000. As a percentage of sales, however, selling, general and administrative expenses decreased 4.0% for the three months ended May 31, 2006 compared to the
three months ended May 31, 2005.    Such increase in absolute
dollars in selling, general and administrative expenses for the quarter ended May 31, 2006 compared to the prior year period was primarily due to increases in officer salaries and employee benefits, together with increases in consulting fees, offset by decreases in commission expenses. We recently restructured a certain commission relationship which we have historically maintained which has reduced our commission expenses.

Operating Income

     Operating income, in terms of absolute dollars, increased to $359,000 for the three months ended May 31, 2006 from $206,000 for the prior year period, an increase of $153,000. As a percentage of sales, operating income increased to 32.8% of sales for the three months ended May 31, 2006 from 25.5% of sales for the three months ended May 31, 2005. This change was primarily due to increased sales for the period, together with decreases achieved, in terms of a percentage of sales, in cost of sales, and selling, general and administrative expenses as described above.

Other Income

     Total other income for the three months ended May 31, 2006, was $10,000 as compared to $7,000 for the three months ended May 31, 2005. The Company realized $4,500 in rental income for the three months ended May 31, 2006 compared to rental income of $3,000 for the three months ended May 31, 2005. Effective November 1, 2002 and through August 2005, we subleased approximately 2,500 square feet of our office space to a non-related party to operate an optics and security inks laboratory at an annual rental of $36,000. Commencing as of September 2005, new arrangements have been agreed upon for such space with a different non-related party to operate a laboratory at an annual rental of $18,000. During the quarter ended May 31, 2005, the previous tenant was behind in its rental payments which late payments were made subsequent to May 31, 2005. Our interest income increased to $6,000 for the three months ended May 31, 2006 from $4,000 for the three months ended May 31, 2005.

Net Income

     During the three months ended May 31, 2006, we reported income before taxes of $369,000 as compared to income before taxes of $213,000 for the three months ended May 31, 2005.
Income taxes were $143,000 for the three months ended May 31, 2006, compared to $75,000 for the three months ended May 31, 2005. The increase in income taxes was generally attributed to changes from period to period in sales and expenses. Net income after taxes was $226,000 or $0.02 per share for the three months ended May 31, 2006 as compared to net income after taxes of $138,000 or $0.01 per share for the three months ended May 31, 2005. The increase in net income after taxes for the quarter ended May 31, 2006 compared to the prior year period was primarily due to increases in sales, together with decreases achieved, in terms of a percentage of sales, in cost of sales and selling, general and administrative expenses.

     Net income in the future will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expenses and other expenses. Although we achieved an increase of $821,000 in sales for fiscal 2006 compared to fiscal 2005, and an increase of $288,000 in sales for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, we have also incurred, in dollars, greater cost of sales and selling, general and administrative expenses in these periods. Certain of these expenses are due to costs and expenses related to a greater emphasis being placed on marketing, sales and technical service. This meant hiring new staff, consultants, continuing efforts to upgrade our facility and developing a new web site. We are encouraged, however, by the growth in our overall sales in fiscal 2006 (which was the largest annual rate of growth we have achieved since our prior growth period from 1992 to 2002) which growth has continued into fiscal 2007.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced prior to 2002 and beginning in 1991. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. With the increase that we achieved in sales in fiscal 2006 of $3,701,000 which was $821,000 greater than the prior year, and the increase in sales in the first three months of fiscal 2007 which was $288,000 greater than the prior year, we are confident that we will be able to successfully accomplish our long term goals.

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

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2006, we had working capital $2,595,000, a debt to equity ratio of 0.22 to 1, and stockholders' equity of $3,490,000 compared to working capital of $2,412,000, a debt to equity ratio of 0.14 to 1, and stockholders' equity of $3,237,000 on May 31, 2005. On May 31, 2006, we had $1,733,000 in cash and cash equivalents, total assets of $4,262,000 and total liabilities of $771,000, compared to $1,370,000 in cash and cash equivalents, total assets of $3,696,000 and total liabilities of $459,000 on May 31, 2005.

     Net cash provided by operating activities for the three months ended May 31, 2006 was $475,000 compared to $224,000 for the three months ended May 31, 2005 which change was primarily due to an increase in net income together with decreases in accounts receivable and prepaid expenses and increases in accounts payable, taxes payable and accrued expenses offset by an
increase in inventories.   Net cash used by investing activities
for the three months ended May 31, 2006 was $23,000 compared to $86,000 for the three months ended May 31, 2005 which change was primarily due to a decrease in equipment purchases. For the three months ended May 31, 2006, net cash used by financing activities was $236,000 compared to $0 for the three months ended May 31, 2005. Such change was primarily due to the payment of the dividend in the quarter ended May 31, 2006 for which there was not a comparable item in the quarter ended May 31, 2005.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On
April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, we adopted SFAS 123R on March 1, 2006.

Other Information

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


Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds.

     During the three months ended May 31, 2006, the Company issued 31,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $8,710. All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

     Information regarding repurchases made by the Company of shares of its Common Stock during the quarter ended May 31, 2006, is set forth below:








                                       Total         Maximum
                                       Number of     Number
                                       Shares        of Shares
             Total        Average      Purchased     That May
Period       Number of    Price        as Part of    Yet be
             Shares       Paid per     Publicly      Purchased
             Purchased    Share        Announced     Under the
                                       Plans         Plans or
                                       or            Programs(1)
                                       Programs(1)
March 1,
2006 to
March 31,
2006         5,000        $0.91        5,000          193,500


April 1,
2006 to
April 30,
2006             0            0            0              0



May 1, 2006
to
May 31,
2006             0            0            0              0


Total        5,000        $0.91        5,000          193,500

_________________________

(1) In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. During the three months ended May 31, 2006, a total of 5,000 shares were repurchased at a cumulative cost of $4,550. Since August 2001, a total of 306,500 shares have been repurchased under the program at a cumulative cost of $174,766.


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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: July 14, 2006         By:   /s/ Murray S. Cohen
                                   Murray S. Cohen,
                                   Chairman of the Board



Dated: July 14, 2006         By:   /s/ James Ivchenko
                                   James Ivchenko,
                                   President
                                   (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    THREE MONTHS ENDED MAY 31, 2006 AND 2005

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2006 and 2005 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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



/s/ WEISMANN ASSOCIATES LLC
------------------------------------
Weismann Associates LLC
Livingston, NJ 07039

June 19, 2006

                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                               May 31,
                                                     ---------------------------
Current assets:                                          2006           2005
                                                     ------------   ------------
 Cash and cash equivalents                           $  1,732,820      1,370,083
 Accounts receivable                                      631,102        449,787
 Inventories                                              681,280        716,238
 Prepaid expenses                                          40,884         35,042
 Deferred tax assets-current portion                        6,016          5,891
                                                     ------------   ------------

    Total current assets                                3,092,102      2,577,041
                                                     ------------   ------------

Plant, property and equipment - at cost:
 Land                                                      81,000         81,000
 Building and improvements                                704,578        642,838
 Laboratory equipment                                     243,958        194,135
 Office equipment                                         117,491        102,837
 Leasehold improvements                                   449,190        449,190
                                                     ------------   ------------

    Total                                               1,596,217      1,470,000

 Less:  Accumulated depreciation and amortization         807,816        756,179
                                                     ------------   ------------

    Net plant, property and equipment                     788,401        713,821
                                                     ------------   ------------
Other assets:
 Deferred tax assets-non current portion                  166,132        191,076
 Cash value - life insurance policy                       214,911        214,050
                                                     ------------   ------------

    Total other assets                                    381,043        405,126
                                                     ------------   ------------

    Total                                            $  4,261,546      3,695,988
                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               May 31,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
Current liabilities:
  Accounts payable                                                   $     35,719         15,307
  Accrued expenses                                                        322,285         73,910
  Taxes payable:
    Payroll                                                                 1,653          2,322
    Income                                                                137,303         73,831
                                                                     ------------   ------------

    Total current liabilities                                             496,960        165,370
                                                                     ------------   ------------

Other liabilities - Deferred compensation                                 274,492        294,109
                                                                     ------------   ------------

      Total liabilities                                                   771,452        459,479
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,890,000 and 12,729,000 shares issued, 11,966,355 and
    11,815,355 shares outstanding at 2006 and 2005, respectively        2,357,193      2,340,183
    Paid-in capital                                                        44,700          6,486
    Retained earnings                                                   1,418,283      1,211,772
                                                                     ------------   ------------

      Total                                                             3,820,176      3,558,441
    Less: Treasury stock-at cost                                          330,082        321,932
                                                                     ------------   ------------

      Total stockholders' equity                                        3,490,094      3,236,509
                                                                     ------------   ------------

      Total                                                          $  4,261,546      3,695,988
                                                                     ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MAY 31, 2006 AND 2005

                                                               2006           2005
                                                           ------------   ------------
Sales                                                      $  1,094,070        806,299
                                                           ------------   ------------

Cost of sales and expenses:
  Cost of sales                                                 438,918        349,551
  Selling, general and administrative                           296,116        251,057
                                                           ------------   ------------

    Total                                                       735,034        600,608
                                                           ------------   ------------

Operating income                                                359,036        205,691
                                                           ------------   ------------
Other income:
  Rental income                                                   4,500          3,000
  Interest                                                        5,542          4,069
                                                           ------------   ------------

    Total other income                                           10,042          7,069
                                                           ------------   ------------

Income before taxes                                             369,078        212,760

Income taxes                                                    143,179         74,608
                                                           ------------   ------------

Net income                                                 $    225,899        138,152
                                                           ============   ============
Per share data:
  Basic earnings per common share                          $       0.02           0.01
                                                           ============   ============

  Fully diluted earnings per common share                  $       0.02           0.01
                                                           ============   ============

  Weighted average number of common shares outstanding       11,959,942     11,815,355
                                                           ============   ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 2006 AND 2005

                            Number of               Additional
                           Outstanding    Common      Paid-in-     Retained      Treasury      Treasury   Stockholders'
                             Shares       Stock       Capital      Earnings       Shares        Costs        Equity
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2005    12,729,000   $2,340,183        6,486    1,073,620       913,645     (321,932)    3,098,357

Net income                         --           --           --      138,152            --           --       138,152
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - May 31, 2005     12,729,000   $2,340,183        6,486    1,211,772       913,645     (321,932)    3,236,509
                           ==========   ==========   ==========   ==========    ==========   ==========    ==========


Balance - March 1, 2006    12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                     --           --           --     (239,327)           --           --      (239,327)

Common stock issued for
 stock option                  31,000        8,710       38,214           --            --           --        46,924

Treasury stock purchased           --           --           --           --         5,000       (4,550)       (4,550)

Net income                         --           --           --      225,899            --           --       225,899
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - May 31, 2006     12,890,000   $2,357,193       44,700    1,418,283       923,645     (330,082)    3,490,094
                           ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2006 AND 2005

                                                                    2006           2005
                                                                ------------   ------------
Cash flows from operating activities:
  Net income                                                    $    225,899        138,152
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    13,669          8,992
     Deferred tax expense                                              4,174          1,406
     Stock based compensation                                         38,214             --
     Obligation under deferred compensation agreement                (32,000)         6,019
  (Increase) decrease in:
     Accounts receivable                                              64,549        103,224
     Inventories                                                     (33,407)        34,178
     Prepaid expenses                                                 22,188         14,832
     Prepaid taxes                                                     1,599            600
  Increase (decrease) in:
     Accounts payable                                                 23,908         15,307
     Accrued expenses                                                 15,230       (169,504)
     Taxes payable                                                   131,449         70,561
                                                                ------------   ------------

        Net cash provided by operating activities                    475,472        223,767
                                                                ------------   ------------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                          --         (7,880)
  Payments for equipment                                             (22,864)       (78,470)
                                                                ------------   ------------

        Net cash used by investing activities                        (22,864)       (86,350)
                                                                ------------   ------------

Cash used from financing activities:
  Issuance of common stock                                             8,710             --
  Treasury stock purchased                                            (4,550)            --
  Dividends paid                                                    (239,327)            --
                                                                ------------   ------------

        Net cash used by financing activities                       (235,167)            --
                                                                ------------   ------------

Increase in cash                                                     217,441        137,417
  Cash and cash equivalents:

  Beginning                                                        1,515,379      1,232,666
                                                                ------------   ------------

  Ending                                                        $  1,732,820      1,370,083
                                                                ============   ============
Supplemental information:
  Income taxes paid                                             $      5,955          2,427
                                                                ============   ============

        The accompanying notes are an integral part of these statements.

                          EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

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

Note B - Summary of Significant Accounting Policies:

Basis of Presentation - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended May 31, 2006 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2007.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 45.7% of the Company's trade receivables at May 31, 2006.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of May 31, 2006 and for the three month period then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                              Epolin
                                               Epolin         Holding,
                                                 Inc.          Corp.      Eliminations   Consolidated
                                            ------------   ------------   ------------   ------------
Current assets                              $  2,865,845        226,257             --      3,092,102
Non-current assets                             1,395,068        665,520       (891,144)     1,169,444
                                            ------------   ------------   ------------   ------------
     Total                                  $  4,260,913        891,777       (891,144)     4,261,546
                                            ============   ============   ============   ============

     Total liabilities                           770,819        142,987       (142,354)       771,452
                                            ------------   ------------   ------------   ------------

Stockholders' equity:
  Common stock                                 2,357,193             --             --      2,357,193
  Additional paid-in capital                      44,700             --             --         44,700
  Retained earnings                            1,418,283        748,790       (748,790)     1,418,283
  Treasury stock                                (330,082)            --             --       (330,082)
                                            ------------   ------------   ------------   ------------

   Total stockholders' equity                  3,490,094        748,790       (748,790)     3,490,094
                                            ------------   ------------   ------------   ------------

     Total                                  $  4,260,913        891,777       (891,144)     4,261,546
                                            ============   ============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                              Epolin
                                               Epolin         Holding,
                                                 Inc.          Corp.      Eliminations   Consolidated
                                            ------------   ------------   ------------   ------------
Sales                                       $  1,094,070             --             --      1,094,070
Other revenue                                         --         28,935        (24,435)         4,500
                                            ------------   ------------   ------------   ------------
     Total                                     1,094,070         28,935        (24,435)     1,098,570
                                            ------------   ------------   ------------   ------------

Cost of sales                                    438,918             --             --        438,918
Selling, general and administrative              314,301          6,250        (24,435)       296,116
                                            ------------   ------------   ------------   ------------

     Total                                       753,219          6,250        (24,435)       735,034
                                            ------------   ------------   ------------   ------------

Operating income                                 340,851         22,685             --        363,536

Other income - interest                            3,392          2,150             --          5,542
                                            ------------   ------------   ------------   ------------

Income before taxes                              344,243         24,835             --        369,078

Income taxes                                     140,945          2,234             --        143,179
                                            ------------   ------------   ------------   ------------

Net income                                  $    203,298         22,601             --        225,899
                                            ============   ============   ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

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

         Depreciation and amortization expense totaled $13,669 and $8,992 for the three months ended May 31, 2006 and 2005, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

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

Regulations - The Company expended approximately $3,826 through May 31, 2006 and $7,228 through May 31, 2005, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $4,476 and $5,718 for the three months ended May 31, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the quarter ended May 31, 2006, the Company recognized stock-based compensation expenses of $5,214 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

         Prior to the adoption of FAS 123R and for the year ended February 28, 2006, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

         Deferred charges for options granted to non-employees are determined in accordance with FAS No. 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

         The weighted average Black-Scholes value of options granted under the stock plans during the three months ended May 31, 2006 and 2005 was $.18 and $.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Three Months Ended May 31,                               2006         2005
                                                      ----------   ----------
         Weighted average expected life in years               3            5
         Dividends per share                                0.02         0.04
         Volatility                                          6.0%         6.0%
         Risk-free interest rate                             4.5%         3.9%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note B - Summary of Significant Accounting Policies (continued)

         Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                             Three Months Ended
                                                                May 31, 2005
                                                                ------------
Net earnings as reported                                        $    138,152

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                                     32,300
                                                                ------------

Proforma net earnings                                           $    105,852
                                                                ============

Basic earnings per share:
  As reported                                                           0.01
                                                                ============
  Proforma                                                              0.01
                                                                ============

Average common shares outstanding                                 11,815,355
                                                                ============

Diluted earnings per share:
  As reported                                                           0.01
                                                                ============
  Proforma                                                              0.01
                                                                ============

Total diluted common shares outstanding                           11,962,900
                                                                ============


Note C - Inventories:

                                                           May 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
Raw materials and supplies                       $     62,756         66,032
Work in process                                       191,472        240,354
Finished goods                                        427,052        409,852
                                                 ------------   ------------

   Total                                         $    681,280        716,238
                                                 ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note D - Income Taxes:

1.  Federal and State deferred tax assets include:

                                                     2006           2005
                                                 ------------   ------------
    Temporary differences:
           Accelerated amortization              $     50,546         70,908
           Deferred compensation                      119,360        126,059
           Stock based compensation                     2,242             --
                                                 ------------   ------------
                  Total                               172,148        196,967

    Current portion                                     6,016          5,891
                                                 ------------   ------------

    Non-current portion                          $    166,132        191,076
                                                 ============   ============

2.  Income tax expense:

                                                     2006           2005
                                                 ------------   ------------
    Current:
           Federal                               $    110,241         58,500
           State                                       28,764         14,702
                                                 ------------   ------------

                  Total current                       139,005         73,202
                                                 ------------   ------------
    Deferred:
           Federal                                      3,300          1,112
           State                                          874            294
                                                 ------------   ------------

                  Total deferred                        4,174          1,406
                                                 ------------   ------------

                         Total                   $    143,179         74,608
                                                 ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note E - Treasury Stock:

         Consists of 923,645 shares as of May 31, 2006 at a net cost of $330,082 and 913,645 shares as of May 31, 2005 at a net cost of $321,932, respectively.

         The Company purchased 5,000 shares during the three months ended May 31, 2006.

Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2006, approximately 40.6% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. During the three months ended May 31, 2005, approximately 44.1% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 39.0% of sales.

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

Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $12,683 and $13,714 for the three months ended May 31, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of May 31, 2006.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through May 31, 2006 totaled 661,000. Options cancelled for all years totaled 160,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of May 31, 2006, and the changes during the three months ended May 31, 2006 is presented below:

                                                               Weighted-Average
Fixed Options:                                      Shares      Exercise Price
-------------                                    ------------   -------------
Balance - March 1, 2005                               322,000        $.30
        Granted                                       200,000         .54
        Cancelled                                     (35,000)        .25
        Exercised                                     (30,000)        .28
                                                 ------------

Balance - February 28, 2006                           457,000         .42
        Granted                                            --          --
        Cancelled                                      (5,000)        .25
        Exercised                                     (31,000)        .28
                                                 ------------

Balance - May 31, 2006                                421,000        $.42
                                                 ============


Exercisable at May 31, 2006                           160,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note H - Employee Benefits (continued):

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

         2. Stock-based Employee Compensation - A grant of 100,000 shares of restricted common stock one year from the date of the agreement, provided the employee is then employed by the Company. In connection with this agreement, compensation in the amount of $33,000 was charged to selling, general and administrative expenses for the three months ended May 31, 2006.

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at May 31, 2006:


             Outstanding Options                                Exercisable Options
----------------------------------------------------      -------------------------------
                      Number        Weighted-average         Number
   Range of        Outstanding         Remaining           Exercisable   Weighted-average
Exercise Price     at 2/28/06       Contractual Life       at 2/28/06     Exercise Price
--------------    ------------      ----------------      ------------   ----------------
    $.25                80,000        0.3 years                 80,000        $ .25
     .30                25,000        1.5                       25,000          .30
     .41               116,000        7.7                       55,000          .41
     .52               100,000        3.4                           --          .52
     .54               200,000        4.1                           --          .54

There are 418,000 options attributable to future grants.

Note I - Segment Reporting:

         The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                                  Three Months Ended May 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
         United States                           $    816,459        479,116
         Asia                                         215,835        235,195
         Europe                                        56,618         80,670
         Other nations                                  5,158         11,318
                                                 ------------   ------------

            Total                                $  1,094,070        806,299
                                                 ============   ============

         One customer, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 20.3% of sales of which 12.7% was near infrared dyes and 7.6% was security inks.

         Long-lived assets include net property and equipment. The Company had long-lived assets of $788,401 and $713,821 located in the United States at May 31, 2006 and 2005, respectively.

Note J - Accrued Expenses:

Accrued expenses consisted of the following as of May 31, 2006 and 2005, respectively:

                                                     2006           2005
                                                 ------------   ------------
         Salaries and wages                            23,462          8,358
         Employment agreement                         271,585         52,410
         Professional fees                             19,100          5,000
         Property taxes                                 8,138          8,142
                                                 ------------   ------------

            Total accrued expenses               $    322,285         73,910
                                                 ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

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

                                                  Three Months Ended May 31,
                                                 ---------------------------
                                                     2006           2005
                                                 ------------   ------------
Basic Earnings Per Common Share:

Net income                                       $    225,899        138,152

Average common shares
 outstanding                                       11,959,942     11,815,355
                                                 ============   ============

Basic earnings per
 common share                                    $       0.02           0.01
                                                 ============   ============

Diluted Earnings Per Common Share:

Net income                                       $    225,899        138,152
                                                 ============   ============
Average common shares
 outstanding                                       11,959,942     11,815,355

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                 93,618        147,545
                                                 ------------   ------------

Total diluted common shares
 outstanding                                       12,053,560     11,962,900
                                                 ============   ============

Diluted earnings per
 common share                                    $       0.02           0.01
                                                 ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note L - Commitments and Contingencies:

         Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Lease Obligations - The Company leases its real estate under an operating lease with a related party. The lease effective November 1, 1996 was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the subsidiary. Rent includes reimbursed insurance costs. Generally, management expects that the lease will be renewed in the normal course of business.

         Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2006 and 2005, respectively.

Future minimum payments for the current option period:

           Fiscal years ending February:
           -----------------------------
                       2007                                     $73,305
                       2008                                      97,740
                       2009                                      65,160


Deferred Compensation - On December 29, 1995, the Company entered into a deferred compensation agreement with James Ivchenko, President, whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years.

         In connection with this agreement, deferred compensation in the amount of $6,020 was charged to selling, general and administrative expenses for the three months ended May 31, 2005.

         On January 1, 1996, the Company entered into a deferred compensation agreement with Dr. Murray S. Cohen, PhD, Chairman of the Board, wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998, and will be paid upon retirement in either equal consecutive monthly payments for a period not exceeding sixty (60) months or a single payment equal to the then present value of the account, said selection to be at the discretion of the Company.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note L - Commitments and Contingencies (continued):

Employment Agreements - Effective March 1, 1999, the Company entered into ten-year employment agreements with officers/directors:

         Murray S. Cohen, PhD, Chairman of the Board - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 2.00% on gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2000, increasing by 0.25% a year during the term of the agreement. In the event of death or disability during the fiscal year, Dr. Cohen or his estate will receive 100% of his annual salary plus additional compensation as described above, and 50% of his annual salary plus additional compensation each subsequent year for the remainder of the ten-year term.

         James Ivchenko, President - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. He is to receive 1.5% on gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2000, increasing by 0.25% a year during the term of the agreement. In the event of death or disability during the fiscal year, Mr. Ivchenko or his estate will receive 100% of his annual salary plus additional compensation as described above, and 50% of his annual salary plus additional compensation each subsequent year for the remainder of the ten-year term.

         Accrued compensation included in selling, general and administrative as of May 31, 2006 and 2005 was $76,585 and $52,410, respectively.

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

Note M - Dividends:

         In April 2006, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 1, 2006 to shareholders of record on April 20, 2006.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2006 AND 2005

Note N - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $127,237 and $116,675 were included in cost of sales for the three months ended May 31, 2006 and 2005, respectively. Expenditures for fiscal year 2007 are projected to remain at approximately the same level as in fiscal 2006.

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