Form 10QSB
period 2006-08-31
EPOLIN INC /NJ/
filed 2006-10-16
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2006

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

                 Yes    [      ] No   [  X   ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:
Common, no par value per share: 11,966,355 outstanding as of October 1, 2006

                          EPOLIN, INC.

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements.                              3
Item  2.   Management's Discussion and Analysis or Plan
           of Operation.                                      3
Item  3.   Controls and Procedures.                           8

PART II - OTHER INFORMATION

Item  1.   Legal Proceedings.                                 9
Item  2.   Unregistered Sales of Equity Securities
           and Use of Proceeds.                               9
Item  3.   Default   upon   Senior   Securities.              9
Item  4.   Submission of Matters to a Vote of Security
           Holders.                                           9
Item  5.   Other Information.                                 9
Item  6.   Exhibits.                                          9

SIGNATURES                                                    10

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

      We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we anticipate that our products will be increasingly used by manufacturers located abroad. During the six months ended August 31, 2006, approximately 40.8% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 26.9% of sales. During the six months ended August 31, 2005, approximately 46.3% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 35.1% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three months ended August 31, 2006 and 2005 and six months ended August
31, 2006 and 2005.

                         Three Months Ended August 31,

                               2006        2005           % change

Sales                          $ 950,911   $ 859,572       10.6%

Gross profit                     517,784     523,768       -1.1%

Gross profit percentage             54.5%       60.9%       6.4%

Selling, general
& administrative                 352,379     337,507        4.4%
                                 -------     -------

Operating income                 165,405     186,261      -11.2%
Other Income                      29,424      13,756      113.9%
                                 -------     -------

Income before taxes              194,829     200,017       -2.6%

Income taxes                      73,780      81,145       -9.1%

Net income (after taxes)       $ 121,049   $ 118,872        1.8%
                               =========   =========


                         Six Months Ended August 31,

                               2006         2005           % change

Sales                         $2,044,981  $ 1,665,871        22.8%

Gross profit                   1,172,936      980,516        19.6%

Gross profit percentage             57.4%        58.9%       -1.5%

Selling, general
& administrative                 648,495      588,564        10.2%

                                 -------      -------
Operating income                 524,441      391,952        33.8%
Other Income                      39,466       20,825        89.5%
                                 -------      -------

Income before taxes              563,907      412,777        36.6%

Income taxes                     216,959      155,753        39.3%

Net income (after taxes)      $  346,948    $ 257,024        35.0%
                              ==========    =========

Sales

      For the three months ended August 31, 2006, sales were $951,000 as compared to $860,000 for the three months ended
August 31, 2005, an increase of $91,000 or 10.6%. Sales increased to $2,045,000 for the six months ended August 31, 2006 from $1,666,000 for the six months ended August 31, 2005, an increase of $379,000 or 22.8%. During fiscal 2006, and continuing through the second quarter of fiscal 2007, we experienced strong increases in sales in our newer product areas, such as our newer security inks and codings products. While sales overseas remained relatively stagnant for the six months ended August 31, 2006 compared to the six months ended August 31, 2005, sales in the United States for the six months ended August 31, 2006 increased $363,000 compared to the prior year period. Sales in Asia increased $37,000 for the six months ended August 31, 2006 compared to the prior year period, while sales decreased $28,000 in Europe for the six months ended August 31, 2006 compared to the same period of the prior year.

     Beginning in fiscal 2006, we began to place greater emphasis on technical service as mentioned above which has resulted in sales to customers who have not used our products before, as well as new uses of such dye products by regular customers. We have also increased our sales in dyes for the newer security inks products which is an area we expect to achieve strong growth.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $518,000 or 54.5% of sales for the three months ended August 31, 2006 compared to $524,000 or 60.9% for the three months ended August 31, 2005. For the six months ended August 31, 2006, gross profit was $1,173,000 or 57.4% of sales compared to $981,000 or 58.9% of sales for the six months ended August 31, 2005. In terms of absolute dollars, gross profit decreased $6,000 for the three months ended August 31, 2006 compared to the prior year period, and increased $192,000 for the six months ended August 31, 2006 compared to the prior year period. As a percentage of sales, gross profit decreased 5.4% and 1.5%, respectively, for the three and six months ended August 31, 2006 compared to the prior year periods due primarily to an increase in cost of materials and factory overhead and lower margins on certain products.

     Cost of sales was $433,000 for the three months ended August 31, 2006 which represented 45.5% of sales compared to $336,000 for the three months ended August 31, 2005 which represented 39.1% of sales. For the six months ended August 31, 2006, cost of sales was $872,000 which represented 42.6% of sales, compared to $685,000 for the six months ended August 31, 2005 which represented 41.1% of sales. Total cost of materials increased $127,000 in the six months ended August 31, 2006 compared to the prior year period. Total factory overhead also increased $60,000 in the six months ended August 31, 2006 compared to the prior year period primarily due to increases in research and development salaries, and increases in applied factory overhead.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $352,000 or 37.1% of sales, for the three months ended August 31, 2006 from $338,000, or 39.3% of sales, for the three months ended August 31, 2005, an increase of $14,000. Selling, general and administrative expenses increased to $648,000 or 31.7% of sales, for the six months ended August 31, 2006 from $589,000 or 35.3% of sales for the six months ended August 31, 2005, an increase of $59,000. Such increase in absolute dollars in selling, general and administrative expenses for the six months ended August 31, 2006 compared to the prior year period was primarily due to increases in salaries and employee benefits. During the six months ended August 31, 2006 we had a substantial increase in health insurance premiums. However, as a percentage of sales, selling, general and administrative expenses decreased 2.2% and 3.6%, respectively, for the three and six months ended August 31, 2006 compared to the prior year periods.

Operating Income

      Operating income in terms of absolute dollars, decreased to $165,000 for the three months ended August 31, 2006 from $186,000 for the prior year period, a decrease of $21,000, although operating income for the six months ended August 31, 2006 increased to $524,000 from $392,000 for the prior year period, an increase of $132,000. This increase was due to increased sales for the periods, offset by lesser increases in cost of sales and selling, general and administrative expenses. As a percentage of sales, operating income decreased to 17.4% of sales for the three months ended August 31, 2006 from 21.6% of sales for the three months ended August 31, 2005. For the six months ended August 31, 2006, operating income increased as a percentage of sales to 25.7% from 23.6% for the six months ended August 31, 2005.

Other Income

      Total other income for the three months ended August 31, 2006 was $29,000 as compared to $14,000 for the three months ended August 31, 2005. Total other income for the six months ended August 31, 2006 was $39,000 as compared to $21,000 for the six months ended August 31, 2006. We realized rental income of $8,000 and $12,000 for the three and six months ended August 31, 2006 compared to rental income of $9,000 and $12,000 for the comparable periods of 2005. Our interest income increased to $22,000 and $27,000 for the three and six months ended August 31, 2006 from $5,000 and $9,000 for the prior year periods.

Net Income

      During the three months ended August 31, 2006, we reported income before taxes of $195,000 as compared to income before taxes of $200,000 for the three months ended August 31, 2005. During the six months ended August 31, 2006, we reported income before taxes of $564,000 as compared to income before taxes of $413,000 for the six months ended August 31, 2005. Income taxes were $74,000 and $217,000 for the three and six months ended August 31, 2006 compared to income taxes of $81,000 and $156,000 for the three and six months ended August 31, 2005. The increase in income taxes was generally attributed to changes from period to period in sales and expenses. Net income after taxes was $121,000 or $0.01 per share for the three months ended August 31, 2006 as compared to net income after taxes of $119,000 or $0.01 per share for the three months ended August 31, 2005. For the six months ended August 31, 2006, net income after taxes was $347,000 or $0.03 per share as compared to net income after taxes of $257,000 or $0.02 per share for the six months ended August 31, 2005. The increase in net income after taxes was primarily due to greater increases achieved in sales compared to the
increases   in   cost   of  sales,  and  selling,   general   and
administrative expenses.

      Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Although we achieved an increase of $821,000 in sales for fiscal 2006 compared to fiscal 2005, and an increase of $379,000 in sales for the six months of fiscal 2007 compared to the six months of fiscal 2006, we have also incurred, in dollars, greater cost of sales and selling, general and administrative expenses in these periods. Certain of these expenses are due to costs and expenses related to a greater emphasis being placed on marketing, sales and technical service. This meant hiring new staff, consultants, continuing efforts to upgrade our facility and developing a new web site. We are encouraged, however, by the growth in our overall sales in fiscal 2006 which growth has continued into fiscal 2007.

Operations Outlook

      Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. With the increase that we achieved in sales in fiscal 2006 of $3,701,000 which was $821,000 or 28.5% greater than the prior year, and the increase in sales in the first six months of fiscal 2007 which was $379,000 or 22.8% greater than the prior year period, we are confident that we will be able to successfully accomplish our long term goals.

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

Liquidity and Capital Resources

      Our primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2006, we had working capital of $2,717,000, a debt to equity ratio of 0.14 to 1, and stockholders equity of $3,616,000 compared to working capital of $2,269,000 a debt to equity ratio of 0.15 to 1, and stockholders equity of $3,119,000 on August 31, 2005. On August 31, 2006, we had $1,667,000 in cash and cash equivalents, total assets of $4,131,000 and total liabilities of $514,000, compared to $1,275,000 in cash and cash equivalents, total assets of

$3,588,000 and total liabilities of $469,000 on August 31, 2005.

     Net cash provided by operating activities for the six months ended August 31, 2006 was $441,000 which was primarily the result of net income of $347,000, plus decreases in accounts receivable of $58,000, inventories of $27,000 and prepaid expenses of $44,000, offset by a decrease in accrued expenses of $151,000. Net cash provided by operating activities for the six months ended August 31, 2005 was $407,000 which was primarily the result of net income of $257,000, plus decreases in accounts receivable of $118,000, inventories of $52,000 and prepaid expenses of $33,000, offset by a decrease in accrued expenses of $95,000. Net cash used by investing activities for the six months ended August 31, 2006 was $55,000 compared to $128,000 for the six months ended August 31, 2005 which change was primarily due to a decrease in equipment purchases. For the six months ended August 31, 2006, net cash used by financing activities was $235,000 and was $236,000 for the six months ended August 31, 2005 which was due to the payment of dividends which occurred in both the first six months of 2007 and the first six months of 2006.

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

Other Information

           As mentioned above, we did not pay any cash dividends during the fiscal year ended February 28, 2005 but did declare and pay a $0.02 cash dividend in August 2005. Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006. Subject to future analyses of our cash resources and projected cash needs, the Board of Directors may declare the issuance of special cash dividends from time to time in addition to the payment of the regular annual dividend. In this regard, and in view of our current cash position, we anticipate that we will issue a special cash dividend in the fourth quarter of fiscal 2007 (the period from December 1, 2006 to February 28, 2007).

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 3.   Controls and Procedures.

      Management has evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Unregistered  Sales of Equity Securities  and  Use  of
         Proceeds.

      During the three months ended May 31, 2006, the Company issued 31,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $8,710. All of the foregoing securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the
Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering". Other than the foregoing, no additional unregistered shares of equity securities were issued by the Company during the six months ended August 31, 2006.

      There were no repurchases made by the Company of shares of its Common Stock during the quarter ended August 31, 2006. In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. Although no repurchases were made by the Company under this program during the quarter ended August 31, 2006, during the three months ended May 31, 2006, a total of 5,000 shares were repurchased at a cumulative cost of $4,550. Since August 2001, a total of 306,500 shares have been repurchased under the program at a cumulative cost of $174,766.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     On July 27, 2006, an annual meeting of stockholders was held to elect five Directors to serve as the Board of Directors of the Company until the next Annual Meeting of Stockholders and until their successors shall be elected and shall qualify. At such meeting, Murray S. Cohen, James Ivchenko, Morris Dunkel, James R. Torpey, Jr. and Herve A. Meillat, each an incumbent director, were duly elected as directors of the Company. Each of Murray S. Cohen and James Ivchenko received 10,174,185 affirmative votes and 15,000 negative votes, Morris Dunkel received 10,179,185 affirmative votes and 10,000 negative votes, and each of James R. Torpey, Jr. and Herve A. Meillat received 10,188,185affirmative votes and 1,000 negative votes.


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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: October 13, 2006           By:  /s/ Murray  S. Cohen
                                  Murray S. Cohen,
                                  Chairman of the Board



Dated: October 13, 2006           By:  /s/ James Ivchenko
                                  James Ivchenko,
                                  President
                                  (Principal Financial Officer)





                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ

     We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2006 and 2005 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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








/s/ WEISMANN ASSOCIATES LLC
---------------------------
Weismann Associates LLC
Livingston, NJ 07039


October 4, 2006

                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             August 31,
                                                     ---------------------------
Current assets:                                          2006           2005
                                                     ------------   ------------
  Cash and cash equivalents                          $  1,666,834      1,275,041
  Accounts receivable                                     637,607        434,625
  Inventories                                             621,112        698,282
  Prepaid expenses                                         19,037         16,898
  Prepaid taxes                                                --          7,299
  Deferred tax assets-current portion                       6,358          5,891
                                                     ------------   ------------

      Total current assets                              2,950,948      2,438,036
                                                     ------------   ------------

Plant, property and equipment - at cost:
  Land                                                     81,000         81,000
  Building and improvements                               707,561        662,288
  Laboratory equipment                                    266,263        194,135
  Office equipment                                        117,491        107,020
  Leasehold improvements                                  449,190        449,190
                                                     ------------   ------------

      Total                                             1,621,505      1,493,633

  Less:  Accumulated depreciation and amortization        822,945        766,002
                                                     ------------   ------------

      Net plant, property and equipment                   798,560        727,631
                                                     ------------   ------------

Other assets:
  Deferred tax assets-non current portion                 159,479        189,683
  Cash value - life insurance policy                      221,557        232,492
                                                     ------------   ------------

      Total other assets                                  381,036        422,175
                                                     ------------   ------------

      Total                                          $  4,130,544      3,587,842
                                                     ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             August 31,
                                                                    ---------------------------
                                                                        2006           2005
                                                                    ------------   ------------
Current liabilities:
  Accounts payable                                                  $     30,767         17,565
  Accrued expenses                                                       156,460        148,090
  Taxes payable:
    Payroll                                                                1,653          1,653
    Income                                                                45,130          1,331
                                                                    ------------   ------------

    Total current liabilities                                            234,010        168,639
                                                                    ------------   ------------


Other liabilities - Deferred compensation                                280,178        300,129
                                                                    ------------   ------------


       Total liabilities                                                 514,188        468,768
                                                                    ------------   ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,890,000 and 12,729,000 shares issued, 11,966,355 and
    11,815,355 shares outstanding at 2006 and 2005, respectively       2,357,193      2,340,183
    Paid-in capital                                                       49,913          6,486
    Retained earnings                                                  1,539,332      1,094,337
                                                                    ------------   ------------

       Total                                                           3,946,438      3,441,006
    Less: Treasury stock-at cost                                         330,082        321,932
                                                                    ------------   ------------

      Total stockholders' equity                                       3,616,356      3,119,074
                                                                    ------------   ------------

      Total                                                         $  4,130,544      3,587,842
                                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED AUGUST 31, 2006 AND 2005

                                                             2006           2005
                                                         ------------   ------------
Sales                                                    $  2,044,981      1,665,871
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               872,045        685,355
  Selling, general and administrative                         648,495        588,564
                                                         ------------   ------------

     Total                                                  1,520,540      1,273,919
                                                         ------------   ------------

Operating income                                              524,441        391,952
                                                         ------------   ------------

Other income:
  Rental income                                                12,000         12,000
  Interest                                                     27,466          8,825
                                                         ------------   ------------

     Total other income                                        39,466         20,825
                                                         ------------   ------------

Income before taxes                                           563,907        412,777

Income taxes                                                  216,959        155,753
                                                         ------------   ------------

Net income                                               $    346,948        257,024
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.03           0.02
                                                         ============   ============

  Fully diluted earnings per common share                        0.03           0.02
                                                         ============   ============

  Weighted average number of common shares outstanding     11,966,355     11,815,355
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2006 AND 2005


                                                             2006           2005
                                                         ------------   ------------
Sales                                                    $    950,911        859,572
                                                         ------------   ------------

Cost of sales and expenses:
  Cost of sales                                               433,127        335,804
  Selling, general and administrative                         352,379        337,507
                                                         ------------   ------------

     Total                                                    785,506        673,311
                                                         ------------   ------------

Operating income                                              165,405        186,261
                                                         ------------   ------------

Other income:
  Rental income                                                 7,500          9,000
  Interest                                                     21,924          4,756
                                                         ------------   ------------

     Total other income                                        29,424         13,756
                                                         ------------   ------------

Income before taxes                                           194,829        200,017

Income taxes                                                   73,780         81,145
                                                         ------------   ------------

Net income                                               $    121,049        118,872
                                                         ============   ============

Per share data:
  Basic earnings per common share                        $       0.01           0.01
                                                         ============   ============

  Fully diluted earnings per common share                $       0.01           0.01
                                                         ============   ============

  Weighted average number of common shares outstanding     11,966,355     11,815,355
                                                         ============   ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 2006 AND 2005


                            Number of                     Additional
                           Outstanding       Common        Paid-in-       Retained        Treasury       Treasury      Stockholders'
                              Shares         Stock         Capital        Earnings         Shares          Costs          Equity
                           ------------   ------------   ------------   ------------    ------------   ------------    ------------

Balance - March 1, 2005      12,729,000   $  2,340,183          6,486      1,073,620         913,645       (321,932)      3,098,357

Dividends paid                       --             --             --       (236,307)             --             --        (236,307)

Net income                           --             --             --        257,024              --             --         257,024
                           ------------   ------------   ------------   ------------    ------------   ------------    ------------

Balance - August 31, 2005    12,729,000   $  2,340,183          6,486      1,094,337         913,645       (321,932)      3,119,074
                           ============   ============   ============   ============    ============   ============    ============



Balance - March 1, 2006      12,859,000   $  2,348,483          6,486      1,431,711         918,645       (325,532)      3,461,148

Dividends paid                       --             --             --       (239,327)             --             --        (239,327)

Common stock issued for
  stock option                   31,000          8,710         43,427             --              --             --          52,137

Treasury stock purchased             --             --             --             --           5,000         (4,550)         (4,550)

Net income                           --             --             --        346,948              --             --         346,948
                           ------------   ------------   ------------   ------------    ------------   ------------    ------------

Balance - August 31, 2006    12,890,000   $  2,357,193         49,913      1,539,332         923,645       (330,082)      3,616,356
                           ============   ============   ============   ============    ============   ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2006 AND 2005


                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    346,948         257,024
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                     28,798          18,815
    Deferred tax expense                                              10,485           2,799
    Stock based compensation                                          43,427              --
    Obligation under deferred compensation agreement                 (26,314)         12,039
  (Increase) decrease in:
    Accounts receivable                                               58,044         118,386
    Inventories                                                       26,761          52,134
    Prepaid expenses                                                  44,035          32,976
    Prepaid taxes                                                      1,599          (6,699)
  Increase (decrease) in:
    Accounts payable                                                  18,956          17,565
    Accrued expenses                                                (150,595)        (95,324)
    Taxes payable                                                     39,276          (2,608)
                                                                ------------    ------------

      Net cash provided by operating activities                      441,420         407,107
                                                                ------------    ------------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                      (6,646)        (26,322)
  Payments for equipment                                             (48,152)       (102,103)
                                                                ------------    ------------

      Net cash used by investing activities                          (54,798)       (128,425)
                                                                ------------    ------------

Cash used from financing activities:
  Issuance of common stock                                             8,710              --
  Treasury stock purchased                                            (4,550)             --
  Dividends paid                                                    (239,327)       (236,307)
                                                                ------------    ------------

      Net cash used by financing activities                         (235,167)       (236,307)
                                                                ------------    ------------

Increase in cash                                                     151,455          42,375

Cash and cash equivalents:
  Beginning                                                        1,515,379       1,232,666
                                                                ------------    ------------

  Ending                                                        $  1,666,834       1,275,041
                                                                ============    ============

Supplemental information:
  Income taxes paid                                             $    166,955         156,470
                                                                ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005

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

The results of operations for the six-month interim period ended August 31, 2006 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2007.

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

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 50.5% of the Company's trade receivables at August 31, 2006.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of August 31, 2006 and for the six month period then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                    Epolin            Epolin
                                      Inc.         Holding, Corp.    Eliminations      Consolidated
                                 --------------    --------------   --------------    --------------
Current assets                   $    2,701,796           249,152               --         2,950,948
Non-current assets                    1,428,568           662,082         (911,054)        1,179,596
                                 --------------    --------------   --------------    --------------
        Total                    $    4,130,364           911,234         (911,054)        4,130,544
                                 ==============    ==============   ==============    ==============

      Total liabilities                 514,008           136,868         (136,688)          514,188
                                 --------------    --------------   --------------    --------------

Stockholders' equity:
  Common stock                        2,357,193                --               --         2,357,193
  Additional paid-in capital             49,913                --               --            49,913
  Retained earnings                   1,539,332           774,366         (774,366)        1,539,332
  Treasury stock                       (330,082)               --               --          (330,082)
                                 --------------    --------------   --------------    --------------

    Total stockholders' equity        3,616,356           774,366         (774,366)        3,616,356
                                 --------------    --------------   --------------    --------------

      Total                      $    4,130,364           911,234         (911,054)        4,130,544
                                 ==============    ==============   ==============    ==============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                         Epolin           Epolin
                                           Inc.        Holding, Corp.    Eliminations      Consolidated
                                      --------------   --------------   --------------    --------------
Sales                                 $    2,044,981               --               --         2,044,981
Other revenue                                     --           60,870          (48,870)           12,000
                                      --------------   --------------   --------------    --------------
   Total                                   2,044,981           60,870          (48,870)        2,056,981
                                      --------------   --------------   --------------    --------------

Cost of sales                                872,045               --               --           872,045
Selling, general and administrative          684,408           12,957          (48,870)          648,495
                                      --------------   --------------   --------------    --------------

   Total                                   1,556,453           12,957          (48,870)        1,520,540
                                      --------------   --------------   --------------    --------------

Operating income                             488,528           47,913               --           536,441

Other income - interest                       22,303            5,163               --            27,466
                                      --------------   --------------   --------------    --------------

Income before taxes                          510,831           53,076               --           563,907

Income taxes                                 212,060            4,899               --           216,959
                                      --------------   --------------   --------------    --------------

Net income                            $      298,771           48,177               --           346,948
                                      ==============   ==============   ==============    ==============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005



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

     Depreciation and amortization expense totaled $28,798 and $18,815 for the six months ended August 31, 2006 and 2005, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


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


Regulations - The Company expended approximately $12,700 through August 31, 2006 and $12,524 through August 31, 2005, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.


Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.


Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $7,006 and $12,304 for the six months ended August 31, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended August 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

     During the quarter ended August 31, 2006, the Company recognized stock-based compensation expenses of $10,427 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

     During the six and three months ended August 31, 2006, the Company recognized stock-based compensation expenses of $10,427 and $5,213 respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

     The weighted average Black-Scholes value of options granted under the stock plans during the six months ended August 31, 2006 and 2005 was $.18 and $.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Six Months Ended August 31,                               2006          2005
                                                         ------        ------

 Weighted average expected life in years                      3             4
 Dividends per share                                       0.02          0.04
 Volatility                                                 6.0%          6.0%
 Risk-free interest rate                                    4.5%          3.9%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.




                                                 Three Months Ended           Six Months Ended
                                                  August 31, 2005              August 31, 2005
                                                  ---------------              ---------------

  Net earnings as reported                         $      118,872               $      257,024

  Deduct total additional stock-based employee
  compensation cost, net of tax that would
  have been included in net earnings under
  fair value method                                         3,750                       28,550
                                                   ---------------              ---------------

  Proforma net earnings                            $      115,122               $      228,474
                                                   ===============              ===============

  Basic earnings per share:
    As reported                                              0.01                         0.02
                                                   ===============              ===============
    Proforma                                                 0.01                         0.02
                                                   ===============              ===============

  Average common shares outstanding                    11,815,355                    11,815,355
                                                   ===============              ===============

  Diluted earnings per share:
    As reported                                              0.01                          0.02
                                                   ===============              ===============
    Proforma                                                 0.01                          0.02
                                                   ===============              ===============

  Total diluted common shares outstanding              11,966,537                    11,966,537
                                                   ===============              ===============



Note C - Inventories:
                                                  August 31,
                                         ---------------------------
                                             2006           2005
                                         ------------   ------------
            Raw materials and supplies   $     60,192         45,032
            Work in process                   172,615        241,747
            Finished goods                    388,305        411,503
                                         ------------   ------------

              Total                      $    621,112        698,282
                                         ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note D - Income Taxes:

1. Federal and State deferred tax assets include:

                                                         2006           2005
                                                     ------------   ------------
         Temporary differences:
              Accelerated amortization               $     40,747         66,518
              Deferred compensation                       120,477        129,056
                  Stock based compensation                  4,613             --
                                                     ------------   ------------
                  Total                                   165,837        195,574

         Current portion                                    6,358          5,891
                                                     ------------   ------------

         Non-current portion                         $    159,479        189,683
                                                     ============   ============


2. Income tax expense:
                                                         2006           2005
                                                     ------------   ------------
         Current:
              Federal                                $    163,110        118,431
              State                                        43,364         34,523
                                                     ------------   ------------

                  Total current                           206,474        152,954
                                                     ------------   ------------

         Deferred:
              Federal                                      10,315          2,213
              State                                           170            586
                                                     ------------   ------------

                  Total deferred                           10,485          2,799
                                                     ------------   ------------

                      Total                          $    216,959        155,753
                                                     ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note E - Treasury Stock:

     Consists of 923,645 shares as of August 31, 2006 at a net cost of $330,082 and 913,645 shares as of August 31, 2005 at a net cost of $321,932, respectively.

     The Company purchased 5,000 shares during the six months ended August 31, 2006.


Note F - Economic Dependency:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2006, approximately 40.8% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 26.9% of sales. During the six months ended August 31, 2005, approximately 46.3% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 35.1% of sales.


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


Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $24,507 and $25,386 for the six months ended August 31, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note H - Employee Benefits (continued):


Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of August 31, 2006.

     The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through August 31, 2006 totaled 661,000. Options cancelled for all years totaled 160,000. All cancelled options are available for future grants.

     A summary of the status of the Company's 1998 stock option plan as of August 31, 2006, and the changes during the six months ended August 31, 2006 is presented below:

                                                                Weighted-Average
Fixed Options:                                        Shares     Exercise Price
--------------                                    ------------    ------------
Balance - March 1, 2005                                322,000       $   .30
     Granted                                           200,000           .54
     Cancelled                                         (35,000)          .25
     Exercised                                         (30,000)          .28
                                                  ------------

Balance - February 28, 2006                            457,000           .42
     Granted                                                --            --
     Cancelled                                          (5,000)          .25
     Exercised                                         (31,000)          .28
                                                  ------------

Balance - August 31, 2006                              421,000       $   .40
                                                  ============


Exercisable at August 31, 2006                         260,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


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

     2. Stock-based Employee Compensation - A grant of 100,000 shares of restricted common stock one year from the date of the agreement, provided the employee is then employed by the Company. In connection with this agreement, compensation in the amount of $33,000 was charged to selling, general and administrative expenses for the six months ended August 31, 2006.


Stock Option Plans - The following table summarizes information about fixed stock options outstanding at August 31, 2006:

              Outstanding Options                               Exercisable Options
---------------------------------------------------       ------------------------------
                    Number         Weighted-average         Number
  Range of       Outstanding         Remaining           Exercisable    Weighted-average
Exercise Price    at 8/31/06       Contractual Life       at 8/31/06      Exercise Price
--------------    ----------       ----------------       ----------      --------------
     $.25             80,000          0.1 years               80,000           $ .25
      .30             25,000          1.3                     25,000             .30
      .41            116,000          7.4                     55,000             .41
      .51            100,000          3.2                          0             .51
      .54            200,000          3.8                    100,000             .54

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note I - Segment Reporting (continued):

Sales by geographic area are as follows:


                                  Six Months Ended August 31,
                                  ---------------------------
                                      2006           2005
                                  ------------   ------------
                  United States   $  1,548,251      1,172,396
                  Asia                 352,009        315,323
                  Europe               138,881        166,833
                  Other nations          5,840         11,319
                                  ------------   ------------

                      Total       $  2,044,981      1,665,871
                                  ============   ============


     One customer, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 18.6% of sales of which 5.8% was near infrared dyes and 12.8% was security inks.

     Long-lived assets include net property and equipment. The Company had long-lived assets of $798,560 and $727,631 located in the United States at August 31, 2006 and 2005, respectively.


Note J - Accrued Expenses:

Accrued expenses consisted of the following as of August 31, 2006 and 2005, respectively:

                                             2006           2005
                                         ------------   ------------
            Salaries and wages                     --         29,838
            Employment agreement              143,149        108,282
            Professional fees                   6,000          5,900
            Pension contribution                3,173             --
            Property taxes                      4,138          4,070
                                         ------------   ------------

                Total accrued expenses   $    156,460        148,090
                                         ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


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



                                   Three Months Ended August 31,     Six Months Ended August 31,
                                         2006          2005              2006          2005

 Basic Earnings Per Common Share:

 Net income                        $    121,049         118,872     $    346,948        257,024

 Average common shares
  outstanding                        11,966,355      11,815,355       11,966,355     11,815,355
                                   ============    ============     ============   ============

 Basic earnings per
  common share                     $       0.01            0.01     $       0.03           0.02

                                   ============    ============     ============   ============
 Diluted Earnings Per Common Share:

 Net income                        $    121,049         118,872     $    346,948        257,024
                                   ============    ============     ============   ============

 Average common shares
  outstanding                        11,966,355      11,815,355       11,966,355     11,815,355

 Common shares issuable with respect
 to options issued to employees
 with a dilutive effect                  95,436         151,182           95,436        151,182
                                    ------------    ------------    ------------   ------------

 Total diluted common shares
  outstanding                        12,061,791      11,966,537       12,061,791     11,966,537
                                   ============    ============     ============   ============

 Diluted earnings per
  common share                     $       0.01            0.01     $       0.03           0.02
                                   ============    ============     ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


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

     Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2006 and 2005, respectively.

Future minimum payments for the current option period:

       Fiscal years ending February:
       -----------------------------
                   2007                                 $48,870
                   2008                                  97,740
                   2009                                  65,160


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

     In connection with this agreement, deferred compensation in the amount of $12,040 was charged to selling, general and administrative expenses for the six months ended August 31, 2005.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note L - Commitments and Contingencies (continued):

Employment Agreements - Effective March 1, 1999, the Company entered into ten-year employment agreements with officers/directors:

     Murray S. Cohen, PhD, Chairman of the Board - To be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. Dr. Cohen is to receive 2.00% on gross annual sales of no more than $3,000,000, effective with the year ended February 28, 2000, increasing by 0.25% a year during the term of the agreement. In the event of partial retirement, (50% employment), Dr. Cohen will receive fifty percent salary and 100% additional compensation. In the event of substantial retirement, (25% employment), Dr. Cohen will receive 25% percent salary and 100% additional compensation. In the event of full retirement, Dr. Cohen will receive 50% additional compensation. In the event of death or disability, while fully employed during the fiscal year, Dr. Cohen or his estate will receive 100% of his annual salary plus additional compensation as described above, and 50% of his annual salary plus additional compensation each subsequent year for the remainder of the ten-year term. If at the time of death or disability Dr. Cohen was retired, then other percentage rates are provided for based upon his retirement status.

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

     Accrued compensation included in selling, general and administrative as of August 31, 2006 and 2005 was $143,149 and $108,282, respectively.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


Note M - Dividends:

     In April 2006, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 1, 2006 to shareholders of record on April 20, 2006.

     In June 2005, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $236,307 was paid on August 3, 2005 to shareholders of record on July 27, 2005.


Note N - Research and Development:

     The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $239,194 and $213,953 were included in cost of sales for the six months ended August 31, 2006 and 2005, respectively. Expenditures for fiscal year 2007 are projected to remain at approximately the same level as in fiscal 2006.

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