Form 10QSB
period 2006-11-30
EPOLIN INC /NJ/
filed 2007-01-16
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2006

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

Common, no par value per share: 11,966,355 outstanding as of January 1, 2007

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

     We have succeeded in growing over the last decade based on the development, application and manufacture of near infrared dyes. In recent years, we have embarked on an aggressive campaign to make our dyes easier to use. In this regard, we offer technical service support for extrusion and injection molding of our dyes with a variety of resin substrates. Our dyes can now be uniquely formulated to each customer's specifications and manufactured in our own facility. In addition, we hold a broad range of dyes in inventory for immediate sale.

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the nine months ended November 30, 2006, approximately 41.6% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 27.4% of sales. During the nine months ended November 30, 2005, approximately 41.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 28.2% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three months ended November 30, 2006 and 2005 and nine months ended
November 30, 2006 and 2005.

                         Three Months Ended November 30,

                         2006      2005           % change

Sales               $  774,135  $ 966,206          -20.0%

Gross profit           468,862    691,613          -32.2%

Gross profit
percentage              60.6%       71.6%          -11.0%

Selling, general
& administrative       323,343    309,921            4.3%

Operating income       145,519    381,692          -61.9%
Other Income            38,690     12,513          209.2%

Income before taxes    184,209    394,205          -53.3%

Income taxes            46,544    145,109          -67.9%

Net income
(after taxes)        $ 137,665  $ 249,096          -44.7%


                         Nine Months Ended November 30,

                         2006      2005           % change

Sales                 $2,819,116   $2,632,077          7.1%

Gross profit           1,641,798    1,653,516         -0.7%

Gross profit
percentage               58.2%        62.8%           -4.6%

Selling, general
& administrative         971,838      879,872         10.5%

Operating income         669,960      773,644        -13.4%
Other Income              78,156       33,338        134.4%

Income before taxes      748,116      806,982         -7.3%

Income taxes             263,503      300,862        -12.4%

Net income
(after taxes)         $  484,613    $ 506,120         -4.2%


Sales

     For the three months ended November 30, 2006, sales were $774,000 as compared to $966,000 for the three months ended November 30, 2005, a decrease of $192,000 or 20.0%. Sales increased to $2,819,000 for the nine months ended November 30, 2006 from $2,632,000 for the nine months ended November 30, 2005, an increase of $187,000 or 7.1%. While sales overseas remained relatively stagnant for the nine months ended November 30, 2006, compared to the nine months ended November 30, 2005, sales in the United States for the nine months ended November 30, 2006 increased $237,000 compared to the prior year period. Sales in Asia increased $23,000 for the nine months ended November 30, 2006, compared to the prior year period, while sales decreased $86,000 in Europe for the nine months ended November 30, 2006 compared to the same period of the prior year. During fiscal 2006, and continuing through the second quarter of fiscal 2007, we experienced strong increases in sales in our newer product areas, such as our newer security inks and coatings products and formulated dye mixtures. While sales in our newer product areas showed an overall increase for the nine months ended November 30, 2006 compared to the prior year period, sales in our newer product areas generally declined during the three months ended November 30, 2006 compared to the three months ended

November 30,
2005. Insofar that we have demonstrated growth in these newer areas for a number of consecutive fiscal quarters, we believe that the downturn we experienced is only temporary and will not continue.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $469,000 or 60.6% of sales for the three months ended November 30, 2006 compared to $692,000 or 71.6% for the three months ended November 30, 2005. For the nine months ended November 30, 2006, gross profit was $1,642,000 or 58.2% of sales compared to $1,654,000 or 62.8% of sales for the nine months ended November 30, 2005. In terms of absolute dollars, gross profit decreased $223,000 for the three months ended November 30, 2006 compared to the prior year period, and decreased $12,000 for the nine months ended November 30, 2006 compared to the prior year period. As a percentage of sales, gross profit decreased 11.0% and 4.6%, respectively, for the three and nine months ended November 30, 2006 compared to the prior year periods due primarily to an increase in cost of materials and factory overhead and lower margins on certain products.

     Cost of sales was $305,000 for the three months ended November 30, 2006 which represented 39.4% of sales compared to $275,000 for the three months ended November 30, 2005 which represented 28.4% of sales. For the nine months ended November 30, 2006, cost of sales was $1,177,000 which represented 41.8% of sales, compared to $979,000 for the nine months ended November 30, 2005 which represented 37.2% of sales. Total cost of materials increased $128,000 in the nine months ended November 30, 2006 compared to the prior year period. Total factory overhead also increased $71,000 in the nine months ended November 30, 2006 compared to the prior year period primarily due to increases in research and development salaries, and increases in applied factory overhead.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $323,000 or 41.7% of sales, for the three months ended November 30, 2006 from $310,000, or 32.1% of sales, for the three months
ended November 30, 2005, an increase of $13,000.   Selling,
general and administrative expenses increased to $972,000 or 34.5% of sales, for the nine months ended November 30, 2006 from $880,000 or 33.4% of sales for the nine months ended November 30, 2005, an increase of $92,000. Such increase in absolute dollars in selling, general and administrative expenses for the nine months ended November 30, 2006 compared to the prior year period was primarily due to increases in salaries and employee benefits. During the nine months ended November 30, 2006, we had a substantial increase in health insurance premiums.

Operating Income

     Operating income in terms of absolute dollars, decreased to $146,000 for the three months ended November 30, 2006 from $382,000 for the prior year period, a decrease of $236,000. This decrease was due to reduced sales for the quarter as well as increased cost of sales and increased selling, general and administrative expenses. Operating income for the nine months ended November 30, 2006 decreased to $670,000 from $774,000 for the prior year period, a decrease of $104,000. While sales increased for the first nine months of fiscal 2007, we had greater increases in cost of sales and selling, general and administrative expenses which resulted in a decrease in operating income.

Other Income

     Total other income for the three months ended November 30, 2006 was $39,000 as compared to $13,000 for the three months ended November 30, 2005. Total other income for the nine months ended November 30, 2006 was $78,000 as compared to $33,000 for the nine months ended November 30, 2005. We realized rental income of $3,000 and $15,000 for the three and nine months ended November 30, 2006 compared to rental income of $9,000 and $21,000 for the comparable periods of 2005. Our interest income increased to $36,000 and $63,000 for the three and nine months ended November 30, 2006 from $4,000 and $12,000 for the prior year periods.

Net Income

     During the three months ended November 30, 2006 we reported income before taxes of $184,000 as compared to income before taxes of $394,000 for the three months ended November 30, 2005. During the nine months ended November 30, 2006, we reported income before taxes of $748,000 as compared to income before taxes of $807,000 for the nine months ended November 30, 2005. Income taxes were $47,000 and $264,000 for the three and nine months ended November 30, 2006 compared to income taxes of $145,000 and $300,000 for the three and nine months ended

November 30, 2005. The decrease in income taxes is generally attributed to changes from period to period in sales and expenses. Net income after taxes was $138,000 or $0.01 per share for the three months ended November 30, 2006 as compared to net income after taxes of $249,000 or $0.02 per share for the three months ended November 30, 2005. For the nine months ended November 30, 2006, net income after taxes was $485,000 or $0.04 per share as compared to net income after taxes of $506,000 or $0.04 per share for the nine months ended November 30, 2005. The decrease in net income after taxes was primarily due to sales not increasing at a faster rate than increases in cost of sales, and
selling, general and administrative expenses.   While it is not
expected to continue, sales actually declined in the three months ended November 30, 2006 compared to the prior year, although sales did increase for the nine months ended November 30, 2006.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Although we achieved an increase of $821,000 in sales for fiscal 2006 compared to fiscal 2005, we have so far in fiscal 2007 only increased sales $187,000. This is primarily due to the downturn we experienced in the third quarter of fiscal 2007. In addition, we have also incurred, in dollars, greater cost of sales and selling, general and administrative expenses in these periods. Certain of these expenses are due to costs and expenses related to a greater emphasis being placed on marketing, sales and technical service. This meant hiring new staff, consultants, continuing efforts to upgrade our facility and developing a new web site.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. With the first nine months of fiscal 2007, sales have increased but at a slower rate than the prior year. For the nine months ended November 30, 2006, sales increased $187,000 or
7.1% greater than the prior year period.   However, our sales
level did fall during the three months ended November 30, 2006 compared to the prior year. Yet, we are confident that this is simply a temporary downturn which we do not expect will continue. Nevertheless, we recognize that net income has not increased like
our revenues have increased.   When we began to reassess our
direction in fiscal 2005, we placed an emphasis on sales growth which we have now achieved and which we expect will continue. We recognize that we still have to gain more control over our costs and expenses so that we can improve our overall results. This is something we are currently undertaking and we have already instituted certain measures in this regard. We are confident that we will be able to successfully meet this challenge like we have been able to achieve the growth in sales.

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

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On November 30, 2006, we had working capital of $2,858,000, a debt to equity ratio of 0.15 to 1, and stockholders equity of

$3,759,000 compared to working
capital of $2,506,000 a debt to equity ratio of 0.16 to 1, and stockholders equity of $3,368,000 on November 30, 2005. On November 30, 2006, we had $1,985,000 in cash and cash equivalents, total assets of $4,316,000 and total liabilities of $557,000, compared to $1,301,000 in cash and cash equivalents, total assets of $3,921,000 and total liabilities of $553,000 on November 30, 2005.

     Net cash provided by operating activities for the nine months ended November 30, 2006 was $775,000 which was primarily the result of net income of $485,000, plus decreases in accounts receivable of $229,000 and inventories of $37,000, offset by a decrease in accrued expenses of $55,000. Net cash provided by operating activities for the nine months ended November 30, 2005 was $485,000, which was primarily the result of net income of $506,000, plus a decrease in inventories of $23,000 and an increase in taxes payable of $40,000, offset by an increase in accounts receivable of $109,000 and a decrease in accrued
expenses of $47,000.   Net cash used by investing activities for
the nine months ended November 30, 2006 was $71,000 compared to $180,000 for the nine months ended November 30, 2005 which change was primarily due to a decrease in equipment purchases. For the nine months ended November 30, 2006, net cash used by financing activities was $235,000 and was $236,000 for the nine months ended November 30, 2005 which was due to the payment of dividends which occurred in both the first nine months of 2007 and the first nine months of 2006.

     We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for the balance of fiscal 2007 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures. While we believe the Company has remained strong in the sale of dyes in our traditional markets of welding and eye protection, such sales did not increase in volume in the past few complete fiscal years. As a result, we have begun to place a greater emphasis on sales, marketing and technical support in order to grow our dye business and our newer business in security inks and coatings which we expect to contribute meaningful growth to the Company.

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

Other Information

     As mentioned above, we did not pay any cash dividends during the fiscal year ended February 28, 2005 but did declare and pay a $0.02 cash dividend in August 2005. Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006. In addition, in December 2006 and considering our cash position, the Board of Directors declared a special cash dividend of $0.02 per share which was paid on January 3, 2007.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 3.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2006, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     There were no repurchases made by the Company of shares of
its Common Stock during the quarter ended November 30, 2006.   In
August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. Although no repurchases were made by the Company under this program during
the quarter ended November 30, 2006,   a total of 5,000 shares
have been repurchased during the current fiscal year at a cumulative cost of $4,550. Since August 2001, a total of 306,500 shares have been repurchased under the program at a cumulative cost of $174,766.


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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: January 16, 2007            By:  /s/ Murray S. Cohen
                                        Murray S. Cohen,
                                        Chairman of the Board



Dated: January 16, 2007            By:  /s/ James Ivchenko
                                        James Ivchenko,
                                        President
                                        (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                  NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2006 and 2005 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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


/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08876


December 18, 2006


                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                   November 30,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
Current assets:
 Cash and cash equivalents                                 $  1,984,640       1,301,174
 Accounts receivable                                            467,035         661,612
 Inventories                                                    611,058         727,593
 Prepaid expenses                                                62,759          55,324
 Prepaid taxes                                                      124           1,190
 Deferred tax assets-current portion                              6,358           5,891
                                                           ------------    ------------

     Total current assets                                     3,131,974       2,752,784
                                                           ------------    ------------

Plant, property and equipment - at cost:
 Land                                                            81,000          81,000
 Building and improvements                                      710,758         662,288
 Laboratory equipment                                           272,688         243,958
 Office equipment                                               120,303         108,847
 Leasehold improvements                                         449,190         449,190
                                                           ------------    ------------

     Total                                                    1,633,939       1,545,283

Less:  Accumulated depreciation and amortization                837,829         781,467
                                                           ------------    ------------

     Net plant, property and equipment                          796,110         763,816
                                                           ------------    ------------
Other assets:
 Deferred tax assets-non current portion                        163,380         172,283
 Cash value - life insurance policy                             224,881         232,492
                                                           ------------    ------------

     Total other assets                                         388,261         404,775
                                                           ------------    ------------

     Total                                                 $  4,316,345       3,921,375
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              November 30,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $      4,884           5,117
  Accrued expenses                                                        252,352         196,655
  Taxes payable:
     Payroll                                                                1,653           1,653
     Income                                                                15,200          43,631
                                                                     ------------    ------------

     Total current liabilities                                            274,089         247,056
                                                                     ------------    ------------

Other liabilities - Deferred compensation                                 283,021         306,149
                                                                     ------------    ------------

        Total liabilities                                                 557,110         553,205
                                                                     ------------    ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
     none issued
  Preferred stock, series A convertible non-cumulative,
     $2.50 par value; redemption price and liquidation preference;
     60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
     12,890,000 and 12,729,000 shares issued, 11,966,355 and
     11,815,355 shares outstanding at 2006 and 2005, respectively       2,357,193       2,340,183
     Paid-in capital                                                       55,127           6,486
     Retained earnings                                                  1,676,997       1,343,433
                                                                     ------------    ------------

        Total                                                           4,089,317       3,690,102
  Less: Treasury stock - at cost                                          330,082         321,932
                                                                     ------------    ------------

     Total stockholders' equity                                         3,759,235       3,368,170
                                                                     ------------    ------------

     Total                                                           $  4,316,345       3,921,375
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005


                                                               2006            2005
                                                           ------------    ------------
Sales                                                      $  2,819,116       2,632,077
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                               1,177,318         978,561
  Selling, general and administrative                           971,838         879,872
                                                           ------------    ------------

    Total                                                     2,149,156       1,858,433
                                                           ------------    ------------

Operating income                                                669,960         773,644
                                                           ------------    ------------

Other income:
  Rental income                                                  15,000          21,000
  Interest                                                       63,156          12,338
                                                           ------------    ------------

    Total other income                                           78,156          33,338
                                                           ------------    ------------

Income before taxes                                             748,116         806,982

Income taxes                                                    263,503         300,862
                                                           ------------    ------------

Net income                                                 $    484,613         506,120
                                                           ============    ============

Per share data:
  Basic earnings per common share                          $       0.04            0.04
                                                           ============    ============
  Fully diluted earnings per common share                  $       0.04            0.04
                                                           ============    ============
  Weighted average number of common shares outstanding       11,964,211      11,815,355
                                                           ============    ============
  Fully diluted number of common shares outstanding          12,016,011      11,966,537
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

                                                               2006            2005
                                                           ------------    ------------
Sales                                                      $    774,135         966,206
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 305,273         274,593
  Selling, general and administrative                           323,343         309,921
                                                           ------------    ------------

     Total                                                      628,616         584,514
                                                           ------------    ------------

Operating income                                                145,519         381,692
                                                           ------------    ------------
Other income:
  Rental income                                                   3,000           9,000
  Interest                                                       35,690           3,513
                                                           ------------    ------------

     Total other income                                          38,690          12,513
                                                           ------------    ------------

Income before taxes                                             184,209         394,205

Income taxes                                                     46,544         145,109
                                                           ------------    ------------

Net income                                                 $    137,665         249,096
                                                           ============    ============

Per share data:
  Basic earnings per common share                          $       0.01            0.02
                                                           ============    ============
  Fully diluted earnings per common share                  $       0.01            0.02
                                                           ============    ============
  Weighted average number of common shares outstanding       11,966,355      11,815,355
                                                           ============    ============
  Fully diluted number of common shares outstanding          12,018,155      11,966,537
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005


                               Number of                Additional
                              Outstanding    Common       Paid-in-     Retained     Treasury      Treasury   Stockholders'
                                Shares       Stock        Capital      Earnings      Shares        Costs        Equity
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2005       12,729,000   $2,340,183        6,486    1,073,620       913,645     (321,932)    3,098,357

Dividends paid                        --           --           --     (236,307)           --           --      (236,307)

Net income                            --           --           --      506,120            --           --       506,120
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - November 30, 2005   12,729,000   $2,340,183        6,486    1,343,433       913,645     (321,932)    3,368,170
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========


Balance - March 1, 2006       12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                        --           --           --     (239,327)           --           --      (239,327)

Common stock issued for
 stock option                     31,000        8,710       48,641           --            --           --        57,351

Treasury stock purchased              --           --           --           --         5,000       (4,550)       (4,550)

Net income                            --           --           --      484,613            --           --       484,613
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - November 30, 2006   12,890,000   $2,357,193       55,127    1,676,997       923,645     (330,082)    3,759,235
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005


                                                                         2006            2005
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $    484,613         506,120
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         43,682          34,281
     Deferred tax expense                                                   6,584          20,199
     Stock based compensation                                              48,641              --
     Obligation under deferred compensation agreement                     (23,471)         18,059
  (Increase) decrease in:
     Accounts receivable                                                  228,616        (108,601)
     Inventories                                                           36,815          22,823
     Prepaid expenses                                                         313          (5,450)
     Prepaid taxes                                                          1,475            (590)
  Increase (decrease) in:
     Accounts payable                                                      (6,927)          5,117
     Accrued expenses                                                     (54,703)        (46,759)
     Taxes payable                                                          9,346          39,692
                                                                     ------------    ------------

        Net cash provided by operating activities                         774,984         484,891
                                                                     ------------    ------------
Cash flows from investing activities:
  Increase in cash value - life insurance policy                           (9,970)        (26,322)
  Payments for equipment                                                  (60,586)       (153,754)
                                                                     ------------    ------------

        Net cash used by investing activities                             (70,556)       (180,076)
                                                                     ------------    ------------
Cash used from financing activities:
  Issuance of common stock                                                  8,710              --
  Treasury stock purchased                                                 (4,550)             --
  Dividends paid                                                         (239,327)       (236,307)
                                                                     ------------    ------------

        Net cash used by financing activities                            (235,167)       (236,307)
                                                                     ------------    ------------
Increase in cash                                                          469,261          68,508

Cash and cash equivalents:
  Beginning                                                             1,515,379       1,232,666
                                                                     ------------    ------------

  Ending                                                             $  1,984,640       1,301,174
                                                                     ============    ============
Supplemental information:
  Income taxes paid                                                  $    240,555         156,470
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note A - Organization:

         The Company is engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications, and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, credit card security and protective documents industries to customers located in the United States and throughout the world.

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

The results of operations for the nine-month interim period ended November 30, 2006 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2007.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 52.8% of the Company's trade receivables at November 30, 2006.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005


Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of November 30, 2006 and for the nine month period then ended are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                   Epolin
                                                     Epolin        Holding,
                                                      Inc.          Corp.        Eliminations    Consolidated
                                                 ------------    ------------    ------------    ------------
Current assets                                   $  2,860,653         271,321              --       3,131,974
Non-current assets                                  1,455,692         658,889        (930,210)      1,184,371
                                                 ------------    ------------    ------------    ------------
     Total                                       $  4,316,345         930,210        (930,210)      4,316,345
                                                 ============    ============    ============    ============

     Total liabilities                                557,110         134,218        (134,218)        557,110
                                                 ------------    ------------    ------------    ------------

Stockholders' equity:
  Common stock                                      2,357,193              --              --       2,357,193
  Additional paid-in capital                           55,127              --              --          55,127
  Retained earnings                                 1,676,997         795,992        (795,992)      1,676,997
  Treasury stock                                     (330,082)             --              --        (330,082)
                                                 ------------    ------------    ------------    ------------

     Total stockholders' equity                     3,759,235         795,992        (795,992)      3,759,235
                                                 ------------    ------------    ------------    ------------
      Total                                      $  4,316,345         930,210        (930,210)      4,316,345
                                                 ============    ============    ============    ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                   Epolin
                                                     Epolin        Holding,
                                                      Inc.          Corp.        Eliminations    Consolidated
                                                 ------------    ------------    ------------    ------------
Sales                                            $  2,819,116              --              --       2,819,116
Other revenue                                              --          88,305         (73,305)         15,000
                                                 ------------    ------------    ------------    ------------
     Total                                          2,819,116          88,305         (73,305)      2,834,116
                                                 ------------    ------------    ------------    ------------

Cost of sales                                       1,177,318              --              --       1,177,318
Selling, general and administrative                 1,025,796          19,347         (73,305)        971,838
                                                 ------------    ------------    ------------    ------------

     Total                                          2,203,114          19,347         (73,305)      2,149,156
                                                 ------------    ------------    ------------    ------------
Operating income                                      616,002          68,958              --         684,960

Other income - interest                                55,417           7,739              --          63,156
                                                 ------------    ------------    ------------    ------------
Income before taxes                                   671,419          76,697              --         748,116

Income taxes                                          256,609           6,894              --         263,503
                                                 ------------    ------------    ------------    ------------
Net income                                       $    414,810          69,803              --         484,613
                                                 ============    ============    ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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

         Depreciation and amortization expense totaled $43,682 and $34,281 for the nine months ended November 30, 2006 and 2005, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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


Regulations - The Company expended approximately $16,849 through November 30, 2006 and $17,562 through November 30, 2005, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.


Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.


Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to and $17,970 for the nine months ended November 30, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended November 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the nine and three months ended November 30, 2006, the Company recognized stock-based compensation expenses of $15,641 and $5,214 respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2006 and 2005 was $.18 and $.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Nine Months Ended November 30,                      2006           2005
                                                 ----------     ----------
         Weighted average expected life in years          3              4
         Dividends per share                           0.02           0.04
         Volatility                                     6.0%           6.0%
         Risk-free interest rate                        4.5%           3.9%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                Three Months Ended   Nine Months Ended
                                                 November 30, 2005   November 30, 2005
                                                 -----------------   -----------------
Net earnings as reported                         $         249,096   $         506,120

Deduct total additional stock-based employee
compensation cost, net of tax that would
have been included in net earnings under
fair value method                                            3,750              28,550
                                                 -----------------   -----------------

Proforma net earnings                            $         245,346   $         477,570
                                                 =================   =================

Basic earnings per share:
  As reported                                                 0.02                0.04
                                                 =================   =================
  Proforma                                                    0.02                0.04
                                                 =================   =================

Average common shares outstanding                       11,815,355          11,815,355
                                                 =================   =================
Diluted earnings per share:
  As reported                                                 0.02                0.04
                                                 =================   =================
  Proforma                                                    0.02                0.04
                                                 =================   =================

Total diluted common shares outstanding                 11,966,537          11,966,537
                                                 =================   =================


Note C - Inventories:
                                                              November 30,
                                                 -------------------------------------
                                                       2006                 2005
                                                 -----------------   -----------------
  Raw materials and supplies                     $          71,662              49,477
  Work in process                                          193,207             250,031
  Finished goods                                           346,189             428,085
                                                 -----------------   -----------------
  Total                                          $         611,058             727,593
                                                 =================   =================


                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note D - Income Taxes:

1.  Federal and State deferred tax assets include:
                                                                                     2006            2005
                                                                                 ------------    ------------
         Temporary differences:
              Accelerated amortization                                           $     41,313          46,530
              Deferred compensation                                                   121,699         131,644
                  Stock based compensation                                              6,726              --
                                                                                 ------------    ------------
                  Total                                                               169,738         178,174

         Current portion                                                                6,358           5,891
                                                                                 ------------    ------------

         Non-current portion                                                     $    163,380         172,283
                                                                                 ============    ============

2.  Income tax expense:
                                                                                     2006            2005
                                                                                 ------------    ------------
         Current:
              Federal                                                            $    204,700         221,831
              State                                                                    52,219          58,832
                                                                                 ------------    ------------

                  Total current                                                       256,919         280,663
                                                                                 ------------    ------------
         Deferred:
              Federal                                                                   7,557          15,971
              State                                                                       973           4,228
                                                                                 ------------    ------------

                  Total deferred                                                        6,584          20,199
                                                                                 ------------    ------------

                      Total                                                      $    263,503         300,862
                                                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note E - Treasury Stock:

         Consists of 923,645 shares as of November 30, 2006 at a net cost of $330,082 and 913,645 shares as of November 30, 2005 at a net cost of $321,932, respectively.

         The Company purchased 5,000 shares during the nine months ended November 30, 2006.


Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2006, approximately 41.6% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 27.4% of sales. During the nine months ended November 30, 2005, approximately 41.9% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 28.2% of sales.


Note G - Rental Income Under Sublease:

         The Company entered into a sublease agreement with a non-related party effective November 1, 2002 through November 30, 2005. Under the terms of the lease, the tenant is to pay a base rent of $36,000 per year. The Company entered into a new agreement with another non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the new agreement, the tenant is to pay a base rent of $18,000 per year.


Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $37,746 and $38,696 for the nine months ended November 30, 2006 and 2005, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of November 30, 2006.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through November 30, 2006 totaled 661,000. Options cancelled or expired for all years totaled 240,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of November 30, 2006, and the changes during the nine months ended November 30, 2006 is presented below:

                                                      Weighted-Average
Fixed Options:                            Shares       Exercise Price
-------------                          ------------    --------------
Balance - March 1, 2005                     322,000         $.30
     Granted                                200,000          .54
     Cancelled                              (35,000)         .25
     Exercised                              (30,000)         .28
                                       ------------

Balance - February 28, 2006                 457,000          .42
     Granted                                     --           --
     Cancelled and expired                  (85,000)         .25
     Exercised                              (31,000)         .28
                                       ------------
Balance - November 30, 2006                 341,000         $.39
                                       ============

Exercisable at November 30, 2006            180,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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

         2. Stock-based Employee Compensation - A grant of 100,000 shares of restricted common stock one year from the date of the agreement, provided the employee is then employed by the Company. In connection with this agreement, compensation in the amount of $33,000 was charged to selling, general and administrative expenses for the nine months ended November 30, 2006.


Stock Option Plans - The following table summarizes information about fixed stock options outstanding at November 30, 2006:

                 Outstanding Options                           Exercisable Options
   -----------------------------------------------       -------------------------------
                       Number     Weighted-average         Number
      Range of      Outstanding       Remaining          Exercisable    Weighted-average
   Exercise Price   at 11/30/06   Contractual Life       at 11/30/06     Exercise Price
   --------------   -----------   ----------------       -----------    ---------------
        $.30           25,000            1.0                25,000             .30
         .41          116,000            7.2                55,000             .41
         .51          100,000            2.9               100,000             .51
         .54          200,000            3.6               100,000             .54

There are 498,000 options attributable to future grants.


Note I - Segment Reporting:

         The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                           Nine Months Ended
                                              November 30,
                                       ----------------------------
                                           2006            2005
                                       ------------    ------------
         United States                 $  2,096,168       1,858,997
         Asia                               478,349         455,448
         Europe                             220,231         306,093
         Other nations                       24,368          11,539
                                       ------------    ------------

         Total                         $  2,819,116       2,632,077
                                       ============    ============


         One customer, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 18.1% of sales of which 6.2% was near infrared dyes and 11.9% was security inks.

         Long-lived assets include net property and equipment. The Company had long-lived assets of and $763,815 located in the United States at November 30, 2006 and 2005, respectively.


Note J - Accrued Expenses:

Accrued expenses consisted of the following as of November 30, 2006 and 2005, respectively:


                                           2006            2005
                                       ------------    ------------
Salaries and wages                           13,876          11,807
Employment agreement                        197,338         171,086
Professional fees                             6,000           5,900
Insurance premiums payable                   31,000              --
Property taxes                                4,138           7,862
                                       ------------    ------------
   Total accrued expenses              $    252,352         196,655
                                       ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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

                                          Three Months Ended          Nine Months Ended
                                              November 30,               November 30,
                                      -------------------------   -------------------------
                                          2006          2005          2006          2005
                                      -----------   -----------   -----------   -----------
Basic Earnings Per Common Share:

Net income                            $   137,665       249,096       484,613       506,120

Average common shares
  outstanding                          11,966,355    11,815,355    11,964,211    11,815,355
                                      ===========   ===========   ===========   ===========
Basic earnings per
  common share                        $      0.01          0.02          0.04          0.04
                                      ===========   ===========   ===========   ===========
Diluted Earnings Per Common Share:

Net income                            $   137,665       249,096       484,613       506,120
                                      ===========   ===========   ===========   ===========
Average common shares
  outstanding                          11,966,355    11,815,355    11,964,211    11,815,355

Common shares issuable with respect
to options issued to employees
with a dilutive effect                     51,800       151,182        51,800       151,182
                                      -----------   -----------   -----------   -----------
Total diluted common shares
  outstanding                          12,018,155    11,966,537    12,016,011    11,966,537
                                      ===========   ===========   ===========   ===========
Diluted earnings per
  common share                        $      0.01          0.02          0.04          0.04
                                      ===========   ===========   ===========   ===========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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

         Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2006 and 2005, respectively.

Future minimum payments for the current option period:

            Fiscal years ending February:
            -----------------------------
                       2007                                     $24,435
                       2008                                      97,740
                       2009                                      65,160

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

         In connection with this agreement, deferred compensation in the amount of $18,060 was charged to selling, general and administrative expenses for the nine months ended November 30, 2005.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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

         Accrued compensation included in selling, general and administrative as of November 30, 2006 and 2005 was $197,338 and $171,085, respectively.


Bonus Agreement - Effective for the year ending February 28, 2006, the company shall pay Gregory Amato, CEO, bonus compensation in an amount equal to ten percent of the increase, if any, in the Company's current year consolidated net income as compared to the consolidated net income for the fiscal year ending February 28, 2005. The term net income shall mean consolidated net income after taxes but before any extraordinary items. For subsequent fiscal years, the employee shall be eligible for cash bonuses in such amounts as determined by the Compensation Committee.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2006 AND 2005

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


Note N - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $355,507 and $223,494 were included in cost of sales for the nine months ended November 30, 2006 and 2005, respectively. Expenditures for fiscal year 2007 are projected to remain at approximately the same level as in fiscal 2006.


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