Form 10KSB
period 2007-02-28
EPOLIN INC /NJ/
filed 2007-05-25
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended FEBRUARY 28, 2007

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

State Issuer's revenues for its most    recent    fiscal    year:
                                        $3,609,674.

As of May 1, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (8,259,310 shares) was approximately $5,864,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 1, 2007 was 11,966,355.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held in 2007 are incorporated by reference into Part III hereof.

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

                             PART II

Item 5.        Market for Common Equity,
               Related Stockholder Matters
               and Small Business Issuer
               Purchases of Equity Securities           8

Item 6.        Management's Discussion and
               Analysis or Plan of Operation           11

Item 7.        Financial Statements                    15

Item 8.        Changes in and Disagreements with
               Accountants on Accounting
               and Financial Disclosure                15

Item 8A.       Controls and Procedures                 15

Item 8B.       Other Information                       15


                            PART III

Item 9.        Directors, Executive Officers,
               Promoters, Control Persons and
               Corporate Governance; Compliance
               with Section 16(a)
               of  the Exchange Act                    16

Item 10.       Executive Compensation                  16

Item 11.       Security Ownership of Certain
               Beneficial Owners
               and Management and Related
               Stockholder Matters                     16

Item 12.       Certain Relationships and
               Related Transactions,
               and Director Independence               16

Item 13.       Exhibits                                16

Item 14.       Principal Accountant Fees
               and Services                            16

               Signatures                              17

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

                             PART I

Item 1.        Description of Business.

Introduction

     Epolin, Inc. (referred to herein as "Epolin", the "Company", "we", "us" and "our"), which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Our principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and our telephone number is (973) 465-9495. The Company's web-site can be accessed at www.epolin.com.

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

     Security Ink

     We have a growing business in the sale of EpolightT NIR dyes and EpolightT NIR screen inks to the security industry. Our NIR products have limited visibility to the human eye but can be easily "seen" or read by near infrared diodes or sensors. Their appearance can be completely masked by flooding the NIR message with a visible dye overcoat. Nevertheless, the message is easily visible when viewed with an NIR reader. This feature makes our ink products viable tools to thwart counterfeiting and fraud in the areas of bank cards, currency, secure documents and consumer goods.

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

     During the years ended February 28, 2007 and February 28, 2006, we expended approximately $22,000 and $21,000, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, we do not expect that any sum we may have to pay in connection with environmental matters would have a materially adverse effect on the Company's financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

     We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products. Although the Company limits itself to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2007, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

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

     In addition, we have made a commitment of resources to research and development for new dyes and for improvement of our capability to provide technical services to our dye customers. New applications are pursued by a Director of Research with contributions from Murray S. Cohen, Ph.D., our Chief Scientist and Chairman of the Board. Several programs for near infrared dyes are in various stages of commercialization, as generally described above. The Company's website is a constant source of new development ideas, as the scientific community is aware of our expertise in the field of NIR dyes.

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

     During the years ended February 28, 2007 and February 28, 2006, the amounts spent on research and development activities were approximately $441,000 and $447,000, respectively. All research and development costs are borne by the Company.

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

Sales

     A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales. During the year ended February 28, 2006, approximately 43.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales.

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

     DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. In fiscal 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales. The loss of any of these customers could have a material adverse effect on the Company.

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

     DIVIDENDS.   During fiscal 2007, the Company approved the
adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. As a result, any such future dividends will depend on earnings, other financial requirements and other factors, many of which may be beyond the control of the Company.

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


Item 2.        Description of Property.

     We presently occupy approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. The property is currently owned by Epolin Holding Corp. ("Epolin Holding"), our wholly-owned subsidiary. We presently occupy the property pursuant to a lease, effective November 1, 1996, which was for an initial term of five years with three five years options with annual rent of $97,740, subject to annual adjustments based on increases in the Consumer Price Index which
adjustments have been waived by Epolin Holding.   Such rent
includes real estate taxes and insurance expenses. Generally, we expect that the lease will be renewed in the normal course of business. We believe that the current facility is adequate for the foreseeable future.

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

Period                                    Bid Prices

Fiscal year ended February 28, 2007:   High         Low

March 1, 2006 to May 31, 2006          $.97         $.71
June 1, 2006 to Aug. 31, 2006          $.83         $.65
Sept. 1, 2006 to Nov. 30, 2006         $.87         $.71
Dec. 1, 2006 to Feb. 28, 2007          $.86         $.666

Fiscal year ended February 28, 2006:   High         Low

March 1, 2005 to May 31, 2005          $.59         $.45
June 1, 2005 to Aug. 31, 2005          $.65         $.50
Sept. 1, 2005 to Nov. 30, 2005         $.65         $.55
Dec. 1, 2005 to Feb. 28, 2006          $.76         $.56


Holders

     As of May 1, 2007, there were approximately 280 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

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

Recent Sales of Unregistered Securities

     In fiscal 2005, the Company issued 25,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $6,250. In fiscal 2006, the Company issued 100,000 shares of Common Stock pursuant to an employment agreement and issued 30,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $8,300. In fiscal 2007, the Company issued 56,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $16,210.

     In addition, in fiscal 2005, the Company granted an aggregate of 100,000 stock options exercisable at $.51 per share; and, in fiscal 2006, the Company granted an aggregate of 200,000 stock options exercisable at $.54 per share. In addition, in fiscal 2006, the Company cancelled the 2004 Stock Options and issued an equal number of replacement stock options to holders of the 2004 Stock Options exercisable at $.41 per share. No options were granted in fiscal 2007. All of such stock options expire five or ten years after the date granted and are subject to various vesting periods.

     All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information

      Information regarding equity compensations plans, as of February 28, 2007, is set forth in the table below:

                                                Number of
               Number of                        securities
               securities      Weighted-        remaining
               to be issued    average          available for
               upon            Exercise price   future issuance
               exercise of     of               under
               outstanding     Outstanding      equity
               options,        options,         compensation plans
               warrants and    Warrants and     (excluding
Plan category  rights (a)      rights (b)       securities
                                                reflected
                                                in column (a)) (c)
Equity
compensation
plans          -0-             -0-              -0-
approved by
security
holders
Equity
compensation
plans not      416,000         $0.50            498,000
approved
by security
holders

Total
               416,000         $0.50            498,000

     The foregoing equity compensation plan information relates to the stock options granted under the 1998 Stock Option Plan, as well as 100,000 stock option granted outside of the plan to Greg
Amato.

Small Business Issuer Purchases of Equity Securities

     Information regarding repurchases made by the Company of shares of its Common Stock during the fourth quarter of the fiscal year ended February 28, 2007, is set forth below:


                                       Total         Maximum
                                       Number of     Number
                                       Shares        of Shares
             Total        Average      Purchased     That May
Period       Number of    Price        as Part of    Yet be
             Shares       Paid per     Publicly      Purchased
             Purchased    Share        Announced     Under the
                                       Plans         Plans or
                                       or            Programs(1)
                                       Programs(1)
Dec. 1,
2006 to
Dec. 31,     25,000       $0.84        25,000        168,500
2006

Jan. 1,
2007 to
Jan. 31,     -0-           -0-           -0-         168,500
2007

Feb. 1,
2007 to
Feb. 28,     -0-           -0-           -0-         168,500
2007

Total
             25,000       $0.84        25,000        168,500

_________________________

(1) In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and
     other corporate considerations.   The repurchase program may
     be suspended without further notice. During the fiscal year ended February 28, 2007, a total of 30,000 shares were repurchased at a cumulative cost of $25,550; during the fiscal year ended February 28, 2006, a total of 5,000 shares were repurchased at a cumulative cost of $3,600; during the fiscal year ended February 28, 2005, a total of 50,000 shares were repurchased at a cumulative cost of $29,750; during the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405; during the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624; and, during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

     Epolin, Inc. (the "Company", "we", "us" and "our") is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of infrared dyes, laser absorbing dyes and infrared dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. We also manufacture specialty chemicals for certain chemical manufacturers.

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the year ended February 28, 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales. During the year ended February 28, 2006, approximately 43.9% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the year ended February 28, 2007 and year ended February 28, 2006.

                         Years Ended February  28,

                         2007          2006           % change

Sales                    $3,609,674    $3,700,853       -2.5%

Gross profit              2,155,593     2,219,456       -2.9%

Gross  profit percentage    60.0%         60.0%            0%

Selling, general
& administrative          1,280,547     1,336,977       -4.2%

Operating  income           875,046       882,479       -0.8%
Other Income                 88,451        55,746       58.7%

Income before taxes         963,497       938,225        2.7%

Income  taxes               340,569       343,827       -1.0%

Net  income
(after taxes)             $ 622,928      $594,398        4.8%

Sales

     For the year ended February 28, 2007, sales were $3,610,000 as compared to $3,701,000 for the year ended February 28, 2006, a decrease of $91,000 or 2.5%. Such decrease in sales occurred in both our overseas markets and in North America. Sales in Asia were $508,000 in fiscal 2007 compared to $568,000 in fiscal 2006, a decrease of $60,000. In Europe, sales decreased $13,000 to $308,000 in fiscal 2007 from $321,000 in fiscal 2006. In North America, which represents a majority of our sales income, sales decreased $29,000 to $2,775,000 in fiscal 2007 from $2,804,000 in fiscal 2006. With respect to our product groups, sales in our newer product areas showed an overall increase for the year ended February 28, 2007 compared to the prior year, while sales in our traditional product areas generally declined. Sales in these new product areas increased by $305,000 in fiscal 2007 compared to the prior year and represented 46.3% of all Company sales for the year ended February 28, 2007 while in fiscal 2006 such new products represented 36.9% of all Company sales.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $2,156,000 or 60.0% of sales for the year ended February 28, 2007 compared to $2,219,000 or 60.0% of sales for the year ended February 28, 2006. While the gross profit percentage remained the same from 2006 to 2007, gross profit decreased by $63,000 in terms of absolute dollars primarily due to cost of sales remaining relatively constant in 2007 compared to 2006 (a decrease of only $28,000) while sales decreased $91,000.

     Cost of sales was $1,454,000 for the year ended February 28, 2007 which represented 40.3% of sales compared to $1,481,000 for the year ended February 28, 2006 which represented 40.0% of sales. Total cost of materials decreased $19,000 in fiscal 2007 compared to the prior year, while total factory overhead decreased $9,000 in fiscal 2007 compared to the prior year.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $1,281,000 or 35.4% of sales for the year ended February 28, 2007 from $1,337,000 or 36.1% of sales for the year ended February 28, 2006, a decrease of $56,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries in fiscal 2007 resulting essentially from the Chairman of the Board's decision to become a part-time employee effective in September 2006 with a corresponding reduction in his base salary. In addition, none of our executive officers received any cash bonuses for performance in fiscal 2007.

Operating Income

     Operating income, in terms of absolute dollars, decreased to $875,000 for fiscal 2007 from $882,000 for fiscal 2006, a decrease of $7,000. This decrease was due to reduced sales for 2007 compared to 2006 with total cost of sales and expenses decreasing at approximately the same rate.

Other Income

     Total other income for the year ended February 28, 2007 was $88,000 as compared to $56,000 for the year ended February 28, 2006. We realized rental income of $17,000 for fiscal 2007 compared to rental income of $26,000 for fiscal 2006. Our interest income increased to $72,000 for fiscal 2007 from $30,000 in fiscal 2006 primarily due to a higher interest rate for certain cash on hand in fiscal 2007 compared to the prior year.

Net Income

     During fiscal 2007, we reported income before taxes of $963,000 as compared to income before taxes of $938,000 for fiscal 2006. Income taxes were $340,000 for fiscal 2007 compared to $344,000 for the year ended February 28, 2006. Changes in income taxes are generally attributed to changes from period to period in sales and expenses. Net income after taxes was $623,000 or $0.05 per share for the year ended February 28, 2007 compared to net income after taxes of $594,000 or $0.05 per share for the year ended February 28, 2006.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Although sales have grown in recent years, we experienced a decrease in sales in 2007 compared to the prior year (a decrease of $91,000), primarily due to the downturn we experienced in the third and fourth quarters of fiscal 2007. While sales decreased in 2007, total cost of sales and expenses also decreased by a relatively comparable amount ($83,000) in fiscal 2007 compared to fiscal 2006.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. Nevertheless, in fiscal 2007, sales decreased to $3,610,000, a decrease of 2.5% from the prior year. Such decrease was primarily due to the downturn in sales in the third and fourth quarters of 2007. Yet, we are confident that this is simply a temporary downturn which we do not expect will continue. Nevertheless, we recognize that net income has not increased like
our revenues have increased.   When we began to reassess our
direction in fiscal 2005, we placed an emphasis on sales growth which was achieved, although as mentioned above, it has now taken a downturn. We recognize that we still have to gain more control over our costs and expenses so that we can improve our overall results. This is something we are currently undertaking and we have already instituted certain measures in this regard. Some of these measures have already had a positive effect such as the overall decrease in selling, general and administrative for fiscal 2007 compared to fiscal 2006.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On February 28, 2007, we had working capital of $2,735,000, a debt to equity ratio of 0.17 to 1, and stockholders' equity of $3,652,000 compared to working capital of $2,603,000, a debt to equity ratio of 0.18 to 1, and stockholders' equity of $3,461,000 on February 28, 2006. On February 28, 2007, we had $1,751,000 in cash and cash equivalents, total assets of $4,243,000 and total liabilities of $591,000, compared to $1,515,000 in cash and cash equivalents, total assets of $4,094,000 and total liabilities of $633,000 on February 28, 2006.

     Net cash provided by operating activities for the year ended February 28, 2007 was $845,000 which was primarily the result of net income of $623,000, plus decreases in accounts receivable of $149,000 and increases in accounts payable of $40,000, offset by a decrease in accrued expenses of $62,000. Net cash provided by operating activities for the year ended February 28, 2006 was $705,000, which was primarily the result of net income of $594,000, plus a decrease in inventories of $103,000 and an increase in accrued expenses of $64,000, offset by an increase in accounts receivable of $143,000. Net cash used by investing activities for the year ended February 28, 2007 was $121,000 compared to $191,000 for the year ended February 28, 2006 which change was primarily due to a decrease in equipment purchases. For the year ended February 28, 2007, net cash used by financing activities was $488,000 and was $232,000 for the year ended February 28, 2006 which was due to two cash dividends having been paid in fiscal 2007 compared to one cash dividend being paid in fiscal 2006.

     We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for fiscal 2008 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. During the fiscal year ended February 28, 2007, a total of 30,000 shares were repurchased at a cumulative cost of $25,550; during the fiscal year ended February 28, 2006, a total of 5,000 shares were repurchased at a cumulative cost of $3,600; during the fiscal year ended February 28, 2005, a total of 50,000 shares were repurchased at a cumulative cost of $29,750; during the fiscal year ended February 29, 2004, a total of 184,000 shares were repurchased at a cumulative cost of $103,405; during the fiscal year ended February 28, 2003, a total of 32,500 shares were repurchased at a cumulative cost of $18,624; and, during the fiscal year ended February 28, 2002, a total of 30,000 shares were repurchased at a cumulative cost of $14,837.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item 7.   Financial Statements.

     See the Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 8A.  Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8B.  Other Information.

     Not applicable.

                               PART III

Item 9.   Directors, Executive Officers, Promoters, Control
          Persons and Corporate Governance;
          Compliance with Section 16(a) of the Exchange Act.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2007.


Item 10.  Executive Compensation.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2007.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2007.


Item 12. Certain Relationships and Related Transactions, and Director Independence.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2007.


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


      (1)  Filed  with the Company's Form S-18 Registration
           Statement SEC File 33-25405-NY.


Item 14.  Principal Accountant Fees and Services.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2007.

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


                              Dated:  May 24, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                   Title                          Date



/s/ Greg Amato            Chief Executive Officer          5/24/2007
Greg Amato                (Principal Executive Officer)



/s/ Murray S. Cohen       Chairman of the Board,           5/24/2007
Murray S. Cohen           Secretary and Director



/s/ James Ivchenko        President and Director           5/24/2007
James Ivchenko            (Principal Financial Officer)



/s/ Morris Dunkel         Director                         5/24/2007
Morris Dunkel



/s/ James R. Torpey, Jr.  Director                         5/24/2007
James R. Torpey, Jr.



/s/ Herve A. Meillat      Director                         5/24/2007
Herve A. Meillat

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2007 AND 2006

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

                          INDEPENDENT AUDITOR'S REPORT
             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey



         We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 28, 2007 and 2006 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the period ended February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/ WEISMANN ASSOCIATES LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08865



April 19, 2007


                           EPOLIN, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    February 28,
                                                           ----------------------------
                                                               2007            2006
                                                           ------------    ------------
Current assets:
 Cash and cash equivalents                                 $  1,751,346       1,515,379
 Accounts receivable                                            546,952         695,651
 Inventories                                                    651,648         647,873
 Prepaid expenses                                                77,767          63,072
 Prepaid taxes                                                    1,920           1,599
 Deferred tax assets-current portion                             10,288           6,166
                                                           ------------    ------------

    Total current assets                                      3,039,921       2,929,740
                                                           ------------    ------------

Plant, property and equipment - at cost:
 Land                                                            81,000          81,000
 Building and improvements                                      710,758         685,219
 Laboratory equipment                                           272,685         243,958
 Office equipment                                               160,697         113,986
 Leasehold improvements                                         456,790         449,190
                                                           ------------    ------------

    Total                                                     1,681,930       1,573,353

 Less:  Accumulated depreciation and amortization               858,851         794,147
                                                           ------------    ------------

    Net plant, property and equipment                           823,079         779,206
                                                           ------------    ------------

Other assets:
 Deferred tax assets-non current portion                        152,425         170,156
 Cash value - life insurance policy                             227,258         214,911
                                                           ------------    ------------

    Total other assets                                          379,683         385,067
                                                           ------------    ------------

    Total                                                  $  4,242,683       4,094,013
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       February 28,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
Current liabilities:
  Accounts payable                                                             $     51,782          11,811
  Accrued expenses                                                                  244,905         307,055
  Taxes payable:
    Payroll                                                                           1,889           1,653
    Income                                                                            6,536           5,854
                                                                               ------------    ------------

    Total current liabilities                                                       305,112         326,373
                                                                               ------------    ------------


Other liabilities - Deferred compensation                                           285,864         306,492
                                                                               ------------    ------------

        Total liabilities                                                           590,976         632,865
                                                                               ------------    ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative, $2.50 par value;
    redemption price and liquidation preference; 60,000 shares authorized;
    5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized; 12,915,000 and
    12,859,000 shares issued, 11,966,355 and 11,940,355 shares outstanding
    at 2007 and 2006, respectively                                                2,364,693       2,348,483
    Paid-in capital                                                                  62,111           6,486
    Retained earnings                                                             1,575,985       1,431,711
                                                                               ------------    ------------

        Total                                                                     4,002,789       3,786,680
    Less: Treasury stock - at cost                                                  351,082         325,532
                                                                               ------------    ------------

      Total stockholders' equity                                                  3,651,707       3,461,148
                                                                               ------------    ------------

      Total                                                                    $  4,242,683       4,094,013
                                                                               ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006

                                                               2007            2006
                                                           ------------    ------------
Sales                                                      $  3,609,674       3,700,853
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                               1,454,081       1,481,397
  Selling, general and administrative                         1,280,547       1,336,977
                                                           ------------    ------------

    Total                                                     2,734,628       2,818,374
                                                           ------------    ------------

Operating income                                                875,046         882,479
                                                           ------------    ------------
Other income:
  Rental income                                                  16,500          25,500
  Interest                                                       71,951          30,246
                                                           ------------    ------------

    Total other income                                           88,451          55,746
                                                           ------------    ------------

Income before taxes                                             963,497         938,225

Income taxes                                                    340,569         343,827
                                                           ------------    ------------

Net income                                                 $    622,928         594,398
                                                           ============    ============
Per share data:
  Basic earnings per common share                          $       0.05            0.05
                                                           ============    ============

  Fully diluted earnings per common share                  $       0.05            0.05
                                                           ============    ============

  Weighted average number of common shares outstanding       11,964,806      11,919,688
                                                           ============    ============

  Fully diluted number of common shares outstanding          12,003,424      12,074,197
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006


                               Number of                Additional
                              Outstanding    Common      Paid-in-     Retained      Treasury     Treasury    Stockholders'
                                Shares       Stock       Capital      Earnings       Shares       Costs         Equity
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2005       12,729,000   $2,340,183        6,486    1,073,620       913,645     (321,932)    3,098,357

Dividends paid                        --           --           --     (236,307)           --           --      (236,307)

Common stock issued for
 stock option                    130,000        8,300           --           --            --           --         8,300

Treasury stock purchased              --           --           --           --         5,000       (3,600)       (3,600)

Net income                            --           --           --      594,398            --           --       594,398
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - February 28, 2006   12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========


Balance - March 1, 2006       12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                        --           --           --     (478,654)           --           --      (478,654)

Common stock issued for
  stock option                    56,000       16,210       55,625           --            --           --        71,835

Treasury stock purchased              --           --           --           --        30,000      (25,550)      (25,550)

Net income                            --           --           --      622,928            --           --       622,928
                              ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - February 28, 2007   12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707
                              ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006

                                                                    2007            2006
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    622,928         594,398
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    64,704          46,960
     Deferred tax expense                                             13,609          22,051
     Stock based compensation                                         55,625              --
     Obligation under deferred compensation agreement                (20,628)         18,402
  (Increase) decrease in:
     Accounts receivable                                             148,699        (142,640)
     Inventories                                                      (3,775)        102,543
     Prepaid expenses                                                (14,695)        (13,198)
     Prepaid taxes                                                      (321)           (999)
  Increase (decrease) in:
     Accounts payable                                                 39,971          11,811
     Accrued expenses                                                (62,150)         63,641
     Taxes payable                                                       918           1,915
                                                                ------------    ------------

        Net cash provided by operating activities                    844,885         704,884
                                                                ------------    ------------
Cash flows from investing activities:
  Increase in cash value - life insurance policy                     (12,347)         (8,741)
  Payments for equipment                                            (108,577)       (181,823)
                                                                ------------    ------------

        Net cash used by investing activities                       (120,924)       (190,564)
                                                                ------------    ------------
Cash used from financing activities:
  Issuance of common stock                                            16,210           8,300
  Treasury stock purchased                                           (25,550)         (3,600)
  Dividends paid                                                    (478,654)       (236,307)
                                                                ------------    ------------

        Net cash used by financing activities                       (487,994)       (231,607)
                                                                ------------    ------------

Increase in cash                                                     235,967         282,713

Cash and cash equivalents:
  Beginning                                                        1,515,379       1,232,666
                                                                ------------    ------------

  Ending                                                        $  1,751,346       1,515,379
                                                                ============    ============
Supplemental information:
  Income taxes paid                                             $    322,000         315,400
                                                                ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 40.7% of the Company's trade receivables at February 28, 2007.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 and 2006

Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of February 28, 2007 and for the year then ended are:

                                                CONDENSED CONSOLIDATING BALANCE SHEET

                                                         Epolin
                                         Epolin          Holding,
                                           Inc.           Corp.        Eliminations    Consolidated
                                       ------------    ------------    ------------    ------------
Current assets                         $  2,748,345         291,576              --       3,039,921
Non-current assets                        1,494,338         652,535        (944,111)      1,202,762
                                       ------------    ------------    ------------    ------------
     Total                             $  4,242,683         944,111        (944,111)      4,242,683
                                       ============    ============    ============    ============

   Total liabilities                        590,976         128,552        (128,552)        590,976
                                       ------------    ------------    ------------    ------------

Stockholders' equity:
  Common stock                            2,364,693              --              --       2,364,693
  Additional paid-in capital                 62,111              --              --          62,111
  Retained earnings                       1,575,985         815,559        (815,559)      1,575,985
  Treasury stock                           (351,082)             --              --        (351,082)
                                       ------------    ------------    ------------    ------------

   Total stockholders' equity             3,651,707         815,559        (815,559)      3,651,707
                                       ------------    ------------    ------------    ------------

     Total                             $  4,242,683         944,111        (944,111)      4,242,683
                                       ============    ============    ============    ============

                                                 CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                         Epolin
                                         Epolin          Holding,
                                           Inc.           Corp.        Eliminations    Consolidated
                                       ------------    ------------    ------------    ------------
Sales                                  $  3,609,674              --              --       3,609,674
Other revenue                                    --         114,240         (97,740)         16,500
                                       ------------    ------------    ------------    ------------
     Total                                3,609,674         114,240         (97,740)      3,626,174
                                       ------------    ------------    ------------    ------------

Cost of sales                             1,454,081              --              --       1,454,081
Selling, general and administrative       1,352,586          25,701         (97,740)      1,280,547
                                       ------------    ------------    ------------    ------------

     Total                                2,806,667          25,701         (97,740)      2,734,628
                                       ------------    ------------    ------------    ------------

Operating income                            803,007          88,539              --         891,546

Other income - interest                      63,721           8,230              --          71,951
                                       ------------    ------------    ------------    ------------

Income before taxes                         866,728          96,769              --         963,497

Income taxes                                333,170           7,399              --         340,569
                                       ------------    ------------    ------------    ------------

Net income                             $    533,558          89,370              --         622,928
                                       ============    ============    ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

         Depreciation and amortization expense totaled $64,704 and $46,960 for the years ended February 28, 2007 and 2006, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

Regulations - The Company expended approximately $22,305 through February 28, 2007 and $21,073 through February 28, 2006, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $13,855 and $19,304 for the years ended February 28, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended February 28, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the year ended February 28, 2007, the Company recognized stock-based compensation expenses of $22,625, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

         Prior to the adoption of FAS 123R and for the year ended February 28, 2007, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

         Deferred charges for options granted to non-employees are determined in accordance with FAS No. 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

         The weighted average Black-Scholes value of options granted under the stock plans during the years ended February 28, 2007 and 2006 was $.18 and $.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Years Ended February 28,                            2007         2006
                                                 ----------   ----------
   Weighted average expected life in years                3            4
   Dividends per share                                 0.04         0.02
   Volatility                                           6.0%         6.0%
   Risk-free interest rate                              4.5%         4.0%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

Note B - Summary of Significant Accounting Policies (continued)

Stock-based Compensation - The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Epolin's plans are disclosed below.

                                                                  Year Ended
                                                              February 28, 2006
                                                              -----------------
Net earnings as reported                                      $         594,398

Deduct total additional stock-based employee
compensation cost, net of tax that
would have been included in net earnings under
fair value method                                                        25,800
                                                              -----------------

Proforma net earnings                                         $         568,598
                                                              =================

Basic earnings per share:
As reported                                                                0.05
                                                              =================
Proforma                                                                   0.05
                                                              =================

Average common shares outstanding                                    11,919,688
                                                              =================

Diluted earnings per share:
   As reported                                                             0.05
                                                              =================
   Proforma                                                                0.05
                                                              =================

Total diluted common shares outstanding                              12,074,197
                                                              =================


Note C - Inventories:
                                                            February 28,
                                                    ---------------------------
                                                        2007           2006
                                                    ------------   ------------
Raw materials and supplies                          $     74,317         38,600
Work in process                                          183,142        197,228
Finished goods                                           394,189        412,045
                                                    ------------   ------------

  Total                                             $    651,648        647,873
                                                    ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

Note D - Income Taxes:

1. Federal and State deferred tax assets include:

                                                     2007            2006
                                                 ------------    ------------
    Temporary differences:
         Accelerated amortization                $     30,063          44,530
         Deferred compensation                        122,922         131,792
         Stock based compensation                       9,728              --
                                                 ------------    ------------
             Total                                    162,713         176,322

    Current portion                                    10,288           6,166
                                                 ------------    ------------

    Non-current portion                          $    152,425         170,156
                                                 ============    ============

2. Income tax expense:
                                                     2007            2006
                                                 ------------    ------------
    Current:
         Federal                                 $    259,342         255,744
         State                                         67,618          66,032
                                                 ------------    ------------

             Total current                            326,960         321,776
                                                 ------------    ------------
    Deferred:
         Federal                                       10,845          17,436
         State                                          2,764           4,615
                                                 ------------    ------------

             Total deferred                            13,609          22,051
                                                 ------------    ------------

                 Total                           $    340,569         343,827
                                                 ============    ============

3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                     2007            2006
                                                 ------------    ------------
    Computed at the statutory rate               $    304,598         299,257
    State income taxes (net)                           67,618          66,032
    (Increase) Decrease in deferred tax asset          13,609          22,051
    General business credits                          (36,040)        (29,206)
    Non-deductible items                               (9,216)        (14,307)
                                                 ------------    ------------

             Effective tax                       $    340,569         343,827
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

Note E - Treasury Stock:

         Consists of 948,645 shares as of February 28, 2007 at a net cost of $351,082 and 918,645 shares as of February 28, 2006 at a net cost of $325,532, respectively.

         The Company purchased 30,000 shares during the year ended February 28, 2007 and 5,000 shares during the year ended February 28, 2006.

Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales. During the year ended February 28, 2006, approximately 43.9% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 29.6% of sales.

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

Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $47,677 and $49,940 for the years ended February 28, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

Note H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of February 28, 2007.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through February 28, 2007 totaled 686,000. Options cancelled or expired for all years totaled 240,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of February 28, 2007, and the changes during the year ended February 28, 2007 is presented below:

                                                           Weighted-Average
Fixed Options:                                Shares        Exercise Price
-------------                             --------------    --------------
Balance - March 1, 2005                          322,000    $          .30
     Granted                                     200,000               .54
     Cancelled                                   (35,000)              .25
     Exercised                                   (30,000)              .28
                                          --------------

Balance - February 28, 2006                      457,000               .42
     Granted                                          --                --
     Cancelled and expired                       (85,000)              .25
     Exercised                                   (56,000)              .28
                                          --------------

Balance - February 28, 2007                      316,000    $          .37
                                          ==============


Exercisable at February 28, 2007                 155,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

         2. Stock-based Employee Compensation - A grant of 100,000 shares of restricted common stock one year from the date of the agreement, provided the employee is then employed by the Company. In connection with this agreement, compensation in the amount of $33,000 was charged to selling, general and administrative expenses for the year ended February 28, 2007.


Stock Option Plans - The following table summarizes information about fixed stock options outstanding at February 28, 2007:

              Outstanding Options                          Exercisable Options
-------------------------------------------------     -----------------------------
                     Number      Weighted-average       Number
   Range of       Outstanding       Remaining         Exercisable   Weighted-average
Exercise Price    at 2/28/07     Contractual Life     at 2/28/07     Exercise Price
--------------   ------------    ----------------     ----------     --------------
    $ .41             116,000          7.0                55,000          .41
      .51             100,000          2.7               100,000          .51
      .54             200,000          3.3               100,000          .54

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006


Note I - Segment Reporting (continued):

Sales by geographic area are as follows:

                                                   Years Ended February 28,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
         United States                           $  2,775,135       2,798,627
         Asia                                         508,235         567,848
         Europe                                       308,278         321,143
         Other nations                                 18,026          13,235
                                                 ------------    ------------

         Total                                   $  3,609,674       3,700,853
                                                 ============    ============


         One customer, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 15.7% of sales of which 3.3% was near infrared dyes and 12.4% was security inks.

         Long-lived assets include net property and equipment. The Company had long-lived assets of $823,079 and $779,206 located in the United States at February 28, 2007 and 2006, respectively.

Note J - Accrued Expenses:

Accrued expenses consisted of the following as of February 28, 2007 and 2006, respectively:

                                                     2007            2006
                                                 ------------    ------------
Salaries and wages                                      2,234          40,434
Employment agreement                                  210,000         195,000
Professional fees                                      32,671          26,900
Consulting fees                                            --          11,840
Commissions                                                            20,419
Property taxes                                             --          12,462
                                                 ------------    ------------

Total accrued expenses                           $    244,905         307,055
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

                                                   Years Ended February 28,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------

Basic Earnings Per Common Share:

Net income                                       $    622,928         594,398

Average common shares
 outstanding                                       11,964,806      11,919,688
                                                 ============    ============
Basic earnings per
 common share                                    $       0.05            0.05
                                                 ============    ============

Diluted Earnings Per Common Share:

Net income                                       $    622,928         594,398
                                                 ============    ============
Average common shares
 outstanding                                       11,964,806      11,919,688

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                 38,618         154,509
                                                 ------------    ------------
Total diluted common shares
 outstanding                                       12,003,424      12,074,197
                                                 ============    ============
Diluted earnings per
 common share                                    $       0.05            0.05
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

         Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 28, 2007 and 2006, respectively.

Future minimum payments for the current option period:

          Fiscal years ending February:
          -----------------------------
                       2008                                     $97,740
                       2009                                      97,740
                       2010                                      97,740
                       2011                                      65,160

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

         In connection with this agreement, deferred compensation in the amount of $26,212 was charged to selling, general and administrative expenses for the year ended February 28, 2006.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

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

         Accrued compensation included in selling, general and administrative as of February 28, 2007 and 2006 was $210,000 and $195,000, respectively.


Bonus Agreement - Effective for the year ending February 28, 2006, the company shall pay Gregory Amato, CEO, bonus compensation in an amount equal to ten percent of the increase, if any, in the Company's current year consolidated net income as compared to the consolidated net income for the fiscal year ending February 28, 2006. The term net income shall mean consolidated net income after taxes but before any extraordinary items. For subsequent fiscal years, the employee shall be eligible for cash bonuses in such amounts as determined by the Compensation Committee.

         Accrued bonus compensation in the amount of $10,100 was included in selling, general and administrative expenses for the year ended February 28, 2006.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2007 AND 2006

Note M - Dividends:

         In December 2006, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on January 3, 2007 to shareholders of record on December 18, 2006.

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

Note N - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $441,354 and $446,916 were included in cost of sales for the years ended February 28, 2007 and 2006, respectively. Expenditures for fiscal year 2008 are projected to remain at approximately the same level as in fiscal 2007.

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