Form 10QSB
period 2007-05-31
EPOLIN INC /NJ/
filed 2007-07-13
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2007

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

Common, no par value per share: 11,966,355 outstanding as of July
2, 2007

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

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Form 10-KSB for the year ended February 28, 2007. The Company does not intend to update these forward-looking statements.

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the three months ended May 31, 2007, approximately 37.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 30.5% of sales. During the three months ended May 31, 2006, approximately 40.6% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 29.6% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three months ended May 31, 2007 and 2006.

                    Three Months Ended May 31,

                             2007        2006       % change

Sales                    $  842,001   $1,094,070     -23.0%

Gross profit                513,345      655,152     -21.6%

Gross profit percentage       61.0%        60.0%       1.0%

Selling, general &
administrative              295,999      296,116      -0.4%

Operating income            217,346      359,036     -39.5%
Other Income                 14,940       10,042      48.8%

Income before taxes         232,286      369,078     -37.1%

Income taxes                 79,510      143,179     -44.5%

Net income (after taxes)  $ 152,776    $ 225,899     -32.4%


Sales

     For the three months ended May 31, 2007, sales were $842,000 as compared to $1,094,000 for the three months ended May 31, 2006, a decrease of $252,000 or 23.0%. Such decrease in sales occurred in both our overseas markets and in North America.
Sales in Asia were $155,000 for the three months ended May 31, 2007, compared to $216,000 for the three months ended May 31, 2006, a decrease of $61,000. In Europe, sales decreased by $35,000 to $22,000 in the three months ended May 31, 2007 from $57,000 in the three months ended May 31, 2006. In North America, which represents a majority of our sales income, sales decreased by $155,000 to $661,000 in the three months ended May 31, 2007 from $816,000 in the three months ended May 31, 2006. With respect to our various product groups, sales in our newer product areas showed an overall decrease for the three months ended May 31, 2007 compared to the prior year period, and sales in our traditional product areas also generally declined.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $513,000 or 61.0% of sales for the three months ended May 31, 2007 compared to $655,000 or 60.0% of sales for the three months ended May 31, 2006. Although gross profit decreased by $142,000 in terms of absolute dollars primarily due to the downturn in sales, the gross profit percentage remained relatively constant from period to period.

     Cost of sales was $329,000 for the three months ended May 31, 2007 which represented 39.1% of sales compared to $439,000 for the three months ended May 31, 2006 which represented 40.1% of sales. Total cost of materials decreased $39,000 in the three months ended May 31, 2007 compared to the prior year period, and total factory overhead also decreased $71,000 in the three months ended May 31, 2007 compared to the prior year.

Selling, General and Administrative Expenses

     In terms of absolute dollars, selling, general and administrative expenses remained constant in the three months ended May 31, 2007 compared to the prior year period. For the three months ended May 31, 2007, selling, general and administrative expenses were $296,000 or 35.2% of sales compared to $296,000 or 27.1% of sales for the three months ended May 31, 2006.

Operating Income

     Operating income, in terms of absolute dollars, decreased to $217,000 for the three months ended May 31, 2007 from $359,000 for the three months ended May 31, 2006, a decrease of $142,000. This decrease was due to reduced sales for the quarter ended May 31, 2007 compared to the prior year period which sales decreased at a greater rate than total cost of sales and expenses.

Other Income

     Total other income for the three months ended May 31, 2007 was $15,000 as compared to $10,000 for the three months ended May 31, 2006. Our interest income increased to $15,000 for the three months ended May 31, 2007 from $6,000 in the prior year period primarily due to a higher interest rate for certain cash on hand in the three months ended May 31, 2007, compared to the prior year period. We did not realize any rental income in the three months ended May 31, 2007 compared to $5,000 for the prior year period. At May 31, 2007, our sub-tenant was in arrears in its rental obligations.

Net Income

     During the three months ended May 31, 2007, we reported income before taxes of $232,000 as compared to income before taxes of $369,000 for the three months ended May 31, 2006.
Income taxes were $80,000 for the three months ended May 31, 2007 compared to income taxes of $143,000 for the three months ended May 31, 2006. The decrease in income taxes is generally attributed to changes from period to period in sales and expenses. Net income after taxes was $153,000 or $0.01 per share for the three months ended May 31, 2007 as compared to net income after taxes of $226,000 or $0.02 per share for the three months ended May 31, 2006. The decrease in net income after taxes was primarily due to the decrease in sales, along with a lesser decrease in total cost of sales and expenses.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Although sales have grown in recent years, we experienced a decrease in sales in 2007 compared to the prior year (a decrease of $91,000), primarily due to the downturn we experienced in the third and fourth quarters of fiscal 2007. Such decrease in sales continued into the first
quarter of fiscal 2008.   While sales have decreased in 2007,
total cost of sales and expenses also decreased by a relatively comparable amount ($83,000) in fiscal 2007 compared to fiscal
2006.   Total cost of sales and expenses also decreased in the
first quarter of fiscal 2008 compared to the prior year period but at a lesser rate than the decrease in sales for the periods.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. Nevertheless, in fiscal 2007, sales decreased to $3,610,000, a decrease of 2.5% from the prior year. Such decrease was primarily due to the downturn in sales in the third and fourth quarters of 2007 which has continued into the first
quarter of fiscal 2008.   During these periods of reduced sales,
we have especially seen a major decline in sales of security inks for the credit card market which had been a key area of our
growth in recent periods.   We are confident, however, that the
decrease in our overall sales is simply a temporary downturn which we do not expect will continue. Whether or not our credit card security inks business regains its strength, we expect that sales in other areas will improve.

     With regard to the net income we have achieved in recent years, we recognize that net income has not increased like our
revenues have increased.   When we began to reassess our
direction in fiscal 2005, we placed an emphasis on sales growth which was achieved, although as mentioned above, it has now taken a downturn. We recognize that we still have to gain more control over our costs and expenses so that we can improve our overall results. This is something we are currently undertaking and we have already instituted certain measures in this regard. Some of these measures have already had a positive effect such as the overall decrease in selling, general and administrative for fiscal 2007 compared to fiscal 2006.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2007, we had working capital of $2,599,000, a debt to equity ratio of 0.19 to 1, and stockholders equity of $3,565,000 compared to working capital of $2,595,000, a debt to equity ratio of 0.22 to 1, and stockholders equity of $3,490,000 on May 31, 2006. On May 31, 2007, we had $1,686,000 in cash and cash equivalents, total assets of $4,230,000 and total liabilities of $665,000, compared to $1,733,000 in cash and cash equivalents, total assets of $4,262,000 and total liabilities of $771,000 on May 31, 2006.

     Net cash provided by operating activities for the three months ended May 31, 2007 was $219,000 which was primarily the result of net income of $153,000, plus decreases in prepaid expenses of $20,000 and increases in accrued expenses of $63,000 and taxes payable of $68,000, offset by increases in accounts receivable of $50,000 and decreases in accounts payable of
$29,000.   Net cash provided by operating activities for the
three months ended May 31, 2006 was $475,000 which was primarily the result of net income of $226,000, plus decreases in accounts receivable of $65,000 and prepaid expenses of 22,000, and increases in accounts payable of $24,000, accrued expenses of $15,000 and taxes payable of $131,000, offset by increases in inventories of $33,000. Net cash used by investing activities for the three months ended May 31, 2007 was $46,000 compared to $23,000 for the three months ended May 31, 2006 which change was primarily due to an increase in equipment purchases. For the three months ended May 31, 2007, net cash used by financing activities was $239,000 and was $235,000 for the three months ended May 31, 2006 which was primarily due to the payment of dividends which occurred in both the first three months of fiscal 2008 and the first three months of fiscal 2007.

     We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy our contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for the balance of fiscal 2008 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Other Information

     Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006. In addition, in December 2006 and considering our cash position, the Board of Directors declared a special cash dividend of $0.02 per
share which was paid on January 3, 2007.   In April 2007, the
Board of Directors declared and the Company paid in May 2007 the second regular annual cash dividend of $0.02 per share.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. During the three months ended May 31, 2007, no repurchases were made under this program. To date, a total of 331,500 shares have been repurchased at a cumulative cost of $195,766.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: July 12, 2007               By:  /s/ Murray S. Cohen
                                        Murray S. Cohen,
                                        Chairman of the Board



Dated: July 12, 2007               By:  /s/ James Ivchenko
                                        James Ivchenko,
                                        President
                                        (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    THREE MONTHS ENDED MAY 31, 2007 AND 2006

                                    CONTENTS

                                                                          Page
                                                                          ----

Accountant's Review Report                                                 1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                          2 - 3

    Consolidated Statements of Income                                      4

    Consolidated Statements of Stockholders' Equity                        5

    Consolidated Statements of Cash Flows                                  6

Notes to Consolidated Financial Statements                               7 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2007 and 2006 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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



/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08876


June 13, 2007


                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                      May 31,
                                                           ----------------------------
                                                               2007            2006
                                                           ------------    ------------
Current assets:
  Cash and cash equivalents                                $  1,685,540       1,732,820
  Accounts receivable                                           596,625         631,102
  Inventories                                                   656,249         681,280
  Prepaid expenses                                               57,781          40,884
  Prepaid taxes                                                     470              --
  Deferred tax assets-current portion                            10,542           6,016
                                                           ------------    ------------

    Total current assets                                      3,007,207       3,092,102
                                                           ------------    ------------

Plant, property and equipment - at cost:
  Land                                                           81,000          81,000
  Building and improvements                                     710,758         704,578
  Laboratory equipment                                          280,368         243,958
  Office equipment                                              195,388         117,491
  Leasehold improvements                                        456,790         449,190
                                                           ------------    ------------

    Total                                                     1,724,304       1,596,217

  Less:  Accumulated depreciation and amortization              878,166         807,816
                                                           ------------    ------------

    Net plant, property and equipment                           846,138         788,401
                                                           ------------    ------------
Other assets:
  Deferred tax assets-non current portion                       146,111         166,132
  Cash value - life insurance policy                            230,667         214,911
                                                           ------------    ------------

    Total other assets                                          376,778         381,043
                                                           ------------    ------------

    Total                                                  $  4,230,123       4,261,546
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               May 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $     23,112          35,719
  Accrued expenses                                                        308,322         322,285
  Taxes payable:
    Payroll                                                                 1,889           1,653
    Income                                                                 75,194         137,303
                                                                     ------------    ------------

    Total current liabilities                                             408,517         496,960
                                                                     ------------    ------------


Other liabilities - Deferred compensation                                 256,450         274,492
                                                                     ------------    ------------

      Total liabilities                                                   664,967         771,452
                                                                     ------------    ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,915,000 and 12,890,000 shares issued, and 11,966,355
    shares outstanding at 2007 and 2006, respectively                   2,364,693       2,357,193
    Paid-in capital                                                        62,111          44,700
    Retained earnings                                                   1,489,434       1,418,283
                                                                     ------------    ------------

      Total                                                             3,916,238       3,820,176
  Less: Treasury stock - at cost                                          351,082         330,082
                                                                     ------------    ------------

    Total stockholders' equity                                          3,565,156       3,490,094
                                                                     ------------    ------------

    Total                                                            $  4,230,123       4,261,546
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MAY 31, 2007 AND 2006

                                                               2007            2006
                                                           ------------    ------------
Sales                                                      $    842,001       1,094,070
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 328,656         438,918
  Selling, general and administrative                           295,999         296,116
                                                           ------------    ------------

     Total                                                      624,655         735,034
                                                           ------------    ------------

Operating income                                                217,346         359,036
                                                           ------------    ------------

Other income:
  Rental income                                                      --           4,500
  Interest                                                       14,940           5,542
                                                           ------------    ------------

    Total other income                                           14,940          10,042
                                                           ------------    ------------

Income before taxes                                             232,286         369,078

Income taxes                                                     79,510         143,179
                                                           ------------    ------------

Net income                                                 $    152,776         225,899
                                                           ============    ============

Per share data:
  Basic earnings per common share                          $       0.01            0.02
                                                           ============    ============

  Fully diluted earnings per common share                  $       0.01            0.02
                                                           ============    ============

  Weighted average number of common shares outstanding       11,964,806      11,959,942
                                                           ============    ============

  Fully diluted number of common shares outstanding          12,003,424      12,053,560
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 2007 AND 2006


                           Number of                Additional
                          Outstanding     Common      Paid-in-     Retained      Treasury     Treasury    Stockholders'
                             Shares       Stock       Capital      Earnings       Shares        Costs        Equity
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2006    12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                     --           --           --     (239,327)           --           --      (239,327)

Common stock issued for
  stock option                 31,000        8,710       38,214           --            --           --        46,924

Treasury stock purchased           --           --           --           --         5,000       (4,550)       (4,550)

Net income                         --           --           --      225,899            --           --       225,899
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - May 31, 2006     12,890,000   $2,357,193       44,700    1,418,283       923,645     (330,082)    3,490,094
                           ==========   ==========   ==========   ==========    ==========   ==========    ==========



Balance - March 1, 2007    12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707

Dividends paid                     --           --           --     (239,327)           --           --      (239,327)

Net income                         --           --           --      152,776            --           --       152,776
                           ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - May 31, 2007     12,915,000   $2,364,693       62,111    1,489,434       948,645     (351,082)    3,565,156
                           ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2007 AND 2006


                                                                         2007            2006
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $    152,776         225,899
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        19,315          13,669
      Deferred tax expense                                                  6,060           4,174
      Stock based compensation                                                 --          38,214
      Obligation under deferred compensation agreement                    (29,414)        (32,000)
  (Increase) decrease in:
      Accounts receivable                                                 (49,673)         64,549
      Inventories                                                          (4,601)        (33,407)
      Prepaid expenses                                                     19,986          22,188
      Prepaid taxes                                                         1,450           1,599
  Increase (decrease) in:
      Accounts payable                                                    (28,670)         23,908
      Accrued expenses                                                     63,417          15,230
      Taxes payable                                                        68,658         131,449
                                                                     ------------    ------------

        Net cash provided by operating activities                         219,304         475,472
                                                                     ------------    ------------

Cash flows from investing activities:
  Increase in cash value - life insurance policy                           (3,409)             --
  Payments for equipment                                                  (42,374)        (22,864)
                                                                     ------------    ------------

        Net cash used by investing activities                             (45,783)        (22,864)
                                                                     ------------    ------------

Cash used from financing activities:
  Issuance of common stock                                                     --           8,710
  Treasury stock purchased                                                     --          (4,550)
  Dividends paid                                                         (239,327)       (239,327)
                                                                     ------------    ------------

        Net cash used by financing activities                            (239,327)       (235,167)
                                                                     ------------    ------------

Increase (decrease) in cash                                               (65,806)        217,441

Cash and cash equivalents:
  Beginning                                                             1,751,346       1,515,379
                                                                     ------------    ------------

  Ending                                                             $  1,685,540       1,732,820
                                                                     ============    ============
Supplemental information:
  Income taxes paid                                                  $      3,242           5,955
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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

Note B - Summary of Significant Accounting Policies:

Basis of Presentation - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim period ended May 31, 2007 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2008.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 53.6% of the Company's trade receivables at May 31, 2007.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006


Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of May 31, 2007 and for the three months then ended are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                           Epolin           Epolin
                                             Inc.        Holding, Corp.     Eliminations      Consolidated
                                       --------------    --------------    --------------    --------------
Current assets                         $    2,690,092           317,115                --         3,007,207
Non-current assets                          1,540,031           645,805          (962,920)        1,222,916
                                       --------------    --------------    --------------    --------------
       Total                           $    4,230,123           962,920          (962,920)        4,230,123
                                       ==============    ==============    ==============    ==============

     Total liabilities                        664,967           126,923          (126,923)          664,967
                                       --------------    --------------    --------------    --------------

Stockholders' equity:
  Common stock                              2,364,693                --                --         2,364,693
  Additional paid-in capital                   62,111                --                --            62,111
  Retained earnings                         1,489,434           835,997          (835,997)        1,489,434
  Treasury stock                             (351,082)               --                --          (351,082)
                                       --------------    --------------    --------------    --------------

     Total stockholders' equity             3,565,156           835,997          (835,997)        3,565,156
                                       --------------    --------------    --------------    --------------

       Total                           $    4,230,123           962,920          (962,920)        4,230,123
                                       ==============    ==============    ==============    ==============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                           Epolin           Epolin
                                             Inc.        Holding, Corp.     Eliminations      Consolidated
                                       --------------    --------------    --------------    --------------
Sales                                  $      842,001                --                --           842,001
Other revenue                                      --            24,435           (24,435)               --
                                       --------------    --------------    --------------    --------------
       Total                                  842,001            24,435           (24,435)          842,001
                                       --------------    --------------    --------------    --------------

Cost of sales                                 328,656                --                --           328,656
Selling, general and administrative           313,704             6,730           (24,435)          295,999
                                       --------------    --------------    --------------    --------------

       Total                                  642,360             6,730           (24,435)          624,655
                                       --------------    --------------    --------------    --------------

Operating income                              199,641            17,705                --           217,346

Other income - interest                        10,757             4,183                --            14,940
                                       --------------    --------------    --------------    --------------

Income before taxes                           210,398            21,888                --           232,286

Income taxes                                   78,060             1,450                --            79,510
                                       --------------    --------------    --------------    --------------

Net income                             $      132,338            20,438                --           152,776
                                       ==============    ==============    ==============    ==============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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

         Depreciation and amortization expense totaled $19,315 and $13,669 for the three months ended May 31, 2007 and 2006, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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

Regulations - The Company expended approximately $9,702 through May 31, 2007 and $3,826 through May 31, 2006, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $1,769 and $4,476 for the three months ended May 31, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended May 31, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the three months ended May 31, 2007 and 2006, the Company recognized stock-based compensation expenses of $5,688 and $5,214, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the three months ended May 31, 2007 and 2006 was $.18 and $.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Three months ended May 31,                               2007          2006
                                                      ----------    ----------
         Weighted average expected life in years               4             3
         Dividends per share                                0.04          0.02
         Volatility                                          6.0%          6.0%
         Risk-free interest rate                             4.9%          4.5%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

Note C - Inventories:
                                                          May 31,
                                                 -------------------------
                                                    2007           2006
                                                 ----------     ----------
  Raw materials and supplies                     $   66,132         62,756
  Work in process                                   217,501        191,472
  Finished goods                                    372,616        427,052
                                                 ----------     ----------

  Total                                          $  656,249        681,280
                                                 ==========     ==========

Note D - Income Taxes:

1. Federal and State deferred tax assets include:

                                                    2007           2006
                                                 ----------     ----------
    Temporary differences:
       Accelerated amortization                  $   24,990         50,546
       Deferred compensation                        129,217        119,360
       Stock based compensation                       2,446          2,242
                                                 ----------     ----------
          Total                                     156,653        172,148

    Current portion                                  10,542          6,016
                                                 ----------     ----------

    Non-current portion                          $  146,111        166,132
                                                 ==========     ==========

2. Income tax expense:
                                                    2007           2006
                                                 ----------     ----------
    Current:
       Federal                                   $   59,300        110,241
       State                                         14,150         28,764
                                                 ----------     ----------

          Total current                              73,450        139,005
                                                 ----------     ----------
    Deferred:
       Federal                                        4,460          3,300
       State                                          1,600            874
                                                 ----------     ----------

          Total deferred                              6,060          4,174
                                                 ----------     ----------

                 Total                           $   79,510        143,179
                                                 ==========     ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

Note E - Treasury Stock:

         Consists of 948,645 shares as of May 31, 2007 at a net cost of and 923,645 shares as of May 31, 2006 at a net cost of $330,082, respectively.

         The Company purchased 5,000 shares during the three months ended May 31, 2006.

Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2007, approximately 37.4% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 30.5% of sales. During the three months ended May 31, 2006, approximately 40.6% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 29.6% of sales.

Note G - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year.

Note H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $11,750 and $12,683 for the three months ended May 31, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

Note H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of May 31, 2007.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through May 31, 2007 totaled 686,000. Options cancelled or expired for all years totaled 240,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of May 31, 2007, and the changes during the three months ended May 31, 2007 is presented below:

                                                             Weighted-Average
Fixed Options:                                     Shares      Exercise Price
--------------                                   ---------     --------------
Balance - March 1, 2006                            457,000         $.42
         Granted                                        --           --
         Cancelled and expired                     (85,000)         .25
         Exercised                                 (56,000)         .28
                                                 ---------

Balance - February 28, 2007                        316,000          .37
          Granted                                       --           --
          Cancelled and expired                         --           --
          Exercised                                     --           --
                                                 ---------

Balance - May 31, 2007                             316,000         $.46
                                                 =========

Exercisable at May 31, 2007                        155,000

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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


Stock Option Plans - The following table summarizes information about fixed stock options outstanding at May 31, 2007:

                 Outstanding Options                          Exercisable Options
---------------------------------------------------    -------------------------------
                      Number       Weighted-average       Number
  Range of         Outstanding        Remaining         Exercisable    Weighted-average
Exercise Price     at 5/31/07      Contractual Life     at 5/31/07      Exercise Price
--------------     -----------     ----------------    ------------     --------------
    $.41               116,000           6.7                 55,000         .41
     .51               100,000           2.4                100,000         .51
     .54               200,000           3.1                100,000         .54

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006


Note I - Segment Reporting (continued):

Sales by geographic area are as follows:


                                                  Three Months Ended May 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
         United States                           $    661,267         816,459
         Asia                                         154,946         215,835
         Europe                                        22,288          56,618
         Other nations                                  3,500           5,158
                                                 ------------    ------------

         Total                                   $    842,001       1,094,070
                                                 ============    ============

         One customer, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 16.4% of sales of which 4.6% was near infrared dyes and 11.8% was security inks.

         Long-lived assets include net property and equipment. The Company had long-lived assets of $846,138 and $788,401 located in the United States at May 31, 2007 and 2006, respectively.


Note J - Accrued Expenses:

Accrued expenses consisted of the following as of May 31, 2007 and 2006, respectively:


                                                     2007            2006
                                                 ------------    ------------
         Salaries and wages                            16,104          23,462
         Employment agreement                         273,150         271,585
         Professional fees                             19,068          19,100
         Property taxes                                    --           8,138
                                                 ------------    ------------

         Total accrued expenses                  $    308,322         322,285
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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

                                                  Three Months Ended May 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
 Basic Earnings Per Common Share:

Net income                                       $    152,776         225,899

Average common shares
  outstanding                                      11,964,806      11,959,942
                                                 ============    ============

Basic earnings per
  common share                                   $       0.01            0.02
                                                 ============    ============

Diluted Earnings Per Common Share:

Net income                                       $    152,776         225,899
                                                 ============    ============

Average common shares
outstanding                                        11,964,806      11,959,942

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                 38,618          93,618
                                                 ------------    ------------

Total diluted common shares
  outstanding                                      12,003,424      12,053,560
                                                 ============    ============

Diluted earnings per
  common share                                   $       0.01            0.02
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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

         Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2007 and 2006, respectively.

Future minimum payments for the current option period:

              Fiscal years ending February:
              -----------------------------
                             2008                     $     73,305
                             2009                           97,740
                             2010                           97,740
                             2011                           65,160


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

         In connection with this agreement, deferred compensation in the amount of $2,586 and $6,020 was charged to selling, general and administrative expenses for the three months ended May 31, 2007 and 2006, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

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

         Accrued compensation included in selling, general and administrative as of May 31, 2007 and 2006 was $63,150 and $76,585, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2007 AND 2006

Note M - Dividends:

         In April 2007, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 14, 2007 to shareholders of record on April 30, 2007.

         In April 2006, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 1, 2006 to shareholders of record on April 20, 2006.

Note N - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $79,594 and $127,237 were included in cost of sales for the three months ended May 31, 2007 and 2006, respectively. Expenditures for fiscal year 2008 are projected to remain at approximately the same level as in fiscal 2007.

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