Form 10QSB
period 2007-08-31
EPOLIN INC /NJ/
filed 2007-10-15
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2007

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

Common, no par value per share: 11,966,355 outstanding as of October 10, 2007

                          EPOLIN, INC.

                        TABLE OF CONTENTS

                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.                      3
Item 2.        Management's Discussion
               and Analysis or Plan of Operation.         3
Item 3.        Controls and Procedures.                   9

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.                         10
Item 2.        Unregistered Sales of Equity Securities
               and Use of Proceeds.                       10
Item 3.        Default upon Senior Securities.            10
Item 4.        Submission of Matters to a Vote
               of Security Holders.                       10
Item 5.        Other Information.                         10
Item 6.        Exhibits.                                  10

SIGNATURES                                                11

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the six months ended August 31, 2007, approximately 40.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 33.0% of sales. During the six months ended August 31, 2006, approximately 40.8% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 26.9% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three months ended August 31, 2007 and 2006 and six months ended August
31, 2007 and 2006.

                         Three Months Ended August 31,

                               2007          2006          % change

Sales                      $1,092,558     $950,911          14.9%

Gross profit                  644,658      517,784          24.5%

Gross profit percentage          59.0%        54.5%          4.5%

Selling, general &
administrative                343,000      352,379          -2.7%

Operating income              301,658      165,405          82.4%
Other Income                   21,244       29,424         -27.8%

Income before taxes           322,902      194,829          65.7%

Income taxes                  126,038       73,780          70.8%

Net income (after taxes)   $  196,864     $121,049          62.6%



                         Six Months Ended August 31,

                               2007          2006          % change

Sales                      $1,934,559   $2,044,981          -5.4%

Gross profit                1,158,003    1,172,936          -1.3%

Gross profit percentage          59.8%        57.4%          2.4%

Selling, general &
administrative                638,999      648,495          -1.5%

Operating income              519,004      524,441          -1.0%
Other Income                   36,184       39,466          -8.3%

Income before taxes           555,188      563,907          -1.5%

Income taxes                  205,548      216,959          -5.3%

Net income (after taxes)  $   349,640    $ 346,948           0.8%


Sales

     For the three months ended August 31, 2007, sales were $1,093,000 as compared to $951,000 for the three months ended August 31, 2006, an increase of $142,000 or 14.9%. Sales decreased to $1,935,000 for the six months ended August 31, 2007 from $2,045,000 for the six months ended August 31, 2006, a decrease of $110,000 or 5.4%. Sales in the eye protection market, which represent our oldest and traditional market, increased by $26,000 and $122,000 for the three and six months ended August 31, 2007 compared to the prior years periods. Sales in the ink and coating market increased by $140,000 for the three months ended August 31, 2007 compared to the three months ended August 31, 2006, although for the six month period ended August 31, 2007, sales decreased by $164,000 compared to the prior year six month period. Sales in the light management market were relatively stagnant from period to period. Sales increased in this market by $5,000 for the three month period ended August 31, 2007 and decreased by $29,000 for the six month period ended August 31, 2007 compared to the prior year. The decrease in sales in the ink and coating market for the six months ended
August 31, 2007 was primarily due to the major decline in sales of security inks for the credit card market which had been a key area of our growth prior to the early part of fiscal 2007. Nevertheless, we did begin to see a turnaround in this market in the second quarter of fiscal 2008 which resulted in the $140,000 increase in this market for the three months ended August 31, 2007 compared to the prior year.

     Sales overseas decreased in Asia and Europe for the six months ended August 31, 2007 while sales slightly increased in the United States for such six month period compared to the prior
year.   For the six months ended August 31, 2007, sales in Asia
decreased to $257,000 from $352,000 for the three months ended August 31, 2006, and, in Europe, sales decreased to $112,000 for the six months ended August 31, 2007 from $139,000 for the prior year. In the United States, sales increased to $1,565,000 for the six months ended August 31, 2007 from $1,548,000 for the six months ended August 31, 2006.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $645,000 or 59.0% of sales for the three months ended August 31, 2007 compared to $518,000 or 54.5% of sales for the three months ended August 31, 2006. For the six months ended August 31, 2007, gross profit was $1,158,000 or 59.8% of sales compared to $1,173,000 or 57.4% of sales for the six months ended August 31, 2006. In terms of absolute dollars, gross profit increased $127,000 for the three months ended August 31, 2007 compared to the prior year period, and decreased $15,000 for the six months ended August 31, 2007 compared to the prior year period.

     Cost of sales was $448,000 for the three months ended August 31, 2007 which represented 41.0% of sales compared to $433,000 for the three months ended August 31, 2006 which represented 45.5% of sales. For the six months ended August 31, 2007, cost of sales was $777,000 which represented 40.2% of sales, compared to $872,000 for the six months ended August 31, 2006 which represented 42.6% of sales. Total cost of materials decreased $19,000 in the six months ended August 31, 2007 compared to the prior year period. Total factory overhead also decreased by $76,000 in the six months ended August 31, 2007 compared to the prior year period, primarily due to decreases in research and development salaries and decreases in applied factory overhead.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, although relatively unchanged, decreased to $343,000 or 31.4% of sales, for the three months ended August 31, 2007 from $352,000 or 37.1% of sales for the three months ended August 31, 2006, a decrease of $9,000. Selling, general and administrative expenses decreased to $639,000 or 33.0% for the six months ended August 31, 2007 from $648,000 or 31.7% of sales for the six months ended August 31, 2006, a decrease of $9,000. Such minor decrease in absolute dollars in selling, general and administrative expenses for the six months ended August 31, 2007 compared to the prior year period was primarily due to decreases in officer salaries and employee benefits offset by increases in applied factory overhead and administrative salaries.

Operating Income

     Operating income in terms of absolute dollars, increased to $302,000 for the three months ended August 31, 2007 from $165,000 for the prior year period, an increase of $137,000, although operating income for the six months ended August 31, 2007 decreased to $519,000 from $524,000 for the prior year period, a decrease of $5,000. Such change in the three and six month periods was primarily due to the increase in sales in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008. As a percentage of sales, operating income increased to 27.6% of sales for the three months ended August 31, 2007 from 17.4% of sales for the three months ended August 31, 2006. For the six months ended August 31, 2007, operating income increased as a percentage of sales to 26.9% from 25.7% for the six months ended August 31, 2006.

Other Income

     Total other income for the three months ended August 31, 2007 was $21,000 as compared to $29,000 for the three months ended August 31, 2006. Total other income for the six months ended August 31, 2007 was $36,000 as compared to $39,000 for the six months ended August 31, 2006. We realized rental income of $9,000 and $9,000 for the three and six months ended August 31, 2007 compared to rental income of $7,500 and $12,000 for the comparable periods of 2006. Our interest income was $12,000 and $27,000 for the three and six months ended August 31, 2007 compared to $22,000 and $27,000 for the prior year periods.

Net Income

     During the three months ended August 31, 2007, we reported income before taxes of $323,000 as compared to income before taxes of $195,000 for the three months ended August 31, 2006. During the six months ended August 31, 2007, we reported income before taxes of $555,000 as compared to income before taxes of $564,000 for the six months ended August 31, 2006. Income taxes were $126,000 and $206,000 for the three and six months ended August 31, 2007 compared to income taxes of $74,000 and $217,000 for the three and six months ended August 31, 2006. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $197,000 or $0.02 per share for the three months ended August 31, 2007 as compared to net income after taxes of $121,000 or $0.01
per share for the three months ended August 31, 2006.   For the
six months ended August 31, 2007, net income after taxes was $350,000 or $0.03 per share as compared to net income after taxes of $347,000 or $0.03 per share for the six months ended August 31, 2006.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Although sales have grown in recent years, we experienced a decrease in sales in 2007 compared to the prior year (a decrease of $91,000), primarily due to the downturn we experienced in the third and fourth quarters of fiscal 2007. Such decrease in sales continued into the first
quarter of fiscal 2008.   Nevertheless, sales improved in the
second quarter of fiscal 2008 which resulted in the $76,000 increase in net income for the three months ended August 31, 2007 compared to the three months ended August 31, 2006.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. Nevertheless, in fiscal 2007, sales decreased to $3,610,000, a decrease of 2.5% from the prior year. Such decrease was primarily due to the downturn in sales in the third and fourth quarters of 2007 which continued into the first
quarter of fiscal 2008.   However, this downturn did not continue
into the second quarter of fiscal 2008 in which we achieved an increase in revenues. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth in recent periods. Sales in that market did begin to turnaround in the second quarter of fiscal 2008, along with increases in other market areas. As a result, we are confident that the decrease in our overall sales which we experienced was simply a temporary downturn which we do not expect will continue.

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

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2007, we had working capital of $2,842,000, a debt to equity ratio of 0.14 to 1, and stockholders equity of $3,773,000 compared to working capital of $2,717,000, a debt to equity ratio of 0.14 to 1, and stockholders equity of $3,616,000 on August 31, 2006. On August 31, 2007, we had $1,548,000 in cash and cash equivalents, total assets of $4,301,000 and total liabilities of $527,000, compared to $1,667,000 in cash and cash equivalents, total assets of $4,131,000 and total liabilities of $514,000 on August 31, 2006.

     Net cash provided by operating activities for the six months ended August 31, 2007 was $82,000 which was primarily the result of net income of $350,000, plus decreases in prepaid expenses of $11,000 and inventories of $15,000, and increases in taxes payable of $27,000, offset by increases in accounts receivable of $298,000 and decreases in accrued expenses of 50,000 and accounts
payable of $13,000.   Net cash provided by operating activities
for the six months ended August 31, 2006 was $441,000 which was primarily the result of net income of $347,000, plus decreases in accounts receivable of $58,000, inventories of $27,000 and prepaid expenses of $44,000, offset by a decrease in accrued expenses of $151,000. Net cash used by investing activities for the six months ended August 31, 2007 was $46,000 for the six months ended August 31, 2007 due to equipment purchases of $81,000 offset by a decrease in cash value of a life insurance policy of $35,000, while net cash used by investing activities was $55,000 for the six months ended August 31, 2006 due to equipment purchases of $48,000 and an increase in cash value of a
life insurance policy of $7,000.   For the six months ended
August 31, 2007, net cash used by financing activities was $239,000 and was $235,000 for the six months ended August 31, 2006 which was primarily due to the payment of dividends which occurred in both the first three months of fiscal 2008 and the first three months of fiscal 2007.

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

Other Information

     Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006. In addition, in December 2006 and considering our cash position, the Board of Directors declared a special cash dividend of $0.02 per
share which was paid on January 3, 2007.   In April 2007, the
Board of Directors declared and the Company paid in May 2007 the second regular annual cash dividend of $0.02 per share. We intend to pay another special cash dividend of $0.02 per share in January 2008.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. During the six months ended August 31, 2007, no repurchases were made under this program. To date, a total of 331,500 shares have been repurchased at a cumulative cost of $195,766.

     In September 2007, Murray S. Cohen advised the Company that beginning as of October 1, 2007 and in accordance with his employment agreement he will reduce the time he devotes to
Company business to approximately 25% of his time.   Dr. Cohen
had been devoting approximately 50% of his time to the business since September 2006. Dr. Cohen has been and will remain Chairman of the Board and Chief Scientist of the Company.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     On August 16, 2007,  an  annual  meeting   of stockholders
was held to elect five Directors  to  serve as the Board of
Directors of the Company until the next Annual   Meeting  of
Stockholders  and   until   their successors shall be elected and
shall qualify.  At such meeting, Murray S. Cohen, James
Ivchenko, Morris Dunkel, James R. Torpey, Jr. and Herve A. Meillat, each an incumbent director, were duly elected as directors of the Company. Murray S. Cohen received 8,355,650 affirmative votes and 35,300 negative votes; James Ivchenko received 8,380,050 affirmative votes and 10,900 negative votes; Morris Dunkel received 8,378,950 affirmative votes and 12,000 negative votes; James R. Torpey, Jr. received 8,316,450 affirmative votes and 74,500 negative votes; and, Herve A. Meillat received 8,323,350 affirmative votes and 67,600 negative votes.


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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: October 15, 2007            By: /s/ Greg Amato
                                   Greg Amato,
                                   Chief Executive Officer



Dated: October 15, 2007            By: /s/ James Ivchenko
                                   James Ivchenko,
                                   President
                                   (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                    SIX MONTHS ENDED AUGUST 31, 2007 AND 2006

                                    CONTENTS

                                                                            Page
                                                                            ----

Accountant's Review Report                                                  1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                           2 - 3

    Consolidated Statements of Income                                     4 - 5

    Consolidated Statements of Stockholders' Equity                         6

    Consolidated Statements of Cash Flows                                   7

Notes to Consolidated Financial Statements                                8 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2007 and 2006 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the six-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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






/s/ Weismann Associates LLC
-------------------------------
Weismann Associates LLC
Branchburg, NJ 08876


September 27, 2007


                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     August 31,
                                                           ----------------------------
                                                               2007            2006
                                                           ------------    ------------
Current assets:
  Cash and cash equivalents                                $  1,547,558       1,666,834
  Accounts receivable                                           845,179         637,607
  Inventories                                                   636,198         621,112
  Prepaid expenses                                               66,559          19,037
  Prepaid taxes                                                     527              --
  Deferred tax assets-current portion                            14,347           6,358
                                                           ------------    ------------

    Total current assets                                      3,110,368       2,950,948
                                                           ------------    ------------
Plant, property and equipment - at cost:
  Land                                                           81,000          81,000
  Building and improvements                                     710,758         707,561
  Laboratory equipment                                          280,368         266,263
  Furniture and office equipment                                234,105         117,491
  Leasehold improvements                                        456,790         449,190
                                                           ------------    ------------

    Total                                                     1,763,021       1,621,505

  Less:  Accumulated depreciation and amortization              901,306         822,945
                                                           ------------    ------------

    Net plant, property and equipment                           861,715         798,560
                                                           ------------    ------------
Other assets:
  Deferred tax assets-non current portion                       135,988         159,479
  Cash value - life insurance policy                            192,664         221,557
                                                           ------------    ------------

    Total other assets                                          328,652         381,036
                                                           ------------    ------------

      Total                                                $  4,300,735       4,130,544
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              August 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $     38,431          30,767
  Accrued expenses                                                        194,691         156,460
  Taxes payable:
    Payroll                                                                 1,889           1,653
    Income                                                                 33,294          45,130
                                                                     ------------    ------------

       Total current liabilities                                          268,305         234,010


Other liabilities - Deferred compensation                                 259,035         280,178
                                                                     ------------    ------------

       Total liabilities                                                  527,340         514,188
                                                                     ------------    ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,915,000 and 12,890,000 shares issued, and 11,966,355
    shares outstanding at 2007 and 2006, respectively                   2,364,693       2,357,193
    Additional paid-in capital                                             73,486          49,913
    Retained earnings                                                   1,686,298       1,539,332
                                                                     ------------    ------------

       Total                                                            4,124,477       3,946,438
    Less: Treasury stock - at cost                                        351,082         330,082
                                                                     ------------    ------------

       Total stockholders' equity                                       3,773,395       3,616,356
                                                                     ------------    ------------

         Total                                                       $  4,300,735       4,130,544
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED AUGUST 31, 2007 AND 2006


                                                               2007            2006
                                                           ------------    ------------
Sales                                                      $  1,934,559       2,044,981
                                                           ------------    ------------

Cost of sales and expenses:
  Cost of sales                                                 776,556         872,045
  Selling, general and administrative                           638,999         648,495
                                                           ------------    ------------

    Total                                                     1,415,555       1,520,540
                                                           ------------    ------------

Operating income                                                519,004         524,441
                                                           ------------    ------------
Other income:
  Rental income                                                   9,000          12,000
  Interest                                                       27,184          27,466
                                                           ------------    ------------

    Total                                                        36,184          39,466
                                                           ------------    ------------

Income before taxes                                             555,188         563,907

Income taxes                                                    205,548         216,959
                                                           ------------    ------------
Net income                                                 $    349,640         346,948
                                                           ============    ============

Per share data:
  Basic earnings per common share                          $       0.03            0.03
                                                           ============    ============
  Fully diluted earnings per common share                  $       0.03            0.03
                                                           ============    ============
  Weighted average number of common shares outstanding       11,966,355      11,966,355
                                                           ============    ============
  Fully diluted number of common shares outstanding          12,003,424      12,053,560
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

                                                               2007            2006
                                                           ------------    ------------
Sales                                                      $  1,092,558         950,911
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 447,900         433,127
  Selling, general and administrative                           343,000         352,379
                                                           ------------    ------------

    Total                                                       790,900         785,506
                                                           ------------    ------------

Operating income                                                301,658         165,405
                                                           ------------    ------------
Other income:
  Rental income                                                   9,000           7,500
  Interest                                                       12,244          21,924
                                                           ------------    ------------

    Total                                                        21,244          29,424
                                                           ------------    ------------

Income before taxes                                             322,902         194,829

Income taxes                                                    126,038          73,780
                                                           ------------    ------------

Net income                                                 $    196,864         121,049
                                                           ============    ============
Per share data:
  Basic earnings per common share                          $       0.02            0.01
                                                           ============    ============
  Fully diluted earnings per common share                  $       0.02            0.01
                                                           ============    ============
  Weighted average number of common shares outstanding       11,966,355      11,966,355
                                                           ============    ============
  Fully diluted number of common shares outstanding          12,003,424      12,053,560
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 2007 AND 2006




                                 Number of                Additional
                                Outstanding    Common      Paid-in-     Retained     Treasury      Treasury    Stockholders'
                                  Shares       Stock       Capital      Earnings      Shares         Costs        Equity
                                ----------   ----------   ----------   ----------   -----------   ----------    ----------
Balance - March 1, 2006         12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                          --           --           --     (239,327)           --           --      (239,327)

Common stock issued for
 stock option                       31,000        8,710       33,000           --            --           --        41,710

Valuation of options expensed           --           --       10,427           --            --           --        10,427

Treasury stock purchased                --           --           --           --         5,000       (4,550)       (4,550)

Net income                              --           --           --      346,948            --           --       346,948
                                ----------   ----------   ----------   ----------   -----------   ----------    ----------

Balance - August 31, 2006       12,890,000   $2,357,193       49,913    1,539,332       923,645     (330,082)    3,616,356
                                ==========   ==========   ==========   ==========   ===========   ==========    ==========



Balance - March 1, 2007         12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707

Dividends paid                          --           --           --     (239,327)           --           --      (239,327)

Valuation of options expensed           --           --       11,375           --            --           --        11,375

Net income                              --           --           --      349,640            --           --       349,640
                                ----------   ----------   ----------   ----------   -----------   ----------    ----------

Balance - August 31, 2007       12,915,000   $2,364,693       73,486    1,686,298       948,645     (351,082)    3,773,395
                                ==========   ==========   ==========   ==========   ===========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2007 AND 2006

                                                                    2007            2006
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    349,640         346,948
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    42,455          28,798
     Deferred tax expense                                             12,378          10,485
     Stock based compensation                                         11,375          43,427
     Obligation under deferred compensation agreement                (26,829)        (26,314)
  (Increase) decrease in:
     Accounts receivable                                            (298,227)         58,044
     Inventories                                                      15,450          26,761
     Prepaid expenses                                                 11,208          44,035
     Prepaid taxes                                                     1,393           1,599
  Increase (decrease) in:
     Accounts payable                                                (13,351)         18,956
     Accrued expenses                                                (50,214)       (150,595)
     Taxes payable                                                    26,758          39,276
                                                                ------------    ------------

        Net cash provided by operating activities                     82,036         441,420
                                                                ------------    ------------
Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy           34,594          (6,646)
  Payments for equipment                                             (81,091)        (48,152)
                                                                ------------    ------------

        Net cash used by investing activities                        (46,497)        (54,798)
                                                                ------------    ------------
Cash flows from financing activities:
  Issuance of common stock                                                --           8,710
  Treasury stock purchased                                                --          (4,550)
  Dividends paid                                                    (239,327)       (239,327)
                                                                ------------    ------------
        Net cash used by financing activities                       (239,327)       (235,167)
                                                                ------------    ------------

Increase (decrease) in cash                                         (203,788)        151,455

Cash and cash equivalents:
  Beginning                                                        1,751,346       1,515,379
                                                                ------------    ------------

  Ending                                                        $  1,547,558       1,666,834
                                                                ============    ============
Supplemental information:
  Income taxes paid                                             $    166,482         166,955
                                                                ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006


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

         The results of operations for the six-month interim period ended August 31, 2007 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2008.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 57.9% of the Company's trade receivables at August 31, 2007.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of August 31, 2007 and for the six months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                          Epolin           Epolin
                                           Inc.         Holding, Corp.    Eliminations     Consolidated
                                       -------------    -------------    -------------    -------------
Current assets                         $   2,861,158          249,210               --        3,110,368
Non-current assets                         1,439,577          639,075         (888,285)       1,190,367
                                       -------------    -------------    -------------    -------------
     Total                             $   4,300,735          888,285         (888,285)       4,300,735
                                       =============    =============    =============    =============

  Total liabilities                    $     527,340           24,435          (24,435)         527,340
                                       -------------    -------------    -------------    -------------

Stockholders' equity:
  Common stock                             2,364,693               --               --        2,364,693
  Additional paid-in capital                  73,486               --               --           73,486
  Retained earnings                        1,686,298          863,850         (863,850)       1,686,298
  Treasury stock                            (351,082)              --               --         (351,082)
                                       -------------    -------------    -------------    -------------

  Total stockholders' equity               3,773,395          863,850         (863,850)       3,773,395
                                       -------------    -------------    -------------    -------------

     Total                             $   4,300,735          888,285         (888,285)       4,300,735
                                       =============    =============    =============    =============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                          Epolin           Epolin
                                           Inc.         Holding, Corp.    Eliminations     Consolidated
                                       -------------    -------------    -------------    -------------
Sales                                  $   1,934,559               --               --        1,934,559
Other revenue- rental income                      --           57,870          (48,870)           9,000
                                       -------------    -------------    -------------    -------------
     Total                                 1,934,559           57,870          (48,870)       1,943,559
                                       -------------    -------------    -------------    -------------

Cost of sales                                776,556               --               --          776,556
Selling, general and administrative          674,409           13,460          (48,870)         638,999
                                       -------------    -------------    -------------    -------------

     Total                                 1,450,965           13,460          (48,870)       1,415,555
                                       -------------    -------------    -------------    -------------

Operating income                             483,594           44,410               --          528,004

Other income - interest                       20,133            7,051               --           27,184
                                       -------------    -------------    -------------    -------------
Income before taxes                          503,727           51,461               --          555,188

Income taxes                                 202,378            3,170               --          205,548
                                       -------------    -------------    -------------    -------------
Net income                             $     301,349           48,291               --          349,640
                                       =============    =============    =============    =============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006


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

A summary of the major categories of the Company's plant, property and equipment are as follows:

                                                            Years
                                                           -------
Building and improvements           Straight Line               39
Laboratory equipment                Straight Line           5 -  7
Furniture and office equipment      Straight Line           5 -  7
Leasehold Improvements              Straight Line          10 - 39

         The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

         Depreciation and amortization expense totaled $42,455 and $28,798 for the six months ended August 31, 2007 and 2006, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

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

Regulations - The Company expended approximately $20,516 through August 31, 2007 and $12,700 through August 31, 2006, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $4,278 and $7,006 for the six months ended August 31, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended August 31, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the six and three months ended August 31, 2007 and 2006, the Company recognized stock-based compensation expenses of $11,375 and $10,427 and $5,687 and $5,213, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the six months ended August 31, 2007 and 2006 was $.21 and $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

        Six months ended August 31,                      2007         2006
                                                      ----------   ----------
        Weighted average expected life in years                4            3
        Dividends per share                                 0.04         0.02
        Volatility                                           6.0%         6.0%
        Risk-free interest rate                              4.9%         4.5%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006


Note C - Inventories:
                                                             August 31,
                                                      -----------------------
                                                         2007          2006
                                                      ----------   ----------
         Raw materials and supplies                   $   63,255       60,192
         Work in process                                 200,189      172,615
         Finished goods                                  372,754      388,305
                                                      ----------   ----------

         Total                                        $  636,198      621,112
                                                      ==========   ==========

Note D - Income Taxes:

1.  Federal and State deferred tax assets include:
                                                         2007         2006
                                                      ----------   ----------
         Temporary differences:
           Accelerated amortization                   $   22,108       40,747
           Deferred compensation                         113,608      120,477
           Stock based compensation                       14,619        4,613
                                                      ----------   ----------
              Total                                      150,335      165,837

         Current portion                                  14,347        6,358
                                                      ----------   ----------
         Non-current portion                          $  135,988      159,479
                                                      ==========   ==========

2. Income tax expense:
                                                         2007         2006
                                                      ----------   ----------
         Current:
           Federal                                    $  150,600      163,110
           State                                          42,570       43,364
                                                      ----------   ----------

              Total current                              193,170      206,474
                                                      ----------   ----------
         Deferred:
           Federal                                        10,171       10,315
           State                                           2,207          170
                                                      ----------   ----------

              Total deferred                              12,378       10,485
                                                      ----------   ----------

                Total                                 $  205,548      216,959
                                                      ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note E - Treasury Stock:

         Consists of 948,645 shares at a net cost of $351,082 and 923,645 shares at a net cost of , as of August 31, 2007 and 2006, respectively.

         The Company purchased 5,000 shares during the six months ended August 31, 2006.

Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2007, approximately 40.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 33.0% of sales. During the six months ended August 31, 2006, approximately 40.8% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 26.9% of sales.

Note G - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year.

Note H - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $197,660 and $239,194 were included in cost of sales for the six months ended August 31, 2007 and 2006, respectively. Expenditures for fiscal year 2008 are projected to remain at approximately the same level as in fiscal 2007.

Note I - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $24,782 and $24,507 for the six months ended August 31, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note I - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of August 31, 2007.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through August 31, 2007 totaled 686,000. Options cancelled or expired for all years totaled 240,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of August 31, 2007, and the changes during the six months ended August 31, 2007 is presented below:

                                                                Weighted-Average
Fixed Options:                                       Shares      Exercise Price
-------------                                      --------      ---------------
Balance - March 1, 2006                             457,000          $.42
     Granted                                             --            --
     Cancelled and expired                          (85,000)          .25
     Exercised                                      (56,000)          .28
                                                   --------
Balance - February 28, 2007                         316,000           .37
     Granted                                             --            --
     Cancelled and expired                               --            --
     Exercised                                           --            --
                                                   --------

Balance - August 31, 2007                           316,000          $.46
                                                   ========

Exercisable at August 31, 2007                      255,000
                                                   ========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note I - Employee Benefits (continued):

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

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at August 31, 2007:

                 Outstanding Options                                Exercisable Options
-------------------------------------------------------     ------------------------------------
                        Number         Weighted-Average         Number
  Range of            Outstanding          Remaining          Exercisable       Weighted-Average
Exercise Price        at 8/31/07       Contractual Life       at 8/31/07         Exercise Price
--------------      --------------     ----------------     ---------------     ----------------
    $.41                116,000               6.4                55,000               .41
     .51                100,000               2.2               100,000               .51
     .54                200,000               2.8               200,000               .54


There are 498,000 options attributable to future grants.

Note J - Segment Reporting:

         The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note J - Segment Reporting (continued):

Sales by geographic area are as follows:

                                                  Six Months Ended August 31,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
         United States                           $  1,565,042        1,548,251
         Asia                                         256,779          352,009
         Europe                                       112,488          138,881
         Other nations                                    250            5,840
                                                 ------------     ------------

         Total                                   $  1,934,559        2,044,981
                                                 ============     ============

         Two customers, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 33.0% of sales of which 13.0% was near infrared dyes and 20.0% was security inks.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $861,715 and $798,560 located in the United States at August 31, 2007 and 2006, respectively.

Note K - Accrued Expenses:

Accrued expenses consisted of the following as of August 31, 2007 and 2006, respectively:

                                                     2007             2006
                                                 ------------     ------------
Commissions                                      $     12,025               --
Employment agreement                                  146,764          143,149
Insurance                                              29,902               --
Professional fees                                       6,000            6,000
Pension contribution                                       --            3,173
Property taxes                                             --            4,138
                                                 ------------     ------------

Total accrued expenses                           $    194,691          156,460
                                                 ============     ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

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


                                       Three Months Ended August 31,    Six Months Ended August 31,
                                       -----------------------------   -----------------------------
                                            2007            2006            2007            2006
                                       -------------   -------------   -------------   -------------
Basic Earnings Per Common Share:

Net income                             $     196,864         121,049   $     349,640         346,948
                                       -------------   -------------   -------------   -------------
Average common shares
 outstanding                              11,966,355      11,966,355      11,966,355      11,966,355
                                       -------------   -------------   -------------   -------------
Basic earnings per
 common share                          $        0.02            0.01   $        0.03            0.03
                                       -------------   -------------   -------------   -------------

Diluted Earnings Per Common Share:

Net income                             $     196,864         121,049   $     349,640         346,948
                                       =============   =============   =============   =============
Average common shares
 outstanding                              11,966,355      11,966,355      11,966,355      11,966,355

Common shares issuable with respect
to options issued to employees
with a dilutive effect                        37,069          87,205          37,069          87,205
                                       -------------   -------------   -------------   -------------
Total diluted common shares
 outstanding                              12,003,424      12,053,560      12,003,424      12,053,560
                                       -------------   -------------   -------------   -------------
Diluted earnings per
 common share                          $        0.02            0.01   $        0.03            0.03
                                       =============   =============   =============   =============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

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

         Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2007 and 2006, respectively.

Future minimum payments for the current option period:

          Fiscal years ending February:
          -----------------------------
                       2008                                     $48,870
                       2009                                      97,740
                       2010                                      97,740
                       2011                                      65,160

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

         In connection with this agreement, deferred compensation in the amount of $5,171 and $6,020 was charged to selling, general and administrative expenses for the six months ended August 31, 2007 and 2006, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note M - Commitments and Contingencies (continued):

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

         Accrued compensation included in selling, general and administrative as of August 31, 2007 and 2006 was $146,764 and $143,149, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2007 AND 2006

Note N - Dividends:

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