Form 10QSB
period 2007-11-30
EPOLIN INC /NJ/
filed 2008-01-14
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2007

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

Common, no par value per share: 11,966,355 outstanding as of January 10, 2008

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the nine months ended November 30, 2007, approximately 37.9% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 30.0% of sales. During the nine months ended November 30, 2006, approximately 41.6% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 27.4% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three months ended November 30, 2007 and 2006 and nine months ended
November 30, 2007 and 2006.

                         Three Months Ended November 30,

                           2007          2006           % change

Sales                   $ 826,610      $774,135            6.8%

Gross profit              584,926       468,862           24.8%

Gross profit percentage     70.8%         60.6%           10.2%

Selling, general
& administrative          301,151       323,343           -6.9%
                          -------       -------
Operating income          283,775       145,519           95.0%
Other Income               81,305        38,690          110.2%
                          -------       -------

Income before taxes       365,080       184,209           98.2%

Income taxes              147,166        46,544          216.2%
                          -------       -------
Net income
(after  taxes)        $   217,914      $137,665           58.3%



                         Nine Months Ended November 30,

                           2007          2006           % change

Sales                 $ 2,761,168    $2,819,116           -2.1%

Gross profit            1,742,928     1,641,798            6.2%

Gross profit percentage     63.1%         58.2%            4.9%

Selling, general
& administrative          940,149       971,838           -3.3%
                          -------       -------
Operating income          802,779       669,960           19.8%
Other Income              117,489        78,156           50.3%
                          -------       -------

Income before taxes       920,268       748,116           23.0%

Income taxes              352,714       263,503           33.9%
                          -------       -------
Net income
(after taxes)         $   567,554    $  484,613           17.1%


Sales

     For the three months ended November 30, 2007, sales were $827,000 as compared to $774,000 for the three months ended November 30, 2006, an increase of $53,000 or 6.8%. Sales decreased to $2,761,000 for the nine months ended November 30, 2007 from $2,819,000 for the nine months ended November 30, 2006, a decrease of $58,000 or 2.1%. Sales in the eye protection market, which represents our oldest and traditional market, increased by $80,000 and $203,000 for the three and nine months ended November 30, 2007, compared to the prior year's periods. Sales in the ink and coating market increased by $69,000 for the three months ended November 30, 2007 compared to the three months ended November 30, 2006, although for the nine month period ended November 30, 2007, sales decreased by $94,000 compared to the prior year's nine month period. Sales in the light management market decreased by $101,000 and $130,000 for the three and nine months ended November 30, 2007 compared to the same periods of the prior fiscal year. During the second quarter of fiscal 2008, we began to see a turnaround in the security inks business which had declined in recent quarters but had been a key area of our growth prior to the early part of fiscal 2007. Although we still had a decrease in sales in the ink and coating market for the nine months ended November 30, 2007 compared to the nine month period of the prior fiscal year, we did have a $69,000 increase in this market for the third quarter of fiscal 2008 compared to the same period of the prior year, which followed a $140,000 increase for the second quarter of fiscal 2008 compared to second quarter of fiscal 2007.

     Sales overseas decreased in Asia and Europe for the nine months ended November 30, 2007 while sales increased in the United States for the nine months ended November 30, 2007
compared to the prior year period.   For the nine months ended
November 30, 2007, sales in Asia decreased to $371,000 from $478,000 for the nine months ended November 30, 2006. In Europe, sales decreased for the nine month period ended November 30, 2007 to $158,000 from $220,000 for the nine months ended November 30,
2006.   In the United States, sales increased to  $2,231,000 from
$2,096,000 for the nine months ended November 30, 2006.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $585,000 or 70.8% of sales for the three months ended November 30, 2007 compared to $469,000 or 60.6% of sales for the three months ended November 30, 2006. For the nine months ended November 30, 2007, gross profit was $1,743,000 or 63.1% of sales compared to $1,642,000 or 58.2% of sales for the nine months ended November 30, 2006. In terms of absolute dollars, gross profit increased $116,000 for the three months ended November 30, 2007 compared to the prior year period, and increased $101,000 for the nine months ended November 30, 2007 compared to the prior year period.

     Cost of sales was $242,000 for the three months ended November 30, 2007 which represented 29.2% of sales compared to $305,000 for the three months ended November 30, 2006 which represented 39.4% of sales. For the nine months ended November 30, 2007, cost of sales was $1,018,000 which represented 36.9% of sales, compared to $1,177,000 for the nine months ended November 30, 2006 which represented 41.8% of sales. Total cost of materials decreased $81,000 in the nine months ended November 30, 2007 compared to the prior year period. Total factory overhead also decreased by $79,000 in the nine months ended November 30, 2007 compared to the prior year period, primarily due to decreases in research and development salaries and decreases in applied factory overhead.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $301,000 or 36.4% of sales, for the three months ended November 30, 2007 from $323,000 or 41.8% of sales for the three months ended November 30, 2006, a decrease of $22,000. Selling, general and administrative expenses decreased to $940,000 or 34.0% of sales for the nine months ended November 30, 2007 from $972,000 or 34.5% of sales for the nine months ended November 30, 2006, a decrease of $32,000. Such decrease in absolute dollars in selling, general and administrative expenses for the nine months ended November 30, 2007 compared to the prior year period was primarily due to decreases in officer salaries and employee benefits offset by increases in applied factory overhead and administrative salaries.

Operating Income

     Operating income in terms of absolute dollars, increased to $284,000 for the three months ended November 30, 2007 from $146,000 for the prior year period, an increase of $138,000, and operating income for the nine months ended November 30, 2007 increased to $803,000 from $670,000 for the prior year period, an increase of $133,000. Operating income increased primarily due to the decrease in cost of sales and selling, general and administrative expenses for the three and nine months of fiscal
2008 compared to the prior year.   As a percentage of sales,
operating income increased to 34.3% of sales for the three months ended November 30, 2007 from 18.8% of sales for the three months ended November 30, 2006. For the nine months ended November 30, 2007, operating income increased as a percentage of sales to 29.1% from 23.8% for the nine months ended November 30, 2006.

Other Income

     Total other income for the three months ended November 30, 2007 was $81,000 as compared to $39,000 for the three months ended November 30, 2006. Total other income for the nine months ended November 30, 2007 was $117,000 as compared to $78,000 for the nine months ended November 30, 2006. Such increase was primarily due to an insurance reimbursement of $61,000 we received in the quarter ended November 30, 2007 for flood damage for which there was not a comparable item in fiscal 2007. We realized rental income of $4,500 and $13,500 for the three and nine months ended November 30, 2007 compared to rental income of $3,000 and $15,000 for the comparable periods of the prior year. Our interest income was $16,000 and $43,000 for the three and nine months ended November 30, 2007 compared to $36,000 and $63,000 for the prior year periods.

Net Income

     During the three months ended November 30, 2007, we reported income before taxes of $365,000 as compared to income before taxes of $184,000 for the three months ended November 30, 2006. During the nine months ended November 30, 2007, we reported income before taxes of $920,000 as compared to income before taxes of $748,000 for the nine months ended November 30, 2006. Income taxes were $147,000 and $353,000 for the three and nine months ended November 30, 2007 compared to income taxes of $47,000 and $264,000 for the three and nine months ended November 30, 2006. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $218,000 or $0.02 per share for the three months ended November 30, 2007 as compared to net income after taxes of $138,000 or $0.01 per share for the three months ended
November 30, 2006.   For the nine months ended November 30, 2007,
net income after taxes was $568,000 or $0.05 per share as compared to net income after taxes of $485,000 or $0.04 per share for the nine months ended November 30, 2006.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Although sales have grown in recent years, we experienced a decrease in sales in 2007 compared to the prior year (a decrease of $91,000), primarily due to the downturn we experienced in the third and fourth quarters of fiscal 2007. Such decrease in sales continued into the first
quarter of fiscal 2008.   Nevertheless, sales improved in the
second quarter of fiscal 2008 which resulted in the $76,000 increase in net income for the three months ended August 31, 2007 compared to the three months ended August 31, 2006, followed by an $80,000 increase in net income for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. Nevertheless, in fiscal 2007, sales decreased to $3,610,000, a decrease of 2.5% from the prior year. Such decrease was primarily due to the downturn in sales in the third and fourth quarters of 2007 which continued into the first
quarter of fiscal 2008.   However, this downturn did not continue
into the second and third quarters of fiscal 2008 in which we achieved an increase in revenues. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth in recent periods. Sales in that market did begin to turnaround in the second and third quarters of fiscal 2008, along with increases in certain other market areas. As a result, we are confident that the decrease in our overall sales which we experienced was simply a temporary downturn which we do not expect will continue.

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

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On November 30, 2007, we had working capital of $3,074,000, a debt to equity ratio of 0.15 to 1, and stockholders equity of $3,993,000 compared to working capital of $2,858,000, a debt to equity ratio of 0.15 to 1, and stockholders equity of $3,759,000 on November 30, 2006. On November 30, 2007, we had $2,076,000 in cash and cash equivalents, total assets of $4,594,000 and total liabilities of $601,000, compared to $1,985,000 in cash and cash equivalents, total assets of $4,316,000 and total liabilities of $557,000 on November 30, 2006.

     Net cash provided by operating activities for the nine months ended November 30, 2007 was $637,000 which was primarily the result of net income of $568,000, plus an increase in taxes payable of $82,000, offset by increases in inventories of $51,000, decreases in accounts payable of $40,000 and in accrued
expenses of $8,000.   Net cash provided by operating activities
for the nine months ended November 30, 2006 was $775,000 which was primarily the result of net income of $485,000, plus decreases in accounts receivable of $229,000 and inventories of $37,000, offset by a decrease in accrued expenses of $55,000.
Net cash used by investing activities for the nine months ended November 30, 2007 was $73,000 due to equipment purchases of $105,000 offset by a decrease in cash value of a life insurance policy of $31,000, while net cash used by investing activities was $71,000 for the nine months ended November 30, 2006 due to equipment purchases of $61,000 and an increase in cash value of a
life insurance policy of $9,000.   For the nine months ended
November 30, 2007, net cash used by financing activities was $239,000 and was $235,000 for the nine months ended November 30, 2006 which was primarily due to the payment of dividends which occurred in both the first three months of fiscal 2008 and the first three months of fiscal 2007.

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

Other Information

     Subsequent to the end of fiscal 2006, the Company approved the adoption of a dividend policy under which the Company will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and the Company paid the first regular annual cash dividend of $0.02 per share in May 2006. In addition, in December 2006 and considering our cash position, the Board of Directors declared a special cash dividend of $0.02 per
share which was paid on January 3, 2007.   In April 2007, the
Board of Directors declared and the Company paid in May 2007 the second regular annual cash dividend of $0.02 per share. In addition, in December 2007, the Board of Directors paid another special cash dividend of $0.02 per share which was paid on January 7, 2008.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. During the nine months ended November 30, 2007, no repurchases were made under this program. To date, a total of 331,500 shares have been repurchased at a cumulative cost of $195,766.

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

Item 3.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                   EPOLIN, INC.
                                   (Registrant)



Dated: January 14, 2008           By:  /s/ Greg Amato
                                       Greg Amato,
                                       Chief Executive Officer



Dated: January 14, 2008           By:  /s/ James Ivchenko
                                       James Ivchenko,
                                       President
                                       (Principal Financial Officer)






                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                  NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, NJ


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of November 30, 2007 and 2006 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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




/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08876


December 17, 2007


                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             November 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Current assets:
 Cash and cash equivalents                                           $  2,075,544       1,984,640
 Accounts receivable                                                      544,164         467,035
 Inventories                                                              702,641         611,058
 Prepaid expenses                                                          72,551          62,759
 Prepaid taxes                                                                 --             124
 Deferred tax assets-current portion                                       18,406           6,358
                                                                     ------------    ------------

   Total current assets                                                 3,413,306       3,131,974
                                                                     ------------    ------------

Plant, property and equipment - at cost:
 Land                                                                      81,000          81,000
 Building and improvements                                                710,758         710,758
 Laboratory equipment                                                     186,230         272,688
 Furniture and office equipment                                           203,592         120,303
 Leasehold improvements                                                   458,495         449,190
                                                                     ------------    ------------

   Total                                                                1,640,075       1,633,939

 Less:  Accumulated depreciation and amortization                         777,417         837,829
                                                                     ------------    ------------

   Net plant, property and equipment                                      862,658         796,110
                                                                     ------------    ------------

Other assets:
 Deferred tax assets-non current portion                                  122,553         163,380
 Cash value - life insurance policy                                       195,767         224,881
                                                                     ------------    ------------

   Total other assets                                                     318,320         388,261
                                                                     ------------    ------------

     Total                                                           $  4,594,284       4,316,345
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                             November 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $     11,732           4,884
  Accrued expenses                                                        237,310         252,352
  Taxes payable:
    Payroll                                                                 1,889           1,653
    Income                                                                 88,757          15,200
                                                                     ------------    ------------
      Total current liabilities                                           339,688         274,089

Other liabilities - Deferred compensation                                 261,620         283,021
                                                                     ------------    ------------

      Total liabilities                                                   601,308         557,110
                                                                     ------------    ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,915,000 and 12,890,000 shares issued, and 11,966,355
    shares outstanding at 2007 and 2006, respectively                   2,364,693       2,357,193
    Additional paid-in capital                                             75,153          55,127
    Retained earnings                                                   1,904,212       1,676,997
                                                                     ------------    ------------

       Total                                                            4,344,058       4,089,317
    Less: Treasury stock - at cost                                        351,082         330,082
                                                                     ------------    ------------

       Total stockholders' equity                                       3,992,976       3,759,235
                                                                     ------------    ------------

         Total                                                       $  4,594,284       4,316,345
                                                                     ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006


                                                               2007            2006
                                                           ------------    ------------
Sales                                                      $  2,761,168       2,819,116
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                               1,018,240       1,177,318
  Selling, general and administrative                           940,149         971,838
                                                           ------------    ------------

    Total                                                     1,958,389       2,149,156
                                                           ------------    ------------

Operating income                                                802,779         669,960
                                                           ------------    ------------
Other income:
  Rental income                                                  13,500          15,000
  Miscellaneous                                                  61,281              --
  Interest                                                       42,708          63,156
                                                           ------------    ------------

    Total                                                       117,489          78,156
                                                           ------------    ------------

Income before taxes                                             920,268         748,116

Income taxes                                                    352,714         263,503
                                                           ------------    ------------

Net income                                                 $    567,554         484,613
                                                           ============    ============

Per share data:
  Basic earnings per common share                          $       0.05            0.04
                                                           ============    ============

  Fully diluted earnings per common share                  $       0.05            0.04
                                                           ============    ============

  Weighted average number of common shares outstanding       11,966,355      11,964,211
                                                           ============    ============

  Fully diluted number of common shares outstanding          12,003,424      12,016,011
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

                                                               2007            2006
                                                           ------------    ------------
Sales                                                      $    826,610         774,135
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 241,684         305,273
  Selling, general and administrative                           301,151         323,343
                                                           ------------    ------------

     Total                                                      542,835         628,616
                                                           ------------    ------------

Operating income                                                283,775         145,519
                                                           ------------    ------------
Other income:
  Rental income                                                   4,500           3,000
  Miscellaneous                                                  61,081              --
  Interest                                                       15,724          35,690
                                                           ------------    ------------

    Total                                                        81,305          38,690
                                                           ------------    ------------

Income before taxes                                             365,080         184,209

Income taxes                                                    147,166          46,544
                                                           ------------    ------------

Net income                                                 $    217,914         137,665
                                                           ============    ============

Per share data:
  Basic earnings per common share                          $       0.02            0.01
                                                           ============    ============

  Fully diluted earnings per common share                  $       0.02            0.01
                                                           ============    ============

  Weighted average number of common shares outstanding       11,966,355      11,966,355
                                                           ============    ============

  Fully diluted number of common shares outstanding          12,003,424      12,018,155
                                                           ============    ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006

                                 Number of                Additional
                               Outstanding     Common      Paid-in-     Retained      Treasury      Treasury   Stockholders'
                                  Shares       Stock       Capital      Earnings       Shares        Costs        Equity
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2006         12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                          --           --           --     (239,327)           --           --      (239,327)

Common stock issued for
 stock option                       31,000        8,710       33,000           --            --           --        41,710

Valuation of options expensed           --           --       15,641           --            --           --        15,641

Treasury stock purchased                --           --           --           --         5,000       (4,550)       (4,550)

Net income                              --           --           --      484,613            --           --       484,613
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - November 30, 2006     12,890,000   $2,357,193       55,127    1,676,997       923,645     (330,082)    3,759,235
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========

Balance - March 1, 2007         12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707

Dividends paid                          --           --           --     (239,327)           --           --      (239,327)

Valuation of options expensed           --           --       13,042           --            --           --        13,042

Net income                              --           --           --      567,554            --           --       567,554
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - November 30, 2007     12,915,000   $2,364,693       75,153    1,904,212       948,645     (351,082)    3,992,976
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006


                                                                    2007            2006
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    567,554         484,613
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    65,160          43,682
     Deferred tax expense                                             21,754           6,584
     Stock based compensation                                         13,042          48,641
     Obligation under deferred compensation agreement                (24,244)        (23,471)
  (Increase) decrease in:
     Accounts receivable                                               2,788         228,616
     Inventories                                                     (50,993)         36,815
     Prepaid expenses                                                  5,216             313
     Prepaid taxes                                                     1,920           1,475
  Increase (decrease) in:
     Accounts payable                                                (40,050)         (6,927)
     Accrued expenses                                                 (7,595)        (54,703)
     Taxes payable                                                    82,221           9,346
                                                                ------------    ------------

        Net cash provided by operating activities                    636,773         774,984
                                                                ------------    ------------

Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy           31,491          (9,970)
  Payments for equipment                                            (104,739)        (60,586)
                                                                ------------    ------------

        Net cash used by investing activities                        (73,248)        (70,556)
                                                                ------------    ------------

Cash flows from financing activities:
  Issuance of common stock                                                --           8,710
  Treasury stock purchased                                                --          (4,550)
  Dividends paid                                                    (239,327)       (239,327)
                                                                ------------    ------------

        Net cash used by financing activities                       (239,327)       (235,167)
                                                                ------------    ------------

Increase (decrease) in cash                                          324,198         469,261

Cash and cash equivalents:
  Beginning                                                        1,751,346       1,515,379
                                                                ------------    ------------

  Ending                                                        $  2,075,544       1,984,640
                                                                ============    ============
Supplemental information:
  Income taxes paid                                             $    249,628         240,555
                                                                ============    ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

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

         The results of operations for the nine-month interim period ended November 30, 2007 are not necessarily indicative of the results of operations for the fiscal year ending February 29, 2008.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 46.0% of the Company's trade receivables at November 30, 2007.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007

Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of November 30, 2007 and for the nine months then ended are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                               Epolin           Epolin
                                                 Inc.        Holding, Corp.    Eliminations     Consolidated
                                            --------------   --------------   --------------   --------------
Current assets                              $    3,132,621          280,685               --        3,413,306
Non-current assets                               1,461,350          632,346         (912,718)       1,180,978
                                            --------------   --------------   --------------   --------------
       Total                                $    4,593,971          913,031         (912,718)       4,594,284
                                            ==============   ==============   ==============   ==============

  Total liabilities                         $      600,995           24,748          (24,435)         601,308
                                            --------------   --------------   --------------   --------------
Stockholders' equity:
  Common stock                                   2,364,693               --               --        2,364,693
  Additional paid-in capital                        75,153               --               --           75,153
  Retained earnings                              1,904,212          888,283         (888,283)       1,904,212
  Treasury stock                                  (351,082)              --               --         (351,082)
                                            --------------   --------------   --------------   --------------

  Total stockholders' equity                     3,992,976          888,283         (888,283)       3,992,976
                                            --------------   --------------   --------------   --------------

       Total                                $    4,593,971          913,031         (912,718)       4,594,284
                                            ==============   ==============   ==============   ==============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                               Epolin           Epolin
                                                 Inc.        Holding, Corp.    Eliminations     Consolidated
                                            --------------   --------------   --------------   --------------
Sales                                       $    2,761,168               --               --        2,761,168
Other revenue- rental income                            --           86,805          (73,305)          13,500
                                            --------------   --------------   --------------   --------------
       Total                                     2,761,168           86,805          (73,305)       2,774,668
                                            --------------   --------------   --------------   --------------

Cost of sales                                    1,018,240               --               --        1,018,240
Selling, general and administrative                993,265           20,189          (73,305)         940,149
                                            --------------   --------------   --------------   --------------

       Total                                     2,011,505           20,189          (73,305)       1,958,389
                                            --------------   --------------   --------------   --------------

Operating income                                   749,663           66,616               --          816,279

Other income                                        92,021           11,968               --          103,989
                                            --------------   --------------   --------------   --------------

Income before taxes                                841,684           78,584               --          920,268

Income taxes                                       346,854            5,860               --          352,714
                                            --------------   --------------   --------------   --------------

Net income                                  $      494,830           72,724               --          567,554
                                            ==============   ==============   ==============   ==============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

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

         Depreciation and amortization expense totaled $65,160 and $43,682 for the nine months ended November 30, 2007 and 2006, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

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

Regulations - The Company expended approximately $24,775 through November 30, 2007 and $16,849 through November 30, 2006, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $10,576 and $11,897 for the nine months ended November 30, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

Note B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended November 30, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the nine and three months ended November 30, 2007 and 2006, the Company recognized stock-based compensation expenses of $13,042 and $15,641 and $4,667 and $5,214, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2007 and 2006 was $.21 and $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:


 Nine months ended November 30,                     2007          2006
                                                 ----------    ----------
 Weighted average expected life in years                  4             3
 Dividends per share                                   0.04          0.02
 Volatility                                             6.0%          6.0%
 Risk-free interest rate                                4.9%          4.5%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006


Note C - Inventories:
                                                            November 30,
                                                      -----------------------
                                                         2007         2006
                                                      ----------   ----------
 Raw materials and supplies                           $  141,694       71,662
 Work in process                                          81,975      193,207
 Finished goods                                          478,972      346,189
                                                      ----------   ----------
 Total                                                $  702,641      611,058
                                                      ==========   ==========


Note D - Income Taxes:

1. Federal and State deferred tax assets include:
                                                         2007         2006
                                                      ----------   ----------
     Temporary differences:
        Accelerated amortization                      $   13,112       41,313
        Deferred compensation                            112,496      121,699
            Stock based compensation                      15,351        6,726
                                                      ----------   ----------
            Total                                        140,959      169,738

     Current portion                                      18,406        6,358
                                                      ----------   ----------

     Non-current portion                              $  122,553      163,380
                                                      ==========   ==========

2. Income tax expense:
                                                         2007          2006
                                                      ----------   ----------
     Current:
        Federal                                       $  262,000      204,700
        State                                             68,960       52,219
                                                      ----------   ----------

            Total current                                330,960      256,919
                                                      ----------   ----------
     Deferred:
        Federal                                           18,581        7,557
        State                                              3,173         (973)
                                                      ----------   ----------

            Total deferred                                21,754        6,584
                                                      ----------   ----------

              Total                                   $  352,714      263,503
                                                      ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

Note E - Treasury Stock:

         Consists of 948,645 shares at a net cost of $351,082 and 923,645 shares at a net cost of $330,082, as of November 30, 2007 and 2006, respectively.

         The Company purchased 5,000 shares during the nine months ended November 30, 2006.

Note F - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2007, approximately 37.9% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 30.0% of sales. During the nine months ended November 30, 2006, approximately 41.6% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 27.4% of sales.

Note G - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

Note H - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $295,584 and $355,507 were included in cost of sales for the nine months ended November 30, 2007 and 2006, respectively. Expenditures for fiscal year 2008 are projected to remain at approximately the same level as in fiscal 2007.

Note I - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $41,116 and $37,746 for the nine months ended November 30, 2007 and 2006, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

Note I - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of November 30, 2007.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through November 30, 2007 totaled 686,000. Options cancelled or expired for all years totaled 240,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of November 30, 2007, and the changes during the nine months ended November 30, 2007 is presented below:

                                                               Weighted-Average
                                                                   Exercise
Fixed Options:                                     Shares           Price
--------------                                   ------------    ------------
Balance - March 1, 2006                               457,000       $.42
     Granted                                               --         --
     Cancelled and expired                            (85,000)       .25
     Exercised                                        (56,000)       .28
                                                 ------------

Balance - February 28, 2007                           316,000        .37
     Granted                                               --         --
     Cancelled and expired                                 --         --
     Exercised                                             --         --
                                                 ------------

Balance - November 30, 2007                           316,000       $.46
                                                 ============

Exercisable at November 30, 2007                      255,000
                                                 ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

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

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at November 30, 2007:

              Outstanding Options                           Exercisable Options
--------------------------------------------------    ------------------------------
                     Number       Weighted-Average      Number
   Range of       Outstanding        Remaining        Exercisable    Weighted-Average
Exercise Price    at 11/30/07     Contractual Life    at 11/30/07     Exercise Price
--------------    -----------     ----------------    -----------     --------------
    $.41            116,000             6.2              55,000            .41
     .51            100,000             1.9             100,000            .51
     .54            200,000             2.6             200,000            .54

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

Note J - Segment Reporting (continued):

Sales by geographic area are as follows:


                                                 Nine Months Ended November 30,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
    United States                                $  2,231,348        2,096,168
    Asia                                              371,177          478,349
    Europe                                            158,393          220,231
    Other nations                                         250           24,368

      Total                                      $  2,761,168        2,819,116
                                                 ------------     ------------


         Two customers, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 30.0% of sales of which 13.0% was near infrared dyes and 17.0% was security inks.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $862,658 and $796,110 located in the United States at November 30, 2007 and 2006, respectively.

Note K - Accrued Expenses:

Accrued expenses consisted of the following as of November 30, 2007 and 2006, respectively:


                                                     2007             2006
                                                 ------------     ------------
    Salaries and wages                           $     18,612           13,876
    Employment agreement                              207,088          197,338
    Insurance premiums payable                             --           31,000
    Professional fees                                   6,000            6,000
    Pension contribution                                5,610               --
    Property taxes                                         --            4,138
                                                 ------------     ------------

      Total accrued expenses                     $    237,310          252,352
                                                 ------------     ------------

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

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

                                         Three Months Ended           Nine Months Ended
                                             November 30,                November 30,
                                      -------------------------   -------------------------
                                         2007          2006          2007          2006
                                      -----------   -----------   -----------   -----------
Basic Earnings Per Common Share:

Net income                            $   217,194       137,665   $   567,554       484,613
                                      -----------   -----------   -----------   -----------
Average common shares
outstanding                            11,966,355    11,966,355    11,966,355    11,964,211
                                      -----------   -----------   -----------   -----------
Basic earnings per
 common share                         $      0.02          0.01   $      0.05          0.04
                                      -----------   -----------   -----------   -----------

Diluted Earnings Per Common Share:

Net income                            $   217,194       137,665   $   567,554       484,613
                                      ===========   ===========   ===========   ===========

Average common shares
 outstanding                           11,966,355    11,966,355    11,966,355    11,964,211

Common shares issuable with respect
 to options issued to employees
 with a dilutive effect                    37,069        51,800        37,069        51,800

Total diluted common shares
 outstanding                           12,003,424    12,018,155    12,003,424    12,016,011
                                      -----------   -----------   -----------   -----------
Diluted earnings per
 common share                         $      0.02          0.01   $      0.05          0.04
                                      ===========   ===========   ===========   ===========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006


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

         Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2007 and 2006, respectively.

Future minimum payments for the current option period:

            Fiscal Years Ending February:
            -----------------------------
                       2008                                     $24,435
                       2009                                      97,740
                       2010                                      97,740
                       2011                                      65,160

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

         In connection with this agreement, deferred compensation in the amount of $5,171 was charged to selling, general and administrative expenses for the nine months ended November 30, 2007.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

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

         Accrued compensation included in selling, general and administrative as of November 30, 2007 and 2006 was $207,088 and $197,338, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2007 AND 2006

Note N - Dividends:

         In April 2007, the Company's Board of Directors declared a cash dividend of two cents per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 14, 2007 to shareholders of record on April 30, 2007.

         In October 2007 the Company's Board of Directors declared special cash dividend of $0.02 per share to be payable on January 7, 2008 to shareholders of record at the close of business on December 20, 2007.

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