Form 10KSB
period 2008-02-29
EPOLIN INC /NJ/
filed 2008-05-29
CIK 797079

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended FEBRUARY 29, 2008

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

State Issuer's revenues for its most recent fiscal year:
                                       $3,592,940.

As of May 16, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (8,259,310 shares) was approximately $4,832,000. The number of shares outstanding of the Common Stock (no par value) of the Issuer as of the close of business on May 16, 2008 was 11,966,355.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held in 2008 are incorporated by reference into Part III hereof.

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

                             PART II

Item 5.        Market for Common Equity,
               Related Stockholder Matters
               and Small Business Issuer
               Purchases of Equity Securities             8

Item 6.        Management's Discussion and
               Analysis or Plan of Operation             11

Item 7.        Financial Statements                      15

Item 8.        Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure                  15

Item 8A(T).    Controls and Procedures                   15

Item 8B.       Other Information                         15


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

                              PART I

Item 1.        Description of Business.

Introduction

     Epolin, Inc. (referred to herein as "Epolin", the "Company", "we", "us" and "our"), which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Our principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and our telephone number is (973) 465-9495. Epolin's web-site can be accessed at www.epolin.com.

     Our wholly-owned subsidiary, Epolin Holding Corp. ("Epolin
Holding"), was incorporated in the State of New Jersey as a real estate holding company. Epolin Holding became a wholly-owned subsidiary in January 1998.

     Following completion of Epolin's public offering in 1989, our revenues were then primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, Epolin singled out near infrared dye technology as a most promising product line and since 1991 has emphasized the development, manufacture and sale of these dyes.

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

     Unless the context otherwise requires, all references herein to "Epolin" or the "Company" refer to Epolin, Inc. and its consolidated subsidiary, Epolin Holding Corp.

Infrared Dyes

     Based upon our years of experience in the specialty dye business, we believe that Epolin possesses the largest offering of near infrared (NIR) dyes in the world. Our EpolightT NIR dyes absorb in the near infrared region of the electromagnetic light spectrum which is 700nm to 1600nm. However, we are unaware of any statistical evidence available to support or contradict the belief that Epolin is the largest NIR dye producer.

     EpolightT dyes are sold as pure crystalline dyes or formulated mixtures. We also incorporate our dyes into liquid inks and thermoplastics pellets. Applications for our products cover several markets which are discussed in the following subsections:

     Eye Protection

     We provide products to the eye protection industry that absorb or block harmful radiation generated by industrial welding. We also develop and market products that protect against lasers used in military, industrial and medical applications.

     Consumers are increasingly aware of the risk of macular degeneration due to long term exposure to the sun's harmful NIR light waves. This concern has generated interest in our products for use in sunglasses.

     We offer our eye protection absorbers in the form of EpolightT dye powders and LuminateT dye pellets.

     Security Ink

     We have a growing business in the sale of EpolightT dyes and inks to the security industry. Our products have limited visibility to the human eye but can be easily "seen" or read by near infrared cameras or sensors. Our products are viable tools to thwart counterfeiting and fraud in the areas of bank cards, currency, secure documents and consumer goods.

     Light Management

     The other market areas for our technology rely on our ability to engineer filters that provide absorption or transmission of specific wavelengths in electromagnetic spectrum.
The ability to "manage light" draws customers with filter applications as diverse as thermal shields, optoelectronics, light sensors and "night vision" used by the military.

Specialty Chemical Products

     Although we are heavily engaged in the manufacture and sale of dyes, we maintain a level of production and sales of specialty products made on a custom basis. The production and sale of these products represents less than 10% of the overall business.

Effect of Compliance with Government Regulation

     Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. Although we believe that our manufacturing processes do not result in the emission of volatile organic vapors into the atmosphere, and that we are not in violation of any State or Federal environmental regulations, Epolin is required to comply with such regulations with respect to manufacture, storage and/or disposal of toxic materials. To our knowledge, we are in compliance with present regulations. However, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect our business. In addition, we are subject to the State of New Jersey Industrial Site Recovery Act (ISRA), which, among other requirements, requires us to obtain prior approval before relocating our facilities or consummating a transaction that would result in a change in control of Epolin. Our facilities are subject to inspection to ascertain whether we have complied with State environmental regulations. While we believe Epolin has complied with such regulations, there can be no assurance that we will not be required to incur expenses to remedy any future environmental violations discovered. We register all new and proprietary products with the Toxic Substances Control Agency (TSCA) which is required in order for us to offer for sale any new chemical product. No assurances can be given that such registrations will be approved for any new product.

     During the years ended February 29, 2008 and February 28, 2007, we expended approximately $31,000 and $22,000, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, we do not expect that any sum we may have to pay in connection with environmental matters would have a materially adverse effect on our financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

     We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products. Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 29, 2008, no significant difficulties were encountered in obtaining adequate supplies of raw materials.

Research and Development

     Our research and development efforts are devoted to
(i) developing new or improved products to satisfy defined market needs, (ii) providing quality technical services to assure the success of our products for our customers' applications, and
(iii) providing support to our manufacturing plant.

     We have committed resources to research and development of new dyes and to our capability to provide technical services to customers. New applications are supported by a Director of Research with contributions from his staff including Murray S. Cohen, Ph.D., our Chief Scientist.

     During the years ended February 29, 2008 and February 28,
2007, the amounts spent on research and development activities were approximately $393,000 and $441,000, respectively. All research and development costs are borne by Epolin.

Sales and Distribution

     Our internal sales team sells directly to customers on a worldwide basis. We also hire independent distributors and have sales agents in North America, Europe and Asia. In total, we currently sell to customers in twenty nations. We also use our customer-centric website to develop new customers and marketing opportunities at www.epolin.com.

Competition

     We experience, in management's opinion, limited competition in all areas of our business. Management believes that other dye companies do not offer the broad range of dyes nor provide the level of technical service as provided by Epolin. We believe that our extensive product portfolio, technical expertise and customer support are the key factors in our competitiveness.

Technological Obsolescence

     The major portion of our product line has been used in protective eyewear since 1976. Yet the field has proven to be an active one and we must anticipate competition to develop.

     Epolin has committed itself to make capital investments to maintain its position as a key supplier in this field. There can be no assurance that our dye technology will not be rendered less competitive, or obsolete, by the development of new methods to achieve laser safety and other forms of eye protection.

Patents and Proprietary Protection

     We have not generally in the past relied upon patents for protection of our dye business or to provide us with any significant competitive advantage as it relates to our existing product lines. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies. However, we recently filed a patent application in the United States for a new IR dye compound. Even if this patent application is granted, we cannot guaranty that such will be of commercial benefit to the Company or otherwise offer the Company protection from competing products.

Dependence on Certain Customers

     A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales. During the year ended February 28, 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales.

Employees

     We presently employ ten persons on a full time basis. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Uncertainties and Risk Factors

     Our business involves a high degree of risk. In addition to other information in this report, potential investors should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock.

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

     DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales. During the year ended February 28, 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales.

     TECHNOLOGICAL CHANGES. The major portion of our product line has been used in protective eyewear since 1976. Yet the field has proven to be an active one and we must anticipate competition to develop. Epolin has committed itself to make capital investments to maintain its position as a key supplier in this field. There can be no assurance that our dye technology will not be rendered less competitive, or obsolete, by the development of new methods to achieve laser safety and other forms of eye protection.

     COMPETITION. We experience, in management's opinion, limited competition in all areas of our business. Management believes that other dye companies do not offer the broad range of dyes nor provide the level of technical service as provided by Epolin. We believe that our extensive product portfolio, technical expertise and customer support are the key factors in
our competitiveness.   However, as mentioned above, there can be
no assurance that we will be able to maintain our competitive position in the event new methods to achieve laser safety and other forms of eye protection are developed.

     ENVIRONMENTAL REGULATION. Manufacturers of chemical products are subject to extensive Federal and State environmental regulations. While we believe Epolin has complied with such regulations, there can be no assurance that we will not be required to incur expenses to remedy any future environmental violations discovered. In addition, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect our business.

     PATENTS AND PROPRIETARY PROTECTION. We have not generally in the past relied upon patents for protection of our dye business or to provide us with any significant competitive advantage as it relates to our existing product lines. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies. However, we recently filed a patent application in the United States for a new IR dye compound. Even if this patent application is granted, we cannot guaranty that such will be of commercial benefit to the Company or otherwise offer the Company protection from competing products.

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

     WE ARE DEPENDENT ON KEY PERSONNEL INCLUDING OUR EXECUTIVE OFFICERS. Due to the specialized nature of our business, our success depends in part upon attracting and retaining the services of qualified managerial and technical personnel. The market for such persons remains competitive and the relative small size of Epolin may make it more difficult for us to recruit and retain qualified persons. In addition, and since we are a small company, a loss of one or more of our current officers could severely and negatively impact our operations.

     DIVIDENDS.   During fiscal 2007, Epolin approved the
adoption of a dividend policy under which Epolin will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. As a result, any such future dividends will depend on earnings, other financial requirements and other factors, many of which may be beyond the control of Epolin.

     MAINTAINING AND IMPROVING OUR FINANCIAL CONTROLS MAY STRAIN OUR RESOURCES AND DIVERT MANAGEMENT'S ATTENTION. We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

     POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Effective as of February 15, 2008, the holding period for the resale of restricted securities of reporting companies was shortened from one year to six months. Additionally, the SEC substantially simplified Rule 144 compliance for non-affiliates by allowing non-affiliates of reporting companies to freely resell restricted securities after satisfying a six-month holding period (subject only to the Rule 144(c) public information requirement until the securities have been held for one year) and by allowing non-affiliates of non-reporting companies to freely resell restricted securities after satisfying a 12-month holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company's securities.

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

     Except as required by the Federal Securities Law, Epolin does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.


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

     We entered into a sublease with a non-related party effective September 2005 for an initial term ending October 31, 2007 pursuant to which we are subleasing approximately 2,500 square feet of our space for the subtenant to operate a laboratory. Under the terms of the arrangement, the subtenant is to pay an annual rental of $18,000. The subtenant is currently in arrears.


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

Period                                 Bid Prices

Fiscal year ended February 29, 2008:    High      Low

March 1, 2007 to May 31, 2007           $.79      $.66
June 1, 2007 to Aug. 31, 2007           $.72      $.62
Sept. 1, 2007 to Nov. 30, 2007          $.68      $.61
Dec. 1, 2007 to Feb. 29, 2008           $.67      $.62

Fiscal year ended February 28, 2007:    High      Low

March 1, 2006 to May 31, 2006           $.97      $.71
June 1, 2006 to Aug. 31, 2006           $.83      $.65
Sept. 1, 2006 to Nov. 30, 2006          $.87      $.71
Dec. 1, 2006 to Feb. 28, 2007           $.86      $.67

Holders

     As of May 16, 2008, there were approximately 280 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

Dividends

     Subsequent to the end of fiscal 2006, our Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and we paid the first regular annual cash dividend of $0.02 per share in May 2006. In addition, in December 2006 and considering our cash position, the Board of Directors declared a special cash dividend of $0.02 per share
which was paid on January 3, 2007.   In April 2007, the Board of
Directors declared and we paid in May 2007 the second regular annual cash dividend of $0.02 per share. In addition, in October 2007, the Board of Directors declared and we paid another special cash dividend of $0.02 per share which was paid on January 7,
2008.   In April 2008, the Board of Directors declared and we
paid in May 2008 the third regular annual cash dividend of $0.02 per share.

Recent Sales of Unregistered Securities

     In fiscal 2006, we issued 100,000 shares of Common Stock pursuant to an employment agreement and issued 30,000 shares of Common Stock upon exercise of previously granted stock options at an aggregate exercise price of $8,300. In fiscal 2007, we issued 56,000 shares of Common Stock upon exercise of previously granted
stock options at an aggregate exercise price of $16,210.   No
shares were issued in fiscal 2008.

     In fiscal 2006, we granted an aggregate of 200,000 stock options exercisable at $.54 per share. In addition, in fiscal 2006, we cancelled an aggregate of 162,000 stock options exercisable at $.35 per share granted in fiscal 2004 and issued an equal number of replacement stock options to holders of such options exercisable at $.41 per share. No options were granted in fiscal 2007 and 2008. All of such stock options expire five or ten years after the date granted and are subject to various vesting periods.

     All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information

      Information regarding equity compensations plans, as of February 29, 2008, is set forth in the table below:














                                               Number of
              Number of                        securities
              securities      Weighted-        remaining
              to be issued    average          available for
              upon            Exercise price   future issuance
              exercise of     of               under equity
              outstanding     Outstanding      compensation plans
              options,        options,         (excluding securities
              warrants and    Warrants and     reflected
Plan category rights (a)      rights (b)       in column (a)) (c)


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

Small Business Issuer Purchases of Equity Securities

     In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and
market conditions and other corporate considerations.   The
repurchase program may be suspended without further notice.
There were no repurchases made by the Company of shares of its Common Stock during the fiscal year ended February 29, 2008. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.


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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales. During the year ended February 28, 2007, approximately 37.5% of sales were to four customers. Two of these customers, located in the Eastern United States, accounted for 24.5% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the year ended February 29, 2008 and year ended February 28, 2007.

                         2008          2007           % change

Sales                    $3,592,940    $3,609,674       -0.5%

Gross profit              2,188,931     2,155,593        1.5%

Gross profit percentage       60.9%         60.0%        0.9%

Selling, general &
administrative            1,235,078     1,280,547       -3.6%

Operating income            953,853       875,046        9.0%
Other Income                174,229        88,451       97.0%

Income before taxes       1,128,082       963,497       17.1%

Income taxes                404,455       340,569       18.8%

Net income (after taxes)   $723,627      $622,928       16.2%


Sales

     For the year ended February 29, 2008, sales were $3,593,000 as compared to $3,610,000 for the year ended February 28, 2007, a decrease of $17,000 or 0.5%.

     Sales in the eye protection market, which represents our oldest and traditional market, increased by $292,000 for fiscal 2008 compared to fiscal 2007, while sales in the ink and coating market decreased by $225,000 in the same period. Sales in the light management market increased by $5,000 for fiscal 2008
compared to the prior year.   The decrease in sales in the ink
and coating market is primarily due to reduced sales in the security inks business, which had been a key area of our growth from 2005 to 2007, but has declined since then to approximately the level of sales we achieved in this market in fiscal 2005.

     Sales overseas decreased in Asia and Europe for year ended February 29, 2008 while sales increased in the United States for the year ended February 29, 2008 compared to the prior year.
For fiscal 2008, sales in Asia decreased to $481,000 from $508,000 while in Europe, sales decreased for fiscal 2008 to $273,000 from $308,000 for fiscal 2007. In the United States, sales increased to $2,838,000 in fiscal 2008 from $2,775,000 in fiscal 2007.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $2,189,000 or 60.9% of sales for the year ended February 29, 2008 compared to $2,156,000 or 60.0% of sales for the year ended
February 28, 2007.

     Cost of sales was $1,404,000 for the year ended February 29, 2008 which represented 39.1% of sales compared to $1,454,000 for the year ended February 28, 2007 which represented 40.3% of sales. Total cost of materials increased $13,000 in fiscal 2008 compared to the prior year, while total factory overhead decreased $63,000 in fiscal 2008 compared to the prior year, primarily due to decreases in research and development salaries and decreases in applied factory overhead.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $1,235,000 or 34.4% of sales for the year ended February 29, 2008 compared to $1,281,000 or 35.4% of sales for the year ended February 28, 2007, a decrease of $46,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries (primarily from the Chairman of the Board's decision to become a part-time employee effective in September 2006 with a corresponding reduction in his base salary) and a decrease in commissions and consulting fees in fiscal 2008 offset by an increase in administrative salaries, directors and officers insurance and applied factory overhead.

Operating Income

     Operating income, in terms of absolute dollars, increased to $954,000 for fiscal 2008 from $875,000 for fiscal 2007, an increase of $79,000. Although sales decreased in 2008 compared to the prior year, operating income increased due to a greater decrease in cost of sales and selling, general and administrative expenses for fiscal 2008 compared to fiscal 2007. As a percentage of sales, operating income increased to 26.5% of sales for fiscal 2008 from 24.2% of sales for fiscal 2007.

Other Income

     Total other income for the year ended February 29, 2008 was $174,000 as compared to $88,000 for the year ended February 28, 2007. Such increase was primarily due to an insurance reimbursement of $61,000 we received in the quarter ended November 30, 2007 for flood damage for which there was not a comparable item in fiscal 2007. We realized rental income of $18,000 for fiscal 2008 compared to rental income of $17,000 for fiscal 2007. Our interest income increased to $89,000 for fiscal 2008 from $72,000 in fiscal 2007.

Net Income

     During fiscal 2008, we reported income before taxes of $1,128,000 as compared to income before taxes of $963,000 for fiscal 2007. Income taxes were $404,000 for fiscal 2008 compared to $341,000 for the year ended February 28, 2007. Changes in income taxes are generally attributed to changes from period to period in sales and expenses. Net income after taxes was $724,000 or $0.06 per share for the year ended February 29, 2008 compared to net income after taxes of $623,000 or $0.05 per share for the year ended February 28, 2007.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to
fiscal 2007.   While sales have decreased, net income did improve
in fiscal 2008 by $101,000 compared to fiscal 2007 and net income increased by $29,000 in fiscal 2007 compared to fiscal 2006.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. Nevertheless, in fiscal 2007, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from the prior year. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth in recent periods. While this market remains a major source of business for us, we may not be able achieve the same type of growth in the security inks market in the future. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets while always seeking new areas for the use of our dyes.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On February 29, 2008, we had working capital of $3,007,000, a debt to equity ratio of 0.15 to 1, and stockholders' equity of $3,911,000 compared to working capital of $2,735,000, a debt to equity ratio of 0.17 to 1, and stockholders' equity of $3,652,000 on February 28, 2007. On February 29, 2008, we had $1,980,000 in cash and cash equivalents, total assets of $4,478,000 and total liabilities of $566,000, compared to $1,751,000 in cash and cash equivalents, total assets of $4,243,000 and total liabilities of $591,000 on February 28, 2007.

     Net cash provided by operating activities for the year ended February 29, 2008 was $802,000 which was primarily the result of net income of $724,000, plus increases in accrued expenses of $26,000 and taxes payable of $31,000, and decreases in prepaid expenses of $17,000, offset by an increase in accounts receivable of $71,000 and decreases in accounts payable of $42,000. Net cash provided by operating activities for the year ended February 28, 2007 was $845,000 which was primarily the result of net income of $623,000, plus decreases in accounts receivable of $149,000 and increases in accounts payable of $40,000, offset by a decrease in accrued expenses of $62,000.

     Net cash used by investing activities for year ended February 29, 2008 was $94,000 due to equipment purchases of $120,000 offset by a decrease in cash value of a life insurance policy of $26,000, while net cash used by investing activities was $121,000 for the year ended February 28, 2007 due to equipment purchases of $109,000 offset by an increase in cash value of a life insurance policy of $12,000. For the year ended February 29, 2008, net cash used by financing activities was $479,000 due to two cash dividends having been paid totaling $479,000, and was $488,000 for the year ended February 28, 2007 which was due to two cash dividends having been paid totaling $479,000 together with the repurchase of $26,000 of stock in fiscal 2007 offset by $16,210 for the issuance of common stock.

     We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for fiscal 2009 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Other Information

     Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which Epolin will issue a regular annual cash dividend on shares of its Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, in April 2006, the Board of Directors declared and Epolin paid the first regular annual cash dividend of $0.02 per share in May 2006. In addition, in December 2006 and considering our cash position, the Board of Directors declared a special cash dividend of $0.02 per
share which was paid on January 3, 2007.   In April 2007, the
Board of Directors declared and Epolin paid in May 2007 the second regular annual cash dividend of $0.02 per share. In addition, in October 2007, the Board of Directors paid another special cash dividend of $0.02 per share which was paid on
January 7, 2008.   In April 2008, the Board of Directors declared
and Epolin paid the third regular annual cash dividend of $0.02 per share.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock
during the fiscal year ended February 29, 2008.   In prior years,
since the adoption of the program, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

     In September 2007, Murray S. Cohen advised the Board of Directors that beginning as of October 1, 2007 and in accordance with his employment agreement he will reduce the time he devotes
to Company business to approximately 25% of his time.   Dr. Cohen
had been devoting approximately 50% of his time to the business since September 2006. Dr. Cohen has been and will remain Chairman of the Board and Chief Scientist of the Company.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 7.     Financial Statements.

     See the Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 8A(T). Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of February 29, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

     Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of February 29, 2008.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


Item 8B.  Other Information.

     Not applicable.

                             PART III

Item 9.   Directors, Executive Officers, Promoters, Control
          Persons and Corporate Governance;
          Compliance with Section 16(a) of the Exchange Act.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2008.


Item 10.  Executive Compensation.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2008.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2008.


Item 12. Certain Relationships and Related Transactions, and Director Independence.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2008.


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


      (1) Filed  with the Company's Form S-18 Registration
          Statement SEC File 33-25405-NY.


Item 14.  Principal Accountant Fees and Services.

     There is incorporated by reference herein information which will be contained in the Company's definitive proxy statement to be filed within 120 days of the Company's year end in connection with the Annual Meeting of Stockholders to be held in 2008.

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


                              Dated:   May 28, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                          Date



/s/ Greg Amato           Chief Executive Officer        05/28/2008
Greg Amato               (Principal Executive Officer)


/s/ Murray S. Cohen      Chairman of the Board,         05/28/2008
Murray S. Cohen          Secretary and Director



/s/ James Ivchenko       President and Director         05/28/2008
James Ivchenko           (Principal Financial Officer)



/s/ Morris Dunkel        Director                       05/28/2008
Morris Dunkel



-------------------      Director                       ----------
James R. Torpey, Jr.



/s/ Herve A. Meillat     Director                       05/29/2008
Herve A. Meillat

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                                   YEARS ENDED

                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

                          INDEPENDENT AUDITOR'S REPORT
             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey


         We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 29, 2008 and February 28, 2007 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the periods ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for each of the two years in the periods ended February 29, 2008 and February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ WEISMANN ASSOCIATES LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08865

May 5, 2008



                                  EPOLIN, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                                     ASSETS

                                                                          February 29,     February 28,
                                                                              2008             2007
                                                                          ------------     ------------
Current assets:
  Cash and cash equivalents                                               $  1,980,142        1,751,346
  Accounts receivable                                                          618,445          546,952
  Inventories                                                                  642,529          651,648
  Prepaid expenses                                                              60,412           77,767
  Prepaid taxes                                                                     --            1,920
  Deferred tax assets-current portion                                           25,182           10,288
                                                                          ------------     ------------

    Total current assets                                                     3,326,710        3,039,921
                                                                          ------------     ------------
Plant, property and equipment - at cost:
  Land                                                                          81,000           81,000
  Building and improvements                                                    710,758          710,758
  Laboratory equipment                                                         189,300          272,685
  Furniture and office equipment                                               215,764          160,697
  Leasehold improvements                                                       458,495          456,790
                                                                          ------------     ------------

    Total                                                                    1,655,317        1,681,930

  Less:  Accumulated depreciation and amortization                             800,593          858,851
                                                                          ------------     ------------

    Net plant, property and equipment                                          854,724          823,079
                                                                          ------------     ------------
Other assets:
  Deferred tax assets-non current portion                                       94,973          152,425
  Cash value - life insurance policy                                           201,369          227,258
                                                                          ------------     ------------

    Total other assets                                                         296,342          379,683
                                                                          ------------     ------------

      Total                                                               $  4,477,776        4,242,683
                                                                          ============     ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          February 29,     February 28,
                                                                              2008             2007
                                                                          ------------     ------------
Current liabilities:
  Accounts payable                                                        $      9,660           51,782
  Accrued expenses                                                             270,755          244,905
  Taxes payable:
    Payroll                                                                      1,889            1,889
    Income                                                                      37,400            6,536
                                                                          ------------     ------------

      Total current liabilities                                                319,704          305,112


Other liabilities - Deferred compensation                                      246,683          285,864
                                                                          ------------     ------------

      Total liabilities                                                        566,387          590,976
                                                                          ------------     ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,915,000 shares issued, and 11,966,355
    shares outstanding at 2008 and 2007, respectively                        2,364,693        2,364,693
    Additional paid-in capital                                                  76,820           62,111
    Retained earnings                                                        1,820,958        1,575,985
                                                                          ------------     ------------

      Total                                                                  4,262,471        4,002,789
    Less: Treasury stock - at cost                                             351,082          351,082
                                                                          ------------     ------------

     Total stockholders' equity                                              3,911,389        3,651,707
                                                                          ------------     ------------

      Total                                                               $  4,477,776        4,242,683
                                                                          ============     ============

        The accompanying notes are an integral part of these statements.


                               EPOLIN, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                                                              2008             2007
                                                                          ------------     ------------
Sales                                                                     $  3,592,940        3,609,674
                                                                          ------------     ------------
Cost of sales and expenses:
  Cost of sales                                                              1,404,009        1,454,081
  Selling, general and administrative                                        1,235,078        1,280,547
                                                                          ------------     ------------

    Total                                                                    2,639,087        2,734,628
                                                                          ------------     ------------

Operating income                                                               953,853          875,046
                                                                          ------------     ------------
Other income:
  Rental income                                                                 18,000           16,500
  Miscellaneous                                                                 66,881               --
  Interest                                                                      89,348           71,951
                                                                          ------------     ------------

    Total                                                                      174,229           88,451
                                                                          ------------     ------------

Income before taxes                                                          1,128,082          963,497

Income taxes                                                                   404,455          340,569
                                                                          ------------     ------------

Net income                                                                $    723,627          622,928
                                                                          ============     ============
Per share data:
  Basic earnings per common share                                         $       0.06             0.05
                                                                          ============     ============
  Fully diluted earnings per common share                                 $       0.06             0.05
                                                                          ============     ============
  Weighted average number of common shares outstanding                      11,966,355       11,964,806
                                                                          ============     ============
  Fully diluted number of common shares outstanding                         12,004,973       12,003,424
                                                                          ============     ============

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                Number of                Additional
                               Outstanding      Common     Paid-in-     Retained      Treasury     Treasury    Stockholders'
                                  Shares        Stock      Capital      Earnings       Shares        Costs        Equity
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2006         12,859,000   $2,348,483        6,486    1,431,711       918,645     (325,532)    3,461,148

Dividends paid                          --           --           --     (478,654)           --           --      (478,654)

Common stock issued for
 stock option                       56,000       16,210       33,000           --            --           --        49,210

Valuation of options expensed           --           --       22,625           --            --           --        22,625

Treasury stock purchased                --           --           --           --        30,000      (25,550)      (25,550)

Net income                              --           --           --      622,928            --           --       622,928
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - February 28, 2007     12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========

Balance - March 1, 2007         12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707

Dividends paid                          --           --           --     (478,654)           --           --      (478,654)

Valuation of options expensed           --           --       14,709           --            --           --        14,709

Net income                              --           --           --      723,627            --           --       723,627
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------

Balance - February 29, 2008     12,915,000   $2,364,693       76,820    1,820,958       948,645     (351,082)    3,911,389
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========

        The accompanying notes are an integral part of these statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


                                                                              2008             2007
                                                                          ------------     ------------
Cash flows from operating activities:
  Net income                                                              $    723,627          622,928
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              88,336           64,704
     Deferred tax expense                                                       42,558           13,609
     Stock based compensation                                                   14,709           55,625
     Obligation under deferred compensation agreement                          (39,181)         (20,628)
  (Increase) decrease in:
     Accounts receivable                                                       (71,493)         148,699
     Inventories                                                                 9,119           (3,775)
     Prepaid expenses                                                           17,355          (14,695)
     Prepaid taxes                                                               1,920             (321)
  Increase (decrease) in:
     Accounts payable                                                          (42,122)          39,971
     Accrued expenses                                                           25,850          (62,150)
     Taxes payable                                                              30,864              918
                                                                          ------------     ------------

        Net cash provided by operating activities                              801,542          844,885
                                                                          ------------     ------------
Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy                     25,889          (12,347)
  Payments for equipment                                                      (119,981)        (108,577)
                                                                          ------------     ------------

        Net cash used by investing activities                                  (94,092)        (120,924)
                                                                          ------------     ------------
Cash flows from financing activities:
  Issuance of common stock                                                          --           16,210
  Treasury stock purchased                                                          --          (25,550)
  Dividends paid                                                              (478,654)        (478,654)
                                                                          ------------     ------------

        Net cash used by financing activities                                 (478,654)        (487,994)
                                                                          ------------     ------------

Increase (decrease) in cash                                                    228,796          235,967

Cash and cash equivalents:
  Beginning                                                                  1,751,346        1,515,379
                                                                          ------------     ------------

  Ending                                                                  $  1,980,142        1,751,346
                                                                          ============     ============
Supplemental disclosures of cash flows:
  Income taxes paid                                                       $    337,842          322,000
                                                                          ============     ============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 38.5% of the Company's trade receivables at February 29, 2008.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 29, 2008

Note B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of February 29, 2008 and for the year then ended are:


                                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                   Epolin
                                                    Epolin         Holding,
                                                     Inc.           Corp.        Eliminations    Consolidated
                                                 ------------    ------------    ------------    ------------
Current assets                                   $  3,015,509         311,201              --       3,326,710
Non-current assets                                  1,459,917         625,617        (934,468)      1,151,066
                                                 ------------    ------------    ------------    ------------
        Total                                    $  4,475,426         936,818        (934,468)      4,477,776
                                                 ============    ============    ============    ============

  Total liabilities                              $    564,037          26,785         (24,435)        566,387
                                                 ------------    ------------    ------------    ------------

Stockholders' equity:
  Common stock                                      2,364,693              --              --       2,364,693
  Additional paid-in capital                           76,820              --              --          76,820
  Retained earnings                                 1,820,958         910,033        (910,033)      1,820,958
  Treasury stock                                     (351,082)             --              --        (351,082)
                                                 ------------    ------------    ------------    ------------

  Total stockholders' equity                        3,911,389         910,033        (910,033)      3,911,389
                                                 ------------    ------------    ------------    ------------

        Total                                    $  4,475,426         936,818        (934,468)      4,477,776
                                                 ============    ============    ============    ============

                                  CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                                   Epolin
                                                    Epolin         Holding,
                                                     Inc.           Corp.        Eliminations    Consolidated
                                                 ------------    ------------    ------------    ------------
Sales                                            $  3,592,940              --              --       3,592,940
Other revenue- rental income                               --         115,740         (97,740)         18,000
                                                 ------------    ------------    ------------    ------------
        Total                                       3,592,940         115,740         (97,740)      3,610,940
                                                 ------------    ------------    ------------    ------------

Cost of sales                                       1,404,009              --              --       1,404,009
Selling, general and administrative                 1,305,900          26,918         (97,740)      1,235,078
                                                 ------------    ------------    ------------    ------------

        Total                                       2,709,909          26,918         (97,740)      2,639,087
                                                 ------------    ------------    ------------    ------------
Operating income                                      883,031          88,822              --         971,853

Other income                                          140,780          15,449              --         156,229
                                                 ------------    ------------    ------------    ------------

Income before taxes                                 1,023,811         104,271              --       1,128,082

Income taxes                                          394,658           9,797              --         404,455
                                                 ------------    ------------    ------------    ------------

Net income                                       $    629,153          94,474              --         723,627
                                                 ============    ============    ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


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

         Depreciation and amortization expense totaled $88,336 and $64,704 for the years ended February 29, 2008 and February 28, 2007, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Regulations - The Company expended approximately $30,967 through February 29, 2008 and through February 28, 2007, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $13,307 and $13,855 for the years ended February 29, 2008 and February 28, 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE B - Summary of Significant Accounting Policies (continued):

Stock-based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended February 29, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the years ended February 29, 2008 and February 28, 2007, the Company recognized stock-based compensation expenses of $14,709 and $22,625, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the years ended February 29, 2008 and February 28, 2007 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants


                                                              Years Ended
                                                      ----------------------------
                                                      February 29,    February 28,
                                                          2008            2007
                                                      ------------    ------------
         Weighted average expected life in years                 3               3
         Dividends per share                                  0.04            0.04
         Volatility                                            7.0%            6.0%
         Risk-free interest rate                               4.9%            4.5%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


NOTE C - Income Taxes:

1.  Federal and State deferred tax assets include:
                                                     2008            2007
                                                 ------------    ------------
         Temporary differences:
              Accelerated amortization           $      2,696          30,063
              Deferred compensation                   101,405         122,922
              Stock based compensation                 16,054           9,728
                                                 ------------    ------------
                   Total                              120,155         162,713

         Current portion                               25,182          10,288
                                                 ------------    ------------

         Non-current portion                     $     94,973         152,425
                                                 ============    ============

2.  Income tax expense:
                                                     2008            2007
                                                 ------------    ------------
         Current:
              Federal                            $    275,000         259,342
              State                                    86,897          67,618
                                                 ------------    ------------
                   Total current                      361,897         326,960
                                                 ------------    ------------
         Deferred:
              Federal                                  36,602          10,845
              State                                     5,956           2,764
                                                 ------------    ------------

                   Total deferred                      42,558          13,609
                                                 ------------    ------------

                        Total                    $    404,455         340,569
                                                 ============    ============

3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                     2008            2007
                                                 ------------    ------------
         Computed at the statutory rate          $    349,705         304,598
         State income taxes (net)                      86,897          67,618
         (Increase) Decrease in deferred
           tax asset                                   42,558          13,609
         General business credits                     (42,993)        (36,040)
         Other reconciling items                      (31,712)         (9,216)
                                                 ------------    ------------

                   Effective tax                 $    404,455         340,569
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE D - Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082, as of February 29, 2008 and February 28, 2007, respectively.

         The Company purchased 30,000 shares during the year ended February 28, 2007.

NOTE E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the years ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales. During the years ended February 28, 2007, approximately 37.5% of sales were to four customers, two of these customers, located in the Eastern United States, accounted for 24.5% of sales.

NOTE F - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

NOTE G - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $392,992 and $441,354 were included in cost of sales for the years ended February 29, 2008 and February 28, 2007, respectively. Expenditures for fiscal year 2009 are projected to remain at approximately the same level as in fiscal 2008.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $54,257 and $47,677 for the years ended February 29, 2008 and February 28, 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE H - Employee Benefits (continued):

Stock Option Plan - The Company previously adopted The 1986 Stock Option Plan. As of April 1996, under the terms of the Plan, options may no longer be granted. On December 1, 1995, options to acquire up to 490,000 shares of the Company's common stock were granted. Options exercised for all prior years totaled 455,000. Options cancelled for all prior years totaled 35,000. There were no outstanding options as of February 29, 2008.

         The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. Options exercised through February 29, 2008 totaled 686,000. Options cancelled or expired for all years totaled 240,000. All cancelled options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of February 29, 2008, and the changes during the years ended February 29, 2008 is presented below:

                                                             Weighted-Average
Fixed Options:                                 Shares         Exercise Price
--------------                                --------        -------------
Balance - March 1, 2006                        457,000            $.42
      Cancelled and expired                    (85,000)            .25
      Exercised                                (56,000)            .28
                                              --------

Balance - February 28, 2007                    316,000             .37
                                              --------

Balance - February 29, 2008                    316,000            $.49
                                              ========

Exercisable at February 29, 2008               316,000
                                              ========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


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


Stock Option Plans - The following table summarizes information about fixed stock options outstanding at February 29, 2008:


               Outstanding Options                            Exercisable Options
---------------------------------------------------      -----------------------------
                     Number        Weighted-Average        Number
  Range of        Outstanding         Remaining         Exercisable     Weighted-Average
Exercise Price     at 2/29/08      Contractual Life      at 2/29/08      Exercise Price
--------------     ----------      ----------------      ----------      --------------
    $.41            116,000              6.0               116,000            .41
     .51            100,000              1.7               100,000            .51
     .54            200,000              2.3               200,000            .54

There are 498,000 options attributable to future grants.

NOTE I - Inventories:
                                                 February 29,    February 28,
                                                     2008            2007
                                                 ------------    ------------
         Raw materials and supplies              $    123,286          74,317
         Work in process                               45,379         183,142
         Finished goods                               473,864         394,189
                                                 ------------    ------------
         Total                                   $    642,529         651,648
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

NOTE J - Segment Reporting:

         The Company currently operates in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Sales by geographic area are as follows:

                                                          Years Ended
                                                 ----------------------------
                                                 February 29,    February 28,
                                                     2008            2007
                                                 ------------    ------------
         United States                           $  2,837,852       2,775,135
         Asia                                         481,355         508,235
         Europe                                       273,183         308,278
         Other nations                                    550          18,026
                                                 ------------    ------------
         Total                                   $  3,592,940       3,609,674
                                                 ============    ============


         Two customers, located in the Southeastern United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 29.3% of sales of which 12.0% was near infrared dyes and 17.3% was security inks.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $854,724 and $823,079 located in the United States at February 29, 2008 and February 28, 2007, respectively.

NOTE K - Accrued Expenses:

         Accrued expenses consisted of the following as of February 29, 2008 and February 28, 2007, respectively:


                                                     2008            2007
                                                 ------------    ------------
Salaries and wages                               $         --           2,234
Employment agreement                                  225,000         210,000
Purchases                                              12,330              --
Professional fees                                      28,000          32,671
Pension contribution                                    5,425              --
                                                 ------------    ------------
Total accrued expenses                           $    270,755         244,905
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

                                                         Years Ended
                                                 ----------------------------
                                                 February 29,    February 28,
                                                     2008            2007
                                                 ------------    ------------
Basic Earnings Per Common Share:

Net income                                       $    723,627         622,928
                                                 ============    ============
Average common shares
  outstanding                                      11,966,355      11,964,806
                                                 ============    ============
Basic earnings per
  common share                                   $       0.06            0.05
                                                 ============    ============
Diluted Earnings Per Common Share:

Net income                                       $    723,627         622,928
                                                 ============    ============
Average common shares
  outstanding                                      11,966,355      11,964,806

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                 38,618          38,618
                                                 ------------    ------------
Total diluted common shares
  outstanding                                      12,004,973      12,003,424
                                                 ============    ============
Diluted earnings per
  common share                                   $       0.06            0.05
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 29, 2008 and February 28, 2007, respectively.

Future minimum payments for the current option period:

          Fiscal Years Ending February:
          -----------------------------
                    2009                                             $97,740
                    2010                                              97,740
                    2011                                              65,160

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

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

         Accrued compensation included in selling, general and administrative as of February 29, 2008 and February 28, 2007 was $225,000 and $210,000,
respectively.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


NOTE N - Dividends:

         In October 2007 the Company's Board of Directors declared a special cash dividend of $0.02 per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on January 7, 2008 to shareholders of record at the close of business on December 20, 2007.

         In April 2007, the Company's Board of Directors declared a cash dividend of $0.02 per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 14, 2007 to shareholders of record at the close of business on April 30, 2007.

         In December 2006, the Company's Board of Directors declared a special cash dividend of $0.02 per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on January 3, 2007 to shareholders of record at the close of business on December 18, 2006.

         In April 2006, the Company's Board of Directors declared a cash dividend of $0.02 per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 1, 2006 to shareholders of record at the close of business on April 20, 2006.

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