Form 10-Q
period 2008-05-31
EPOLIN INC /NJ/
filed 2008-07-14
CIK 797079

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended May 31, 2008

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ______

                Commission file number 000-17741

                          EPOLIN, INC.
     (Exact name of Registrant as Specified in its Charter)

New Jersey                                              22-2547226
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or                            Identification No.)
organization)

358-364 Adams Street
Newark, New Jersey                                           07105
(Address of principal                                   (Zip Code)
executive offices)

                         (973) 465-9495
      (Registrant's Telephone Number, Including Area Code)

                         Not applicable
 (Former Name, Former Address and Former Fiscal Year, if Changed
                       Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   [  X  ]  No   [      ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [   ]  Accelerated filer         [   ]
Non-accelerated filer    [   ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell  company
(as defined by Rule 12b-2 of the Exchange Act).
                         Yes   [      ] No   [  X  ]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 11,966,355 outstanding as of July 1, 2008.

                          EPOLIN, INC.

                        TABLE OF CONTENTS

                                                       Page
PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements.                            3
Item 2.  Management's Discussion and Analysis
         of Financial Condition and
         Results of Operations.                           3
Item 3.  Quantitative  and Qualitative  Disclosures
         About Market Risk.                               8
Item 4T. Controls and Procedures.                         8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                               9
Item 2.  Unregistered Sales of Equity Securities  and
         Use of Proceeds.                                 9
Item 3.  Default   upon   Senior   Securities.            9
Item 4.  Submission of Matters to a Vote of Security
         Holders.                                         9
Item 5.  Other Information.                               9
Item 6.  Exhibits.                                        9

SIGNATURES                                                10

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      See the Consolidated Financial Statements annexed to this report.


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations.

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business" of the Company's Form 10-KSB for the year ended February 29, 2008. The Company does not intend to update these forward-looking statements.

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the three months ended May 31, 2008, approximately 31.8% of sales were to three customers. During the three months ended May 31, 2007, approximately 37.4% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three months ended May 31, 2008 and 2007.

                         Three Months Ended May 31,

                         2008      2007           % change

Sales                   $912,791  $842,001         8.4%

Gross profit             522,729   513,345         1.8%

Gross profit percentage     57.3%     61.0%       -3.7%

Selling, general
& administrative         293,647   295,999        -0.8%

Operating income         229,082   217,346         5.4%
Other Income              17,005    14,940        13.8%

Income before taxes      246,087   232,286         5.9%

Income taxes              96,935    79,510        21.9%

Net income
(after taxes)           $149,152  $157,776        -5.5%


Sales

     For the three months ended May 31, 2008, sales were $913,000 as compared to $842,000 for the three months ended May 31, 2007, an increase of 71,000 or 8.4%.

     The increase in sales is primarily due to an increase in sales in the light management market which increased by $69,000 for the quarter ended May 31, 2008 compared to the prior year period. Our custom dye market also increased by $5,000 during the three months ended May 31, 2008 compared to May 31, 2007. Sales in the eye protection market, which represents our oldest and traditional market, showed no change in the three months ended May 31, 2008 compared to the prior year period, and sales in the ink and coating market decreased by $5,000 in the same periods. The decrease in sales in the ink and coating market is primarily due to reduced sales in the security inks business, which had been a key area of our growth from 2005 to 2007, but has declined since then to approximately the level of sales we achieved in this market in fiscal 2005.

     Sales overseas increased in Asia and Europe for the three months ended May 31, 2008 while sales decreased in the United States for the three months ended May 31, 2008 compared to the
prior year period.   For the three months ended May 31, 2008,
sales in Asia increased to $201,000 from $155,000 while in Europe, sales increased to $85,000 for the three months ended May 31, 2008 from $22,000 for the prior year period. In the United States, sales decreased to $626,000 in the three months ended May 31, 2008 from $661,000 in the three months ended May 31, 2007.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $523,000 or 57.3% of sales for the three months ended May 31, 2008 compared to $513,000 or 61.0% of sales for the three months ended May 31, 2007.

     Cost of sales was $390,000 for the three months ended May 31, 2008 which represented 42.7% of sales compared to $329,000 for the three months ended May 31, 2007 which represented 39.0% of sales. Total cost of materials increased $51,000 in the three months ended May 31, 2008 compared to the prior year period, while total factory overhead increased $10,000 in the three months ended May 31, 2008 compared to the three months ended May 31, 2007.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $294,000 or 32.2% of sales for the three months ended May 31, 2008 compared to $296,000 or 35.2% of sales for the three months ended May 31, 2007, a decrease of $2,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries (primarily from the

Chairman of the Board's decision to
become a part-time employee effective in September 2006 with a corresponding reduction in his base salary) and a decrease in directors and officers insurance in the three months ended May 31, 2008 offset by an increase in administrative salaries,
payroll taxes and employer contributions to our SEP Plan.   In
addition, we incurred a placement fee of $12,000 in the three months ended May 31, 2007 for which there was no comparable item in the three months ended May 31, 2008.

Operating Income

     Operating income, in terms of absolute dollars, increased to $229,000 for the three months ended May 31, 2008 from $217,000 for the three months ended May 31, 2007, an increase of $12,000. Operating income increased primarily due an increase in sales together with a slight decrease in selling, general and administrative expenses offset by an increase in cost of sales. As a percentage of sales, operating income was 25.1% of sales for the three months ended May 31, 2008 compared to 25.8% of sales for the three months ended May 31, 2007.

Other Income

     Total other income for the three months ended May 31, 2008 was $17,000 as compared to $15,000 for the three months ended May
31, 2007.   We realized rental income of $4,500 for the three
months ended May 31, 2008 compared to no rental income for the three months ended May 31, 2007. Our interest income was $13,000 for the three months ended May 31, 2008 compared to $15,000 for the prior year period.

Net Income

     During the three months ended May 31, 2008, we reported income before taxes of $246,000 as compared to income before taxes of $232,000 for the three months ended May 31, 2007, an increase of $14,000. Income taxes were $97,000 for the three months ended May 31, 2008 compared to $80,000 for the three months ended May 31, 2007, an increase of $17,000. As a percentage of our income, the amount of income taxes for the three months ended May 31, 2008 increased compared to the prior year period primarily due to tax depreciation deductions resulting from the purchase of certain computer hardware and software taken in the prior fiscal year which are not available
to us in the current fiscal year.    Net income after taxes was
$149,000 or $0.01 per share for the three months ended May 31, 2008 compared to net income after taxes of $153,000 or $0.01 per share for the three months ended May 31, 2007.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to
fiscal 2007.   While sales have decreased, net income did improve
in fiscal 2008 by $101,000 compared to fiscal 2007 and net income increased by $29,000 in fiscal 2007 compared to fiscal 2006. During the first three months of fiscal 2009, we achieved an increase in sales of $71,000 compared to the prior year period, while our net income (although less by $4,000) was substantially the same.

Operations Outlook

     Since fiscal 2005, we have been going through a period of reassessing our direction in order to increase value for our shareholders. Our business, though reasonably healthy, did not grow to the degree management anticipated from 2002 to 2005. While the sales level of $2,880,000 reached during fiscal 2005 was at the time an all time high for the Company, it was not significantly more than the sales level we achieved in 2004 ($2,734,000), 2003 ($2,690,000) or 2002 ($2,550,000). The plateau of sales during that four years was in contrast to the greater sales growth the Company experienced in certain years prior to 2002. Based upon these observations, we tried to learn what could be done to stimulate growth and recapture the promise of our early years. As a result, we assembled a business plan and began to make changes consistent with such plan. The plan showed us that developments coming out of our R&D were not reaching the marketplace and therefore, not commanding their proper attention. Through this teamwork of R&D with marketing, we revamped our web site, streamlined our pricing structure and reached out to our key customers and agents. We believe the business plan made clear the necessity of hiring a Sales/Marketing executive along with back up technical service help, both of which have been accomplished. In order to cover the cost of these additional personnel and place a greater emphasis on company growth, we suspended in fiscal 2005 the cash dividends program which we had been in place during fiscal 2002, 2003 and 2004 in order to place greater emphasis on business growth. All of the foregoing resulted in strong sales growth and we achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior year. Nevertheless, in fiscal 2007, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from the prior year, although for the first three months of fiscal 2009, we achieved an increase of $71,000 in sales compared to the first three months of fiscal 2008. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth in recent periods. While this market remains a major source of business for us, we may not be able achieve the same type of growth in the security inks market in the future. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets while always seeking new areas for the use of our dyes.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2008, we had working capital of $2,913,000, a debt to equity ratio of 0.13 to 1, and stockholders' equity of $3,821,000 compared to working capital of $2,599,000, a debt to equity ratio of 0.19 to 1, and stockholders' equity of $3,565,000 on May 31, 2007. On May 31, 2008, we had $1,907,000 in cash and cash equivalents, total assets of $4,305,000 and total liabilities of $484,000, compared to $1,686,000 in cash and cash equivalents, total assets of $4,230,000 and total liabilities of $665,000 on May 31, 2007.

     Net cash provided by operating activities for the three months ended May 31, 2008 was $195,000 which was primarily the result of net income of $149,000, plus decreases in accounts receivable of $50,000, inventories of $33,000 and prepaid expenses of $17,000, and increases in taxes payable of $56,000, offset by a decrease in accrued expenses of $145,000. Net cash provided by operating activities for the three months ended May 31, 2007 was $219,000 which was primarily the result of net income of $153,000, plus decreases in prepaid expenses of $20,000 and increases in accrued expenses of $63,000 and taxes payable of $68,000, offset by increases in accounts receivable of $50,000 and decreases in accounts payable of $29,000. Net cash used by investing activities for the three months ended May 31, 2008 was $29,000 compared to $46,000 for the three months ended May 31, 2007 which change was primarily due to a decrease in equipment purchases. For the three months ended May 31, 2008 and May 31, 2007, net cash used by financing activities was $239,000 which was primarily due to the payment of dividends which occurred in both the first three months of fiscal 2009 and the first three months of fiscal 2008.

     We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for the balance of fiscal 2009 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. That cost will be recognized over the vesting period during which an employee is required to provide service in exchange for the award. On
April 14, 2005, the Securities and Exchange Commission issued a ruling that amended the effective date for SFAS 123R. As a result, we did adopt SFAS 123R on March 1, 2006.

Other Information

     Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May
2007 and May 2008.   In addition, since of the adoption of the
dividend policy in fiscal 2007, a special cash dividend of $0.02 per share has been paid in each of January 2007 and January 2008.

      In addition to the foregoing, and considering our cash position, the Board of Directors has recently declared a supplemental special cash dividend of $0.04 per share which will be payable on August 7, 2008 to shareholders of record of our Common Stock at the close of business on July 24, 2008. Although there can be no assurance, it is anticipated that we will pay another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal year ended February 29, 2008 and the first
three months of fiscal 2009.   In prior years, since the adoption
of the program, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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


Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.


Item 4T.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject.


Item  2.   Unregistered  Sales of Equity Securities  and  Use  of
           Proceeds.

     None.


Item 3.    Defaults Upon Senior Securities.

     None.


Item 4.    Submission of Matters to a Vote of Security-Holders.

     None.


Item 5.    Other Information.

          None.


Item 6.    Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to
     Section 302 of the Sarbanes-Oxley Act of     2002 (Rules 13a-
     14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated:    July 11, 2008            By:  /s/ Greg Amato
                                       Greg Amato,
                                       Chief Executive Officer


Dated:    July 11, 2008            By:  /s/ James Ivchenko
                                       James Ivchenko,
                                       President
                                       (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                               THREE MONTHS ENDED

                              MAY 31, 2008 AND 2007

                                    CONTENTS

                                                                     Page
                                                                    ------

Review Report of Independent Registered Accounting Firm                1

Consolidated Financial Statements:

   Consolidated Balance Sheets                                       2 - 3

   Consolidated Statements of Income                                   4

   Consolidated Statements of Stockholders' Equity                     5

   Consolidated Statements of Cash Flows                               6

Notes to Consolidated Financial Statements                          7 - 20

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, New Jersey

      We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of May 31, 2008 and 2007 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

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

/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08865

                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                May 31,
                                                                                    ---------------------------
                                                                                       2008              2007
                                                                                    -----------       ---------
Current assets:

   Cash and cash equivalents                                                        $ 1,906,536       1,685,540
   Accounts receivable                                                                  568,800         596,625
   Inventories                                                                          609,687         656,249
   Prepaid expenses                                                                      43,655          57,781
   Prepaid taxes
                                                                                              -             470
   Deferred tax assets-current portion                                                   20,212          10,542
                                                                                    -----------       ---------

      Total current assets                                                            3,148,890       3,007,207
                                                                                    -----------       ---------

Plant, property and equipment - at cost:
   Land                                                                                  81,000          81,000
   Building and improvements                                                            734,578         710,758
   Laboratory equipment                                                                 189,300         280,368
   Furniture and office equipment                                                       217,795         195,388
   Leasehold improvements                                                               458,495         456,790
                                                                                    -----------       ---------

      Total                                                                           1,681,168       1,724,304

   Less: Accumulated depreciation and amortization                                      825,826         878,166
                                                                                    -----------       ---------

      Net plant, property and equipment                                                 855,342         846,138
                                                                                    -----------       ---------

Other assets:
   Deferred tax assets-non current portion                                               96,626         146,111
   Cash value - life insurance policy                                                   204,389         230,667
                                                                                    -----------       ---------

      Total other assets                                                                301,015         376,778
                                                                                    -----------       ---------

         Total                                                                      $ 4,305,247       4,230,123
                                                                                    ===========       =========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              May 31,
                                                                                    ---------------------------
                                                                                        2008             2007
                                                                                    -----------       ---------
Current liabilities:
   Accounts payable                                                                 $    13,742          23,112
   Accrued expenses                                                                     126,208         308,322
   Taxes payable:
      Payroll                                                                             1,889           1,889
      Income                                                                             93,835          75,194
                                                                                    -----------       ---------

         Total current liabilities                                                      235,674         408,517

Other liabilities - Deferred compensation                                               248,359         256,450
                                                                                    -----------       ---------

         Total liabilities                                                              484,033         664,967
                                                                                    -----------       ---------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $15.513 par value; 940,000 shares authorized;
      none issued
   Preferred stock, series A convertible non-cumulative, $2.50 par value; redemption price and liquidation preference;
      60,000 shares authorized; 5,478 shares issued and redeemed

   Common stock, no par value; 20,000,000 shares authorized;
      12,915,000 shares issued, and 11,966,355
      shares outstanding at 2008 and 2007, respectively                               2,364,693       2,364,693
      Additional paid-in capital                                                         76,820          62,111
      Retained earnings                                                               1,730,783       1,489,434
                                                                                    -----------       ---------

            Total                                                                     4,172,296       3,916,238
      Less: Treasury stock - at cost                                                    351,082         351,082
                                                                                    -----------       ---------

         Total stockholders' equity                                                   3,821,214       3,565,156
                                                                                    -----------       ---------

            Total                                                                   $ 4,305,247       4,230,123
                                                                                    ===========       =========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED MAY 31, 2008 AND 2007

                                                                                         2008            2007
                                                                                    --------------    ---------
Sales                                                                               $      912,791       842,001
                                                                                    --------------    ----------
Cost of sales and expenses:
   Cost of sales                                                                           390,062       328,656
   Selling, general and administrative                                                     293,647       295,999
                                                                                    --------------    ----------

      Total                                                                                683,709       624,655
                                                                                    --------------    ----------

Operating income                                                                           229,082       217,346
                                                                                    --------------    ----------

Other income:

   Rental income                                                                             4,500             -
   Interest                                                                                 12,505        14,940
                                                                                    --------------    ----------

      Total                                                                                 17,005        14,940
                                                                                    --------------    ----------

Income before taxes                                                                        246,087       232,286

Income taxes                                                                                96,935        79,510
                                                                                    --------------    ----------

Net income                                                                          $      149,152       152,776
                                                                                    ==============    ==========

Per share data:
   Basic earnings per common share                                                  $         0.01          0.01
                                                                                    ==============    ==========

   Fully diluted earnings per common share                                          $         0.01          0.01
                                                                                    ==============    ==========

   Weighted average number of common shares outstanding                                 11,966,355    11,964,806
                                                                                    ==============    ==========

   Fully diluted number of common shares outstanding                                    12,006,791    12,003,424
                                                                                    ==============    ==========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THREE MONTHS ENDED MAY 31, 2008 AND 2007

                             Number of                 Additional
                            Outstanding    Common        Paid-in-    Retained   Treasury   Treasury   Stockholders'
                              Shares        Stock        Capital     Earnings    Shares      Costs       Equity
                            -----------  -----------   ----------   ---------   --------   --------   -------------
Balance - March 1, 2007      12,915,000  $ 2,364,693       62,111   1,575,985    948,645   (351,082)      3,651,707

Dividends paid                        -            -            -    (239,327)         -          -        (239,327)

Net income                            -            -            -     152,776          -          -         152,776
                            -----------  -----------   ----------   ---------   --------   --------   -------------

Balance - May 31, 2007       12,915,000  $ 2,364,693       62,111   1,489,434    948,645   (351,082)      3,565,156
                            ===========  ===========   ==========   =========   ========   ========   =============

Balance - March 1, 2008      12,915,000  $ 2,364,693       76,820   1,820,958    948,645   (351,082)      3,911,389

Dividends paid                        -            -            -    (239,327)         -          -        (239,327)

Net income                            -            -            -     149,152          -          -         149,152
                            -----------  -----------   ----------   ---------   --------   --------   -------------

Balance - May 31, 2008       12,915,000  $ 2,364,693       76,820   1,730,783    948,645   (351,082)      3,821,214
                            ===========  ===========   ==========   =========   ========   ========   =============

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2008 AND 2007

                                                                              2008           2007
                                                                          -----------    -----------
Cash flows from operating activities:
   Net income                                                             $   149,152        152,776
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            25,233         19,315
      Deferred tax expense                                                      3,317          6,060
      Obligation under deferred compensation agreement                          1,676        (29,414)
   (Increase) decrease in:
      Accounts receivable                                                      49,645        (49,673)
      Inventories                                                              32,842         (4,601)
      Prepaid expenses                                                         16,757         19,986
      Prepaid taxes                                                                 -          1,450
   Increase (decrease) in:
      Accounts payable                                                          4,082        (28,670)
      Accrued expenses                                                       (144,547)        63,417
      Taxes payable                                                            56,435         68,658
                                                                          -----------    -----------

         Net cash provided by operating activities                            194,592        219,304
                                                                          -----------    -----------

Cash flows from investing activities:
   (Increase) decrease in cash value - life insurance policy                   (3,020)        (3,409)
   Payments for equipment                                                     (25,851)       (42,374)
                                                                          -----------    -----------

         Net cash used by investing activities                                (28,871)       (45,783)
                                                                          -----------    -----------
Cash flows from financing activities:
   Dividends paid                                                            (239,327)      (239,327)
                                                                          -----------    -----------

         Net cash used by financing activities                               (239,327)      (239,327)
                                                                          -----------    -----------

Increase (decrease) in cash                                                   (73,606)       (65,806)

Cash and cash equivalents:
   Beginning                                                                1,980,142      1,751,346
                                                                          -----------    -----------

   Ending                                                                 $ 1,906,536      1,685,540
                                                                          ===========    ===========

Supplemental disclosures of cash flows:
   Income taxes paid                                                      $   337,842          3,242
                                                                          ===========    ===========

        The accompanying notes are an integral part of these statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

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

      The Company's wholly owned Subsidiary, Epolin Holding Corporation, was incorporated in New Jersey as a real estate holding company whose assets consist of land and a building. On January 29, 1998, the Company acquired 100% of the stock in Epolin Holding Corporation. Prior to acquisition, two officers/stockholders of the Company controlled it.

NOTE B - Summary of Significant Accounting Policies:

Basis of Presentation - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2008. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

      The results of operations for the three-month interim period ended May 31, 2008 and 2007 are not necessarily indicative of the results of operations for the fiscal year ending February 29, 2009.

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

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 33.9% of the Company's trade receivables at May 31, 2008.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2008

NOTE B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of May 31, 2008 and for the three months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                          Epolin          Epolin
                                           Inc.        Holding, Corp.     Eliminations      Consolidated
                                        -----------    --------------     ------------      ------------
Current assets                          $ 2,834,373           314,517                -         3,148,890
Non-current assets                        1,468,704           642,718         (955,065)        1,156,357
                                        -----------    --------------     ------------      ------------
         Total                          $ 4,303,077           957,235         (955,065)        4,305,247
                                        ===========    ==============     ============      ============

   Total liabilities                    $   481,863            26,605          (24,435)          484,033
                                        -----------    --------------     ------------      ------------

Stockholders' equity:
   Common stock                           2,364,693                 -                -         2,364,693
   Additional paid-in capital                76,820                 -                -            76,820
   Retained earnings                      1,730,783           930,630         (930,630)        1,730,783
   Treasury stock                          (351,082)                -                -          (351,082)
                                        -----------    --------------     ------------      ------------

   Total stockholders' equity             3,821,214           930,630         (930,630)        3,821,214
                                        -----------    --------------     ------------      ------------

      Total                             $ 4,303,077           957,235         (955,065)        4,305,247
                                        ===========    ==============     ============      ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                          Epolin          Epolin
                                           Inc.        Holding, Corp.     Eliminations      Consolidated
                                        -----------    --------------     ------------      ------------
Sales                                   $   912,791                 -                -           912,791
Rental income                                     -            28,935          (24,435)            4,500
                                        -----------    --------------     ------------      ------------
      Total                                 912,791            28,935          (24,435)          917,291
                                        -----------    --------------     ------------      ------------

Cost of sales                               390,062                 -                -           390,062
Selling, general and administrative         311,363             6,719          (24,435)          293,647
                                        -----------    --------------     ------------      ------------

      Total                                 701,425             6,719          (24,435)          683,709
                                        -----------    --------------     ------------      ------------

Operating income                            211,366            22,216                -           233,582

Other income - interest                      11,956               549                -            12,505
                                        -----------    --------------     ------------      ------------

Income before taxes                         223,322            22,765                -           246,087

Income taxes                                 94,767             2,168                -            96,935
                                        -----------    --------------     ------------      ------------

Net income                              $   128,555            20,597                -           149,152
                                        ===========    ==============     ============      ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE B - Summary of Significant Accounting Policies (continued):

Accounts Receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts though a charge to earnings and a credit to a valuation allowance based on its assessment of the status of individual accounts. This allowance is an amount estimated by management to be adequate to absorb possible losses. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

      Depreciation and amortization expense totaled $25,233 and $19,315 for the three months ended May 31, 2008 and 2007, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

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

Regulations - The Company expended approximately $3,600 through May 31, 2008 and $9,702 through May 31, 2007, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $5,860 and $1,769 for the three months ended May 31, 2008 and 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE B - Summary of Significant Accounting Policies (continued):

Stock-Based Compensation - Prior to March 1, 2006 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended May 31, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

      During the three months ended May 31, 2007, the Company recognized stock-based compensation expenses of $5,688, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

      The weighted average Black-Scholes value of options granted under the stock plans during the three months ended May 31, 2008 and 2007 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                  Three Months Ended
                                                         May 31,
                                                  ------------------
                                                    2008       2007
                                                  -------     ------
      Weighted average expected life in years           3          4
      Dividends per share                            0.04       0.04
      Volatility                                      7.0%       6.0%
      Risk-free interest rate                         4.9%       4.9%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE C - Income Taxes:

1. Federal and State deferred tax assets include:

                                                2008          2007
                                              --------      -------
      Temporary differences:
         Accelerated amortization             $  7,750       24,990
         Deferred compensation                  93,034      129,217
         Stock-based compensation               16,054        2,446
                                              --------      -------
             Total                             116,838      156,653

      Current portion                           20,212       10,542
                                              --------      -------

      Non-current portion                     $ 96,626      146,111
                                              ========      =======

2. Income tax expense:

                                                2008          2007
                                              --------      -------
      Current:
         Federal                              $ 73,400       59,300
         State                                  20,218       14,150
                                              --------      -------

             Total current                      93,618       73,450
                                              --------      -------

      Deferred:
         Federal                                 1,640        4,460
         State                                   1,677        1,600
                                              --------      -------

             Total deferred                      3,317        6,060
                                              --------      -------

                Total                         $ 96,935       79,510
                                              ========      =======

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE D - Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082, as of May 31, 2008 and 2007, respectively.

NOTE E - Economic Dependency:

      A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2008, approximately 31.8% of sales were to three customers. During the three months ended May 31, 2007, approximately 37.4% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 30.5% of sales.

NOTE F - Rental Income Under Sublease:

      The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year.

NOTE G - Research and Development:

      The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $105,692 and $79,594 were included in cost of sales for the three months ended May 31, 2008 and 2007, respectively. Expenditures for fiscal year 2009 are projected to remain at approximately the same level as in fiscal 2008.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $16,836 and $11,750 for the three months ended May 31, 2008 and 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE H - Employee Benefits (continued):

Stock Option Plan - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through May 31, 2008, options granted totaled 1,242,000, options exercised totaled 686,000, options cancelled or expired for all years totaled 240,000. All cancelled or expired options are available for future grants.

      A summary of the status of the Company's 1998 stock option plan as of May 31, 2008, and the changes during the three months ended May 31, 2008 is presented below:

                                                       Weighted-Average
Fixed Options:                            Shares        Exercise Price
---------------------------              --------      ----------------
Balance - February 29, 2008               316,000      $            .50
                                         ========

Balance - May 31, 2008                    316,000      $            .50
                                         ========

Exercisable at May 31, 2008               316,000
                                         ========

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE H - Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at May 31, 2008:

         Outstanding Options                        Exercisable Options
---------------------------------------------  -----------------------------
                   Number    Weighted-Average    Number
   Range of Outstanding Remaining Exercisable Weighted-Average Exercise Price at 5/31/08 Contractual Life at 5/31/08 Exercise Price
--------------  -----------  ----------------  -----------  ----------------
$          .41    116,000            6.0         116,000           .41
           .51    100,000            1.7         100,000           .51
           .54    200,000            2.3         200,000           .54

There are 498,000 options attributable to future grants.

NOTE I - Inventories:
                                              May 31,
                                      ----------------------
                                          2008         2007
                                      ----------     -------

      Raw materials and supplies      $  162,222      66,132
      Work in process                     50,550     217,501
      Finished goods                     396,915     372,616

         Total                        $  609,687     656,249
                                      ==========     =======

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

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

Sales by geographic area are as follows:

                                        Three Months Ended
                                             May 31,
                                      ----------------------
                                         2008         2007
                                      ----------     -------
      United States                   $  626,360     661,267
      Asia                               201,059     154,946
      Europe                              85,372      22,288
      Other nations                            -       3,500
                                      ----------     -------

         Total                        $  912,791     842,001
                                      ----------     -------

      One customer, located in Asia, accounted for more than 10% of revenues from continuing operations. This customer accounted for 15.2% of sales. All sales to this customer were near infrared dies.

      Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $855,342 and $846,138 located in the United States at May 31, 2008 and 2007, respectively.

NOTE K - Accrued Expenses:

      Accrued expenses consisted of the following as of May 31, 2008 and 2007, respectively:

                                         2008         2007
                                      ----------     -------
      Salaries and wages              $   20,712      16,104
      Employment agreement                73,023     273,150
      Purchases                           11,073           -
      Professional fees                   10,500      19,068
      Pension contribution                10,900           -

         Total accrued expenses       $  126,208     308,322
                                      ==========     =======

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

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

                                                 Three Months Ended
                                                       May 31,
                                              -------------------------
                                                  2008          2007
                                              ------------   -----------

       Basic Earnings Per Common Share:

       Net income                             $    149,152       152,776
                                              ============   ===========

       Average common shares
          outstanding                           11,966,355    11,964,806
                                              ------------   -----------

       Basic earnings per
          common share                        $       0.01          0.01
                                              ------------   -----------

       Diluted Earnings Per Common Share:

       Net income                             $    149,152       152,776
                                              ------------   -----------

       Average common shares
          outstanding                           11,966,355    11,964,806

       Common shares issuable with respect
          to options issued to employees
          with a dilutive effect                    40,436        38,618

       Total diluted common shares
          outstanding                           12,006,791    12,003,424
                                              ============   ===========

       Diluted earnings per
          common share                        $       0.01          0.01
                                              ------------   -----------

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

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

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2008 and 2007, respectively.

Future minimum payments for the current option period:

        Fiscal Years Ending February:
        -----------------------------
                    2009                   $ 73,305
                    2010                     97,740
                    2011                     65,160

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

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

     Accrued compensation included in selling, general and administrative as of May 31, 2008 and 2007 was $73,023 and $63,150, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2008 AND 2007

NOTE N - Dividends:

     In April 2008, the Company's Board of Directors declared a cash dividend of $0.02 per share on all common shares outstanding. The dividend, in the amount of $239,327 was paid on May 14, 2008 to shareholders of record at the close of business on April 30, 2008.

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