Form 10-Q
period 2008-08-31
EPOLIN INC /NJ/
filed 2008-10-15
CIK 797079

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2008

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to ______

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,066,355 outstanding as of October 1, 2008.

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the six months ended August 31, 2008, approximately 31.8% of sales were to three customers. During the six months ended August 31, 2007, approximately 40.1% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three and six months ended August 31, 2008 and 2007.

                         Three Months Ended August 31,

                         2008      2007           % change

Sales                   $851,680  $1,092,558        -22.1%

Gross profit             475,235     644,658        -26.3%

Gross profit
percentage                55.8%        59.0%         -3.2%

Selling, general
& administrative         330,418     343,000         -3.7%

Operating income         144,817     301,658        -52.0%
Other Income              23,004      21,244          8.3%

Income before taxes      167,821     322,902        -48.0%

Income taxes              61,134     126,038        -51.5%

Net income
(after  taxes)          $106,687    $196,864        -45.8%



                         Six Months Ended August 31,

                         2008      2007           % change

Sales                 $1,764,471  $1,934,559         -8.8%

Gross profit             997,964   1,158,002        -13.8%

Gross profit
percentage                 56.6%       60.0%         -3.4%

Selling, general
& administrative         624,065     638,999         -2.3%

Operating income         373,899     519,004        -28.0%
Other Income              40,009      36,184         10.6%

Income before taxes      413,908     555,188        -25.4%

Income taxes             158,069     205,548        -23.1%

Net income
(after taxes)           $255,839    $349,640        -26.8%


Sales

     For the three months ended August 31, 2008, sales were $852,000 as compared to $1,093,000 for the three months ended August 31, 2007, a decrease of $241,000 or 22.1%. Sales decreased to $1,764,000 for the six months ended August 31, 2008 from $1,935,000 for the six months ended August 31, 2007, a decrease of $171,000 or 8.8%.

     Such decreases in sales for the three and six months ended August 31, 2008 compared to the prior year periods is primarily due to our ink and coating sales which have deteriorated significantly in recent periods. For the three months ended August 31, 2008, sales in the ink and coating market decreased $286,000 compared to the three months ended August 31, 2007, while sales for the six months ended August 31, 2008 decreased $291,000 compared to the six months ended August 31, 2007. The decrease in sales in the ink and coating market is primarily due to reduced sales in the security inks business which had been a key area of our growth from 2005 to 2007.

     While sales in the ink and coating market have been declining, sales in the eye protection market and light management market have been relatively strong. Sales in the eye protection market, which represents our oldest and most traditional market, increased $46,000 or 6.5% for the six months ended 2008 compared to the prior year period. Sales in the light management market increased $30,000 or 8.6% in the six months ended August 31, 2008 compared to the prior year period.

     Sales overseas increased in Asia and Europe for the six months ended August 31, 2008 while sales decreased in the United States for the six months ended August 31, 2008, compared to the prior year period. For the six months ended August 31, 2008, sales in Asia increased to $348,000 from $257,000 while in Europe, sales increased to $222,000 from $112,000 for the prior year period. In the United States, sales decreased to $1,194,000 in the six months ended August 31, 2008 from $1,565,000 in the six months ended August 31, 2007.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $475,000 or 55.8% of sales, compared to $645,000 or 59.0% of sales for the three months ended August 31, 2007. For the six months ended August 31, 2008, gross profit was $998,000 or 56.6% of sales, compared to $1,158,000 or 60.0% of sales for the six months ended August 31, 2007. In terms of absolute dollars, gross profit decreased $170,000 for the three months ended August 31, 2008 compared to the prior year period, and decreased $160,000 for the six months ended August 31, 2008 compared to the six months ended August 31, 2007.

     Cost of sales was $376,000 for the three months ended August 31, 2008 which represented 44.2% of sales compared to $448,000 for the three months ended August 31, 2007 which represented 41.0% of sales. For the six months ended August 31, 2008, cost of sales was $767,000 which represented 43.4% of sales, compared to $777,000 for the six months ended August 31, 2007 which represented 40.0% of sales. Total cost of materials decreased $10,000 in the six months ended August 31, 2008 compared to the prior year period. Total factory overhead showed no significant change in the six months ended August 31, 2008 compared to the prior year period. Although there were increases in research and development salaries, these increases were substantially offset by decreases in environmental expenses, applied factory overhead and other miscellaneous overhead costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $330,000 for the three months ended August 31, 2008 compared to $343,000 for the three months ended August 31, 2007, a decrease of $13,000, while selling, general and administrative expenses decreased to $624,000 for the six months ended August 31, 2008 from $639,000 for the six months ended August 31, 2007, a decrease of $15,000. Such decrease was primarily due to a decrease in officers' salaries (primarily from the Chairman of the Board's decision to become a part-time employee with a corresponding reduction in his base salary), and a decrease in directors' and officers' insurance in the six months ended August 31, 2008 offset by an increase in administrative salaries, payroll taxes and employee benefits, professional fees and applied factory overhead. In addition, we incurred a placement fee of $12,000 in the six months ended August 31, 2007 for which there was no comparable item in the six months ended August 31, 2008.

Operating Income

     Operating income, in terms of absolute dollars, decreased to $145,000 for the three months ended August 31, 2008 from $302,000 for the three months ended August 31, 2007, a decrease of $157,000, while operating income decreased to $374,000 for the six months ended August 31, 2008 from $519,000 for the prior year period, a decrease of $145,000. Such change in the three and six months periods was primarily due to the decrease in sales for the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007. As a percentage of sales, operating income was 17.0% of sales for the three months ended August 31, 2008 compared to 27.6% of sales for the three months ended August 31, 2007. For the six months ended August 31, 2008 compared to the prior year period, operating income decreased as a percentage of sales to 21.2% from 26.9%.

Other Income

     Total other income was $23,000 and $40,000 for the three and six months ended August 31, 2008 compared to $21,000 and $36,000 for the three and six months ended August 31, 2007. We realize rental income of $4,500 and $9,000 for the three and six months ended August 31, 2008 compared to rental income of $9,000 and $9,000 for the three and six months ended August 31, 2007. Our interest income was $18,500 and $31,000 for the three and six months ended August 31, 2008 compared to $12,000 and $27,000 for the prior year periods.

Net Income

     During the three months ended August 31, 2008, we reported income before taxes of $168,000 as compared to income before taxes of $323,000 for the three months ended August 31, 2007, a decrease of $155,000. During the six months ended August 31, 2008, we reported income before taxes of $414,000 as compared to income before taxes of $555,000 for the six months ended August 31, 2008, a decrease of $141,000. Income taxes were $61,000 and $158,000 for the three and six months ended August 31, 2008 while income taxes were $126,000 and $206,000 for the comparable periods of 2007. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $107,000 or $0.01 per share for the three months ended August 31, 2008 as compared to net income after taxes of $197,000 or $0.02 per share for the three months ended August 31, 2007. For the six months ended August 31, 2008, net income after taxes was $256,000 or $0.02 per share as compared to net income after taxes of $350,000 or $0.03 per share for the six months ended August 31, 2007.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to
fiscal 2007.   While sales have decreased, net income did improve
in fiscal 2008 by $101,000 compared to fiscal 2007 and net income increased by $29,000 in fiscal 2007 compared to fiscal 2006. During the first six months of fiscal 2009, however, sales decreased by $171,000 and net income decreased to a lesser extent by $94,000 compared to the first six months of fiscal 2008.

Operations Outlook

     Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This has continued into the first six months of fiscal 2009 in which sales decreased $170,000 or 8.8% compared to the first six months of fiscal 2008. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we may not be able achieve the same type of growth in the security inks market in the future. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2008, we had working capital of $2,530,000, a debt to equity ratio of 0.14 to 1, and stockholders' equity of $3,449,000 compared to working capital of $2,842,000, a debt to equity ratio of 0.14 to 1, and stockholders equity of $3,773,000 on August 31, 2007. On August 31, 2008, we had $1,527,000 in cash and cash equivalents, total assets of $3,918,000 and total liabilities of $469,000, compared to $1,548,000 in cash and cash equivalents, total assets of $4,301,000 and total liabilities of $527,000 on August 31, 2007.

     Net cash provided by operating activities for the six months ended August 31, 2008 was $333,000 which was primarily the result of net income of $256,000, plus decreases in accounts receivable of $116,000 and prepaid expenses of $41,000, offset by increases in inventories of $12,000 and prepaid taxes of $27,000, and decreases in accrued expenses of $71,000 and taxes payable of $37,000. Net cash provided by operating activities for the six months ended August 31, 2007 was $82,000 which was primarily the result of net income of $350,000, plus decreases in prepaid expenses of $11,000 and inventories of $15,000, and increases in taxes payable of $27,000, offset by increases in accounts receivable of $298,000 and decreases in accrued expenses of 50,000 and accounts payable of $13,000. Net cash used by investing activities for the six months ended August 31, 2008 was $67,000 due to equipment purchases of $61,000 and an increase in cash value of a life insurance policy of $6,000, while net cash used by investing activities was $46,000 for the six months ended August 31, 2007 due to equipment purchases of $81,000 offset by a decrease in cash value of a life insurance policy of $35,000.
For the six months ended August 31, 2008, net cash used by financing activities was $718,000 and was $239,000 for the six months ended August 31, 2007 which was due to the payment of dividends in the first six months of fiscal 2009 and fiscal 2008.

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

Other Information

     Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May
2007 and May 2008.   In addition, since of the adoption of the
dividend policy in fiscal 2007, a special cash dividend of $0.02 per share has been paid in each of January 2007 and January 2008. In addition to the foregoing, and considering our cash position, the Board of Directors recently declared a supplemental special cash dividend of $0.04 per share which was payable in August 2008. Although there can be no assurance, it is anticipated that we will pay another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal year ended February 29, 2008 and the first six
months of fiscal 2009.   In prior years, since the adoption of
the program, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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


Item 4T.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     On August 18, 2008,  an  annual  meeting   of stockholders
was held for the following purposes: (1) to elect five Directors to serve as the Board of Directors of the Company until the next
Annual   Meeting  of  Stockholders  and   until   their
successors shall be elected and shall qualify, and (2) to approve the adoption of the Company's 2008 Stock Incentive Plan (the "2008 Plan"). At such meeting, with regard to proposal 1, Murray
S. Cohen, James Ivchenko, Morris Dunkel, James R. Torpey, Jr. and Herve A. Meillat, each an incumbent director, were duly elected as directors of the Company. Murray S. Cohen received 9,410,877 affirmative votes and 8,000 negative votes; James Ivchenko received 9,016,906 affirmative votes and 401,971 negative votes; Morris Dunkel received 8,972,906 affirmative votes and 445,971 negative votes; James R. Torpey, Jr. received 9,418,877 affirmative votes and no negative votes; and, Herve A. Meillat received 9,351,377 affirmative votes and 67,700 negative votes. With regard to proposal 2, such proposal was approved by a vote of a majority of the votes cast at the meeting, with 5,379,526 votes cast in favor, 982,500 votes cast against and 773,661 abstentions.

     Morris Dunkel died on August 22, 2008.  The Board of
Directors has made no decision as to when the resulting vacancy on the Board will be filled.


Item 5.  Other Information.

          None.


Item 6.  Exhibits.

     31.1 Certification of Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-
          14 and 15d-14 of the Exchange Act)
     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
     32.1 Certification pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (18 U.S.C. 1350)

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EPOLIN, INC.
                                   (Registrant)


Dated: October 14, 2008            By: /s/ Greg Amato
                                       Greg Amato,
                                       Chief Executive Officer



Dated: October 14, 2008            By: /s/  James Ivchenko
                                       James Ivchenko,
                                       President
                                       (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                SIX MONTHS ENDED

                            AUGUST 31, 2008 AND 2007

                                    CONTENTS

                                                                        Page
                                                                        ----

Review Report of Independent Registered Public Accounting Firm           1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                        2 - 3

    Consolidated Statements of Income                                  4 - 5

    Consolidated Statements of Stockholders' Equity                      6

    Consolidated Statements of Cash Flows                                7

Notes to Consolidated Financial Statements                             8 - 21

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
EPOLIN INC. AND SUBSIDIARY
Newark, New Jersey


         We have reviewed the accompanying Consolidated Balance Sheets of Epolin Inc. and Subsidiary as of August 31, 2008 and 2007 and the related Consolidated Statements of Income, Stockholders' Equity, and Cash Flows for the six-month periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim consolidated financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.


/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08865

                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           August 31,
                                                  ----------------------------
                                                      2008            2007
                                                  ------------    ------------
Current assets:
  Cash and cash equivalents                       $  1,527,488       1,547,558
  Accounts receivable                                  502,129         845,179
  Inventories                                          654,331         636,198
  Prepaid expenses                                      19,327          66,559
  Prepaid taxes                                         26,690             527
  Deferred tax assets-current portion                   18,750          14,347
                                                  ------------    ------------

    Total current assets                             2,748,715       3,110,368
                                                  ------------    ------------
Plant, property and equipment - at cost:
  Land                                                  81,000          81,000
  Building and improvements                            767,300         710,758
  Laboratory equipment                                 189,300         280,368
  Furniture and office equipment                       220,543         234,105
  Leasehold improvements                               458,495         456,790
                                                  ------------    ------------

    Total                                            1,716,638       1,763,021

Less: Accumulated depreciation and amortization        851,298         901,306
                                                  ------------    ------------

    Net plant, property and equipment                  865,340         861,715
                                                  ------------    ------------
Other assets:
  Deferred tax assets-non current portion               97,129         135,988
  Cash value - life insurance policy                   207,257         192,664
                                                  ------------    ------------

    Total other assets                                 304,386         328,652
                                                  ------------    ------------

      Total                                       $  3,918,441       4,300,735
                                                  ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              August 31,
                                                                     ----------------------------
                                                                         2008            2007
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $     17,353          38,431
  Accrued expenses                                                        199,917         194,691
  Taxes payable:
    Payroll                                                                 1,889           1,889
    Income                                                                     --          33,294
                                                                     ------------    ------------

      Total current liabilities                                           219,159         268,305

Other liabilities - Deferred compensation                                 250,035         259,035
                                                                     ------------    ------------

      Total liabilities                                                   469,194         527,340
                                                                     ------------    ------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    12,915,000 shares issued, and 11,966,355
    shares outstanding at 2008 and 2007, respectively                   2,364,693       2,364,693
    Additional paid-in capital                                             76,820          73,486
    Retained earnings                                                   1,358,816       1,686,298
                                                                     ------------    ------------

      Total                                                             3,800,329       4,124,477
    Less: Treasury stock - at cost                                        351,082         351,082
                                                                     ------------    ------------

    Total stockholders' equity                                          3,449,247       3,773,395
                                                                     ------------    ------------

      Total                                                          $  3,918,441       4,300,735
                                                                     ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED AUGUST 31, 2008 AND 2007

                                                               2008            2007
                                                           ------------    ------------
Sales                                                      $  1,764,471       1,934,559
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 766,507         776,556
  Selling, general and administrative                           624,065         638,999
                                                           ------------    ------------

    Total                                                     1,390,572       1,415,555
                                                           ------------    ------------

Operating income                                                373,899         519,004
                                                           ------------    ------------
Other income:
  Rental income                                                   9,000           9,000
  Interest                                                       31,009          27,184
                                                           ------------    ------------

    Total                                                        40,009          36,184
                                                           ------------    ------------

Income before taxes                                             413,908         555,188

Income taxes                                                    158,069         205,548
                                                           ------------    ------------

Net income                                                 $    255,839         349,640
                                                           ============    ============
Per share data:
  Basic earnings per common share                          $       0.02            0.03
                                                           ============    ============
  Fully diluted earnings per common share                  $       0.02            0.03
                                                           ============    ============
  Weighted average number of common shares outstanding       11,966,355      11,966,355
                                                           ============    ============
  Fully diluted number of common shares outstanding          12,006,791      12,003,424
                                                           ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2008 AND 2007


                                                               2008            2007
                                                           ------------    ------------
Sales                                                      $    851,680       1,092,558
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 376,445         447,900
  Selling, general and administrative                           330,418         343,000
                                                           ------------    ------------

    Total                                                       706,863         790,900
                                                           ------------    ------------

Operating income                                                144,817         301,658
                                                           ------------    ------------
Other income:
  Rental income                                                   4,500           9,000
  Interest                                                       18,504          12,244
                                                           ------------    ------------

    Total                                                        23,004          21,244
                                                           ------------    ------------

Income before taxes                                             167,821         322,902

Income taxes                                                     61,134         126,038
                                                           ------------    ------------

Net income                                                 $    106,687         196,864
                                                           ============    ============
Per share data:
  Basic earnings per common share                          $       0.01            0.02
                                                           ============    ============
  Fully diluted earnings per common share                  $       0.01            0.02
                                                           ============    ============
  Weighted average number of common shares outstanding       11,966,355      11,966,355
                                                           ============    ============
  Fully diluted number of common shares outstanding          12,006,791      12,003,424
                                                           ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED AUGUST 31, 2008 AND 2007


                                 Number of                Additional
                               Outstanding    Common       Paid-in-     Retained      Treasury     Treasury    Stockholders'
                                  Shares      Stock        Capital      Earnings       Shares        Costs        Equity
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - March 1, 2007         12,915,000   $2,364,693       62,111    1,575,985       948,645     (351,082)    3,651,707

Dividends paid                          --           --           --     (239,327)           --           --      (239,327)

Valuation of options expensed           --           --       11,375           --            --           --        11,375

Net income                              --           --           --      349,640            --           --       349,640
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - August 31, 2007       12,915,000   $2,364,693       73,486    1,686,298       948,645     (351,082)    3,773,395
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========


Balance - March 1, 2008         12,915,000   $2,364,693       76,820    1,820,958       948,645     (351,082)    3,911,389

Dividends paid                          --           --           --     (717,981)           --           --      (717,981)

Net income                              --           --           --      255,839            --           --       255,839
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balance - August 31, 2008       12,915,000   $2,364,693       76,820    1,358,816       948,645     (351,082)    3,449,247
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED AUGUST 31, 2008 AND 2007


                                                                    2008            2007
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                    $    255,839         349,640
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                    50,705          42,455
     Deferred tax expense                                              4,276          12,378
     Stock based compensation                                             --          11,375
     Obligation under deferred compensation agreement                  3,352         (26,829)
  (Increase) decrease in:
     Accounts receivable                                             116,316        (298,227)
     Inventories                                                     (11,802)         15,450
     Prepaid expenses                                                 41,085          11,208
     Prepaid taxes                                                   (26,690)          1,393
  Increase (decrease) in:
     Accounts payable                                                  7,693         (13,351)
     Accrued expenses                                                (70,838)        (50,214)
     Taxes payable                                                   (37,400)         26,758
                                                                ------------    ------------

        Net cash provided by operating activities                    332,536          82,036
                                                                ------------    ------------
Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy           (5,888)         34,594
  Payments for equipment                                             (61,321)        (81,091)
                                                                ------------    ------------

        Net cash used by investing activities                        (67,209)        (46,497)
                                                                ------------    ------------
Cash flows used from financing activities:
  Dividends paid                                                    (717,981)       (239,327)
                                                                ------------    ------------

Increase (decrease) in cash                                         (452,654)       (203,788)

Cash and cash equivalents:
  Beginning                                                        1,980,142       1,751,346
                                                                ------------    ------------

  Ending                                                        $  1,527,488       1,547,558
                                                                ============    ============
Supplemental disclosures of cash flows:
  Income taxes paid                                             $    214,538         166,842
                                                                ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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

         The results of operations for the six-month interim period ended August 31, 2008 and 2007 are not necessarily indicative of the results of operations for the fiscal year ending February 29, 2009.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 39.2% of the Company's trade receivables at August 31, 2008.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2008

NOTE B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed consolidating financial statements as of August 31, 2008 and for the six months then ended are



                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                           Epolin
                                           Epolin          Holding,
                                             Inc.           Corp.        Eliminations    Consolidated
                                         ------------    ------------    ------------    ------------
Current assets                           $  2,435,949         312,766              --       2,748,715
Non-current assets                          1,480,629         668,721        (979,624)      1,169,726
                                         ------------    ------------    ------------    ------------
    Total                                $  3,916,578         981,487        (979,624)      3,918,441
                                         ============    ============    ============    ============

  Total liabilities                      $    467,331          26,298         (24,435)        469,194
                                         ------------    ------------    ------------    ------------
Stockholders' equity:
  Common stock                              2,364,693              --              --       2,364,693
  Additional paid-in capital                   76,820              --              --          76,820
  Retained earnings                         1,358,816         955,189        (955,189)      1,358,816
  Treasury stock                             (351,082)             --              --        (351,082)
                                         ------------    ------------    ------------    ------------

  Total stockholders' equity                3,449,247         955,189        (955,189)      3,449,247
                                         ------------    ------------    ------------    ------------
    Total                                $  3,916,578         981,487        (979,624)      3,918,441
                                         ============    ============    ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                           Epolin
                                           Epolin          Holding,
                                             Inc.           Corp.        Eliminations    Consolidated
                                         ------------    ------------    ------------    ------------
Sales                                    $  1,764,471              --              --       1,764,471
Rental income                                      --          57,870         (48,870)          9,000
                                         ------------    ------------    ------------    ------------
    Total                                   1,764,471          57,870         (48,870)      1,773,471
                                         ------------    ------------    ------------    ------------

Cost of sales                                 766,507              --              --         766,507
Selling, general and administrative           659,492          13,443         (48,870)        624,065
                                         ------------    ------------    ------------    ------------

    Total                                   1,425,999          13,443         (48,870)      1,390,572
                                         ------------    ------------    ------------    ------------

Operating income                              338,472          44,427              --         382,899
Other income - interest                        25,682           5,327              --          31,009
                                         ------------    ------------    ------------    ------------

Income before taxes                           364,154          49,754              --         413,908
Income taxes                                  153,471           4,598              --         158,069
                                         ------------    ------------    ------------    ------------
Net income                               $    210,683          45,156              --         255,839
                                         ============    ============    ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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

A summary of the major categories of the Company's plant, property and equipment are as follows:

                                                        Estimated Years
                                                        ---------------
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

         Depreciation and amortization expense totaled $50,705 and $42,455 for the six months ended August 31, 2008 and 2007, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007


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

Regulations - The Company expended approximately and $20,516 through August 31, 2008 and 2007, respectively, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $9,766 and $4,278 for the six months ended August 31, 2008 and 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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

         During the six months ended August 31, 2007, the Company recognized stock-based compensation expenses of $5,688, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the six months ended August 31, 2008 and 2007 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                      Six Months Ended
                                                         August 31,
                                                 -------------------------
                                                    2008           2007
                                                 ----------     ----------
Weighted average expected life in years                   3              4
Dividends per share                                    0.06           0.04
Volatility                                              7.0%           6.0%
Risk-free interest rate                                 4.9%           4.9%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

NOTE C - Income Taxes:

1.  Federal and State deferred tax assets include:

                                                     2008           2007
                                                 ------------   ------------
         Temporary differences:
            Accelerated amortization             $     11,877         22,108
            Deferred compensation                      87,948        113,608
            Stock-based compensation                   16,054         14,619
                                                 ------------   ------------
                Total                                 115,879        150,335

         Current portion                               18,750         14,347
                                                 ------------   ------------

         Non-current portion                     $     97,129        135,988
                                                 ============   ============

2.  Income tax expense:

                                                     2008           2007
                                                 ------------   ------------
         Current:
            Federal                              $    122,076        150,600
            State                                      31,717         42,570
                                                 ------------   ------------

                Total current                         153,793        193,170
                                                 ------------   ------------
         Deferred:
            Federal                                     3,176         10,171
            State                                       1,100          2,207
                                                 ------------   ------------

                Total deferred                          4,276         12,378
                                                 ------------   ------------

                   Total                         $    158,069        205,548
                                                 ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

NOTE D - Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082, as of August 31, 2008 and 2007, respectively.

NOTE E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2008, approximately 31.8% of sales were to three customers. During the six months ended August 31, 2007, approximately 40.1% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 33.0% of sales.

NOTE F - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year.

NOTE G - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $231,891 and $197,660 were included in cost of sales for the six months ended August 31, 2008 and 2007, respectively. Expenditures for fiscal year 2009 are projected to remain at approximately the same level as in fiscal 2008.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $30,173 and $24,782 for the six months ended August 31, 2008 and 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

NOTE H - Employee Benefits (continued):

Stock Option Plan - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through August 31, 2008, options granted totaled 1,242,000, options exercised totaled 686,000, options cancelled or expired for all years totaled 240,000. All cancelled or expired options are available for future grants.

         A summary of the status of the Company's 1998 stock option plan as of August 31, 2008, and the changes during the six months ended August 31, 2008 is presented below:

                                                          Weighted-Average
Fixed Options:                              Shares         Exercise Price
--------------                              -------        --------------

Balance - February 29, 2008                 316,000             $.50
                                            =======

Balance - August 31, 2008                   316,000             $.50
                                            =======

Exercisable at August 31, 2008              316,000
                                            =======

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

NOTE H - Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at August 31, 2008:


              Outstanding Options                          Exercisable Options
-------------------------------------------------    -------------------------------
                     Number      Weighted-Average      Number
    Range of      Outstanding       Remaining        Exercisable    Weighted-Average
Exercise Price     at 8/31/08    Contractual Life     at 8/31/08     Exercise Price
--------------     ----------    ----------------    -----------     ---------------
    $.41             116,000           5.4              116,000          .41
     .51             100,000           1.2              100,000          .51
     .54             200,000           1.8              200,000          .54

There are 498,000 options attributable to future grants.


NOTE I - Inventories:

                                                          August 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
Raw materials and supplies                       $    187,723          63,255
Work in process                                       109,922         200,189
Finished goods                                        356,686         372,754
                                                 ------------    ------------
  Total                                          $    654,331         636,198
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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

Sales by geographic area are as follows:

                                                      Six Months Ended
                                                          August 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
         United States                           $  1,193,719       1,565,041
         Asia                                         348,392         256,779
         Europe                                       221,760         112,488
         Other nations                                    600             250
                                                 ------------    ------------
             Total                               $  1,764,471       1,934,558
                                                 ============    ============

         One customer, located in Asia, accounted for more than 10% of revenues from continuing operations. This customer accounted for 13.0% of sales. All sales to this customer were near infrared dies.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $865,340 and $861,715 located in the United States at August 31, 2008 and 2007, respectively.

NOTE K - Accrued Expenses:

         Accrued expenses consisted of the following as of August 31, 2008 and 2007, respectively:

                                                     2008            2007
                                                 ------------    ------------
         Commissions                             $     14,549          12,025
         Employment agreement                         141,158         146,764
         Insurance                                         --          29,902
         Purchases                                     27,310              --
         Professional fees                              6,000           6,000
         Pension contribution                          10,900              --
                                                 ------------    ------------
          Total accrued expenses                 $    199,917         194,691
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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


                                         Three Months Ended            Six Months Ended
                                              August 31,                  August 31,
                                      -------------------------   -------------------------
                                         2008          2007          2008          2007
                                      -----------   -----------   -----------   -----------
Basic Earnings Per Common Share:

Net income                            $   106,687       196,864   $   255,839       349,640
                                      ===========   ===========   ===========   ===========
Average common shares
 outstanding                           11,966,355    11,966,355    11,966,355    11,966,355
                                      ===========   ===========   ===========   ===========
Basic earnings per
 common share                         $      0.01          0.02   $      0.02          0.03
                                      ===========   ===========   ===========   ===========
Diluted Earnings Per Common Share:

Net income                            $   106,687       196,864   $   255,839       349,640
                                      ===========   ===========   ===========   ===========
Average common shares
 outstanding                           11,966,355    11,966,355    11,966,355    11,966,355

Common shares issuable with respect
 to options issued to employees
 with a dilutive effect                    40,436        37,069        40,436        37,069
                                      -----------   -----------   -----------   -----------
Total diluted common shares
 outstanding                           12,006,791    12,003,424    12,006,791    12,003,424
                                      ===========   ===========   ===========   ===========
Diluted earnings per
 common share                         $      0.01          0.02   $      0.02          0.03
                                      ===========   ===========   ===========   ===========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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

Rental expense charged to operations, eliminated in consolidation, amounted to for the six months ended August 31, 2008 and 2007, respectively.

Future minimum payments for the current option period:

      Fiscal Years Ending February:
      -----------------------------
                   2009                            $48,870
                   2010                             97,740
                   2011                             65,160


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

         In connection with this agreement, deferred compensation in the amount of $3,352 and $5,171 was charged to selling, general and administrative expenses for the six months ended August 31, 2008 and 2007, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

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

         Accrued compensation included in selling, general and administrative as of August 31, 2008 and 2007 was and $146,764, respectively.


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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 2008 AND 2007

NOTE N - Dividends:

         In July 2008, the Company's Board of Directors declared a cash dividend of $0.04 per share on all common shares outstanding. The dividend, in the amount of $478,654 was paid on August 7, 2008 to shareholders of record at the close of business on July 24, 2008.

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