Form 10-Q
period 2008-11-30
EPOLIN INC /NJ/
filed 2009-01-14
CIK 797079

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2008

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,066,355 outstanding as of January 1, 2009.

                          EPOLIN, INC.

                        TABLE OF CONTENTS

                                                  Page
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements.                 3
     Item 2.  Management's Discussion and           3
              Analysis of Financial Condition
              and Results of Operations.
     Item 3.  Quantitative and Qualitative          8
              Disclosures About Market Risk.
     Item 4T. Controls and Procedures.              8


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.                   10
     Item 2.  Unregistered Sales of Equity         10
              Securities and Use of Proceeds.
     Item 3.  Default upon Senior Securities.      10
     Item 4.  Submission of Matters to a Vote of   10
              Security Holders.
     Item 5.  Other Information.                   10
     Item 6.  Exhibits.                            10

SIGNATURES                                         11

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

     We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. As the service economy continues to dwarf the manufacturing sector in the United States, we now offer our customers added service in the form of formulated inks and resins. This has resulted in increasing our worldwide sales of these products and, we believe, lessens the threat of competition from lower cost dyes manufactured abroad. During the nine months ended November 30, 2008, approximately 31.0% of sales were to three customers. During the nine months ended November 30, 2007, approximately 37.9% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

     The following tables set forth operations data for the three and six months ended November 30, 2008 and 2007.

                    Three Months Ended November 30,

                          2008        2007          %
                                                  change

Sales                   $733,045     $826,610     -11.3%

Gross profit             415,891      584,926     -28.9%

Gross profit               56.7%       70.7%      -14.0%
percentage

Selling, general &       321,330      301,151       6.7%
administrative

Operating income          94,561      283,775     -66.7%
Other Income               9,372       81,305     -88.5%

Income before taxes      103,933      365,080     -71.5%

Income taxes              28,952      147,166     -80.3%

Net income (after        $74,981     $217,914     -65.6%
taxes)

                    Nine Months Ended November 30,

                       2008          2007           %
                                                  change

Sales                 $2,497,516   $2,761,168      -9.5%

Gross profit           1,413,855    1,742,928     -18.9%

Gross profit               56.6%        63.1%      -6.5%
percentage

Selling, general &       945,395      940,149       0.6%
administrative

Operating income         468,460      802,779     -41.6%
Other Income              49,381      117,489     -58.0%


Income before taxes      517,841      920,268     -43.7%

Income taxes             187,021      352,714     -47.0%

Net income (after       $330,820     $567,554     -41.7%
taxes)


Sales

     For the three months ended November 30, 2008, sales were $733,000 as compared to $827,000 for the three months ended November 30, 2007, a decrease of $94,000 or 11.3%. Sales decreased to $2,498,000 for the nine months ended November 30, 2008 from $2,761,000 for the nine months ended November 30, 2007, a decrease of $263,000 or 9.5%.

     Such decreases in sales for the three and nine months ended November 30, 2008 compared to the prior year periods is primarily due to our ink and coating sales which have deteriorated significantly in recent periods. For the three months ended November 30, 2008, sales in the ink and coating market decreased $424,000 compared to the three months ended November 30, 2007, while sales for the nine months ended November 30, 2008 decreased $371,000 compared to the nine months ended November 30, 2007.
The decrease in sales in the ink and coating market is primarily due to reduced sales in the security inks business which had been a key area of our growth from 2005 to 2007.

     While sales in the ink and coating market have been declining, sales in the eye protection market and light management market have been relatively strong. Sales in the eye protection market, which represents our oldest and most traditional market, increased $107,000 or 10.8% for the nine months ended November 30, 2008 compared to the prior year period. Sales in the light management market increased $12,000 or 2.0% in the nine months ended November 30, 2008 compared to the prior year period.

     Sales overseas increased in Asia and Europe for the nine months ended November 30, 2008 while sales decreased in the United States for the nine months ended November 30, 2008, compared to the prior year period. For the nine months ended November 30, 2008, sales in Asia increased to $436,000 from $371,000 while in Europe, sales increased to $336,000 from $158,000 for the prior year period. In the United States, sales decreased to $1,725,000 in the nine months ended November 30, 2008 from $2,231,000 in the nine months ended November 30, 2007.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $416,000 or 56.7% of sales for the three months ended November 30, 2008, compared to $585,000 or 70.7% of sales for the three months ended November 30, 2007. For the nine months ended November 30, 2008, gross profit was $1,414,000 or 56.6% of sales, compared to $1,743,000 or 63.1% of sales for the nine months ended November 30, 2007. In terms of absolute dollars, gross profit decreased $169,000 for the three months ended November 30, 2008 compared to the prior year period, and decreased $329,000 for the nine months ended November 30, 2008 compared to the nine months ended November 30, 2007.

     Cost of sales was $317,000 for the three months ended November 30, 2008 which represented 43.3% of sales compared to $242,000 for the three months ended November 30, 2007 which represented 29.3% of sales. For the nine months ended November 30, 2008, cost of sales was $1,084,000 which represented 43.4% of sales, compared to $1,018,000 for the nine months ended November 30, 2007 which represented 36.9% of sales. Total cost of materials increased $54,000 in the nine months ended November 30, 2008 compared to the prior year period. Total factory overhead increased $12,000 in the nine months ended November 30, 2008 compared to the prior year period. Although there were increases in research and development salaries, these increases were substantially offset by decreases in applied factory overhead, laboratory supplies and other miscellaneous costs. There were also increases of $14,000 in research and development supplies.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $321,000 for the three months ended November 30, 2008 compared to $301,000 for the three months ended November 30, 2007, an increase of $20,000, while selling, general and administrative expenses increased to $945,000 for the nine months ended November 30, 2008 from $940,000 for the nine months ended November 30, 2007, an increase of $5,000. Such increase was primarily due to a decrease in officers' salaries (primarily from the Chairman of the Board's decision to become a part-time employee with a corresponding reduction in his base salary), and a decrease in directors' and officers' insurance in the nine months ended November 30, 2008 offset by increases in professional fees, directors fees (non-cash compensation resulting from the grant of shares), travel, office supplies, miscellaneous expenses and applied factory overhead. In addition, we incurred a placement fee of $12,000 in the nine months ended November 30, 2007 for which there was no comparable item in the nine months ended November 30, 2008.

Operating Income

     Operating income, in terms of absolute dollars, decreased to $95,000 for the three months ended November 30, 2008 from $284,000 for the three months ended November 30, 2007, a decrease of $189,000, while operating income decreased to $468,000 for the nine months ended November 30, 2008 from $803,000 for the prior year period, a decrease of $335,000. Such change in the three and nine months periods was primarily due to the decrease in sales for the three and nine months ended November 30, 2008 compared to the three and nine months ended November 30, 2007.
As a percentage of sales, operating income was 13.0% of sales for the three months ended November 30, 2008 compared to 34.3% of sales for the three months ended November 30, 2007. For the nine months ended November 30, 2008 compared to the prior year period, operating income decreased as a percentage of sales to 18.7% from 29.1%.

Other Income

     Total other income was $9,000 and $49,000 for the three and nine months ended November 30, 2008 compared to $81,000 and $117,000 for the three and nine months ended November 30, 2007. During the quarter ended November 30, 2007, we received an insurance reimbursement of $61,000 for which there was not a comparable item during the nine months ended November 30, 2008. We realize rental income of $4,500 and $13,500 for the three and nine months ended November 30, 2008 and 2007. Our interest income was $5,000 and $36,000 for the three and nine months ended November 30, 2008 compared to $16,000 and $43,000 for the prior year periods.

Net Income

     During the three months ended November 30, 2008, we reported income before taxes of $104,000 as compared to income before taxes of $365,000 for the three months ended November 30, 2007, a decrease of $261,000. During the nine months ended November 30, 2008, we reported income before taxes of $518,000 as compared to income before taxes of $920,000 for the nine months ended November 30, 2007, a decrease of $402,000. Income taxes were $29,000 and $187,000 for the three and nine months ended November 30, 2008 while income taxes were $147,000 and $353,000 for the comparable periods of 2007. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $75,000 or $0.01 per share for the three months ended November 30, 2008 as compared to net income after taxes of $218,000 or $0.02 per share for the three months ended November 30, 2007. For the nine months ended November 30, 2008, net income after taxes was $331,000 or $0.03 per share as compared to net income after taxes of $568,000 or $0.05 per share for the nine months ended November 30, 2007.

     Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to
fiscal 2007.   While sales have decreased, net income did improve
in fiscal 2008 by $101,000 compared to fiscal 2007 and net income increased by $29,000 in fiscal 2007 compared to fiscal 2006. During the first nine months of fiscal 2009, however, sales decreased by $263,000 and net income decreased to a lesser extent by $237,000 compared to the first nine months of fiscal 2008.

Operations Outlook

     Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This has continued into the first nine months of fiscal 2009 in which sales decreased $263,000 or 9.5% compared to the first nine months of fiscal 2008. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we may not be able achieve the same type of growth in the security inks market in the future. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

     As a result of recent expressions of interest received, management has begun to explore strategic alternatives for the Company. There can be no assurance that the process will result in a transaction that our Board determines is in the best interests of the Company and its stockholders. The Company does not currently intend to publicly disclose further information regarding the status of its review but will publicly report all required information on a timely basis.

Liquidity and Capital Resources

     Our primary source of funds is cash flow from operations in the normal course of selling products. On November 30, 2008, we had working capital of $2,648,000, a debt to equity ratio of 0.15 to 1, and stockholders' equity of $3,552,000 compared to working capital of $3,007,000 a debt to equity ratio of 0.14 to 1, and stockholders equity of $3,911,000 on February 29, 2008. On November 30, 2008, we had $1,624,000 in cash and cash equivalents, total assets of $4,098,000 and total liabilities of $545,000, compared to $1,980,000 in cash and cash equivalents, total assets of $4,478,000 and total liabilities of $566,000 on February 29, 2008.

     Net cash provided by operating activities for the nine months ended November 30, 2008 was $445,000 which was primarily the result of net income of $331,000, plus decreases in accounts receivable of $187,000 and increases in accounts payable of $23,000, offset by increases in inventories of $73,000 and prepaid taxes of $90,000, and decreases in accrued expenses of $11,000 and taxes payable of $37,000. Net cash provided by operating activities for the nine months ended November 30, 2007 was $637,000 which was primarily the result of net income of $568,000, plus an increase in taxes payable of $82,000, offset by increases in inventories of $51,000, decreases in accounts payable of $40,000 and in accrued expenses of $8,000. Net cash used by investing activities for the nine months ended November 30, 2008 was $82,000 due to equipment purchases of $74,000 and an increase in cash value of a life insurance policy of $9,000, while net cash used by investing activities was $73,000 for the nine months ended November 30, 2007 due to equipment purchases of $105,000 offset by a decrease in cash value of a life insurance policy of $31,000. For the nine months ended November 30, 2008, net cash used by financing activities was $718,000 and was $239,000 for the nine months ended November 30, 2007 which was due to the payment of dividends in each fiscal year.

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

     Stock-based Compensation - Prior to March 1, 2006, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective March 1, 2006, we have adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R revises SFAS No. 123 and supersedes APB 25 to require companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, we have adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized for the period ended November 30, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Other Information

     Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May
2007 and May 2008.   In addition, since of the adoption of the
dividend policy in fiscal 2007, a special cash dividend of $0.02 per share has been paid in each of January 2007 and January 2008. In addition to the foregoing, and considering our cash position, the Board of Directors recently declared a supplemental special cash dividend of $0.04 per share which was payable in August 2008. We have not declared another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years.

     In August 2001, our Board of Directors authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market
conditions and other corporate considerations.   The repurchase
program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal year ended February 29, 2008 and the first nine
months of fiscal 2009.   In prior years, since the adoption of
the program, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

     Morris Dunkel, a director of the Company, died on August 22, 2008. The Board of Directors has made no decision as to when the resulting vacancy on the Board will be filled.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.


Item  3.   Quantitative and Qualitative Disclosures About  Market
           Risk.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.


Item 4T.   Controls and Procedures.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.

     Pursuant to Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), adopted by the Board of Directors on June 18, 2008 and approved by the stockholders on August 18, 2008, on September 1 of each year, commencing September 1, 2008, each person who serves as a director on such date shall automatically receive a stock award of 25,000 shares of Common Stock. On September 1, 2008, a total of 100,000 shares of Common Stock were granted to the Company's four directors. All of such securities were issued in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".


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


                                   EPOLIN, INC.
                                   (Registrant)


Dated: January 12, 2009           By:  /s/ Greg Amato
                                       Greg Amato,
                                       Chief Executive Officer



Dated: January 12, 2009           By:  /s/ James Ivchenko
                                        James Ivchenko,
                                        President
                                        (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                NINE MONTHS ENDED

                           NOVEMBER 30, 2008 AND 2007

                                    CONTENTS

                                                                          Page
                                                                          ----

Consolidated Financial Statement (unaudited):

    Consolidated Balance Sheets (unaudited)                               2 - 3

    Consolidated Statements of Income (unaudited)                         4 - 5

    Consolidated Statement of Stockholders' Equity (unaudited)              6

    Consolidated Statements of Cash Flows (unaudited)                       7

Notes to Consolidated Financial Statements (unaudited)                    8 - 24


                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             November 30,
                                                                2008          February 29,
                                                             (Unaudited)          2008
                                                           --------------    --------------
Current assets:
 Cash and cash equivalents                                 $    1,624,467         1,980,142
 Accounts receivable                                              431,907           618,445
 Inventories                                                      715,438           642,529
 Prepaid expenses                                                  60,950            60,412
 Prepaid taxes                                                     90,450                --
 Deferred tax assets-current portion                               18,770            25,182
                                                           --------------    --------------

    Total current assets                                        2,941,982         3,326,710
                                                           --------------    --------------

Plant, property and equipment - at cost:
 Land                                                              81,000            81,000
 Building and improvements                                        767,300           710,758
 Laboratory equipment                                             191,638           189,300
 Furniture and office equipment                                   230,597           215,764
 Leasehold improvements                                           458,495           458,495
                                                           --------------    --------------

    Total                                                       1,729,030         1,655,317

 Less:  Accumulated depreciation and amortization                 878,172           800,593
                                                           --------------    --------------

    Net plant, property and equipment                             850,858           854,724
                                                           --------------    --------------

Other assets:
 Deferred tax assets-non current portion                           94,747            94,973
 Cash value - life insurance policy                               209,972           201,369
                                                           --------------    --------------

    Total other assets                                            304,719           296,342
                                                           --------------    --------------

      Total                                                $    4,097,559         4,477,776
                                                           ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       November 30,
                                                                          2008          February 29,
                                                                       (Unaudited)          2008
                                                                     --------------    --------------
Current liabilities:
  Accounts payable                                                   $       32,382             9,660
  Accrued expenses                                                          259,348           270,755
  Taxes payable:
    Payroll                                                                   1,889             1,889
    Income                                                                       --            37,400
                                                                     --------------    --------------

        Total current liabilities                                           293,619           319,704


Other liabilities - Deferred compensation                                   251,712           246,683
                                                                     --------------    --------------

        Total liabilities                                                   545,331           566,387
                                                                     --------------    --------------
Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    13,015,000 and 12,915,000 shares issued, and 12,066,355 and
    11,966,355 shares outstanding at November 30, 2008 and
    February 29, 2008, repectively                                        2,364,693         2,364,693
    Additional paid-in capital                                              104,820            76,820
    Retained earnings                                                     1,433,797         1,820,958
                                                                     --------------    --------------

        Total                                                             3,903,310         4,262,471
Less: Treasury stock - at cost                                              351,082           351,082
                                                                     --------------    --------------

     Total stockholders' equity                                           3,552,228         3,911,389
                                                                     --------------    --------------

        Total                                                        $    4,097,559         4,477,776
                                                                     ==============    ==============

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

                                                               2008            2007
                                                           ------------    ------------
Sales                                                      $  2,497,516       2,761,168
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                               1,083,661       1,018,240
  Selling, general and administrative                           945,395         940,149
                                                           ------------    ------------

    Total                                                     2,029,056       1,958,389
                                                           ------------    ------------

Operating income                                                468,460         802,779
                                                           ------------    ------------
Other income:
  Rental income                                                  13,500          13,500
  Miscellaneous                                                      --          61,281
  Interest                                                       35,881          42,708
                                                           ------------    ------------

    Total                                                        49,381         117,489
                                                           ------------    ------------

Income before taxes                                             517,841         920,268

Income taxes                                                    187,021         352,714
                                                           ------------    ------------

Net income                                                 $    330,820         567,554
                                                           ============    ============
Per share data:
  Basic earnings per common share                          $       0.03            0.05
                                                           ============    ============

  Fully diluted earnings per common share                  $       0.03            0.05
                                                           ============    ============

  Weighted average number of common shares outstanding       11,999,446      11,966,355
                                                           ============    ============

  Fully diluted number of common shares outstanding          12,039,882      12,003,424
                                                           ============    ============


       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

                                                               2008            2007
                                                           ------------    ------------
Sales                                                      $    733,045         826,610
                                                           ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                 317,154         241,684
  Selling, general and administrative                           321,330         301,151
                                                           ------------    ------------

    Total                                                       638,484         542,835
                                                           ------------    ------------

Operating income                                                 94,561         283,775
                                                           ------------    ------------
Other income:
  Rental income                                                   4,500           4,500
  Miscellaneous                                                      --          61,081
  Interest                                                        4,872          15,724
                                                           ------------    ------------

    Total                                                         9,372          81,305
                                                           ------------    ------------

Income before taxes                                             103,933         365,080

Income taxes                                                     28,952         147,166
                                                           ------------    ------------

Net income                                                 $     74,981         217,914
                                                           ============    ============
Per share data:
  Basic earnings per common share                          $       0.01            0.02
                                                           ============    ============

  Fully diluted earnings per common share                  $       0.01            0.02
                                                           ============    ============

  Weighted average number of common shares outstanding       12,066,355      11,966,355
                                                           ============    ============

  Fully diluted number of common shares outstanding          12,106,791      12,003,424
                                                           ============    ============

      The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                       NINE MONTHS ENDED NOVEMBER 30, 2008

                                                           Additional
                               Number of       Common       Paid-in-      Retained      Treasury     Treasury     Stockholders'
                             Shares Issued     Stock        Capital       Earnings       Shares       Stock          Equity
                             -------------   ----------   ------------   ----------    ----------   ----------    ------------
Balance - March 1, 2008         12,915,000   $2,364,693         76,820    1,820,958       948,645     (351,082)      3,911,389

Dividends paid                          --           --             --     (717,981)           --           --        (717,981)

Stock-based compensation           100,000           --         28,000           --            --           --          28,000

Net income                              --           --             --      330,820            --           --         330,820
                              ------------   ----------   ------------   ----------    ----------   ----------    ------------

Balance - November 30, 2008     13,015,000   $2,364,693        104,820    1,433,797       948,645     (351,082)      3,552,228
                              ============   ==========   ============   ==========    ==========   ==========    ============

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007


                                                                         2008            2007
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $    330,820         567,554
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         77,579          65,160
     Deferred tax expense                                                   6,638          21,754
     Stock based compensation                                              28,000          13,042
     Obligation under deferred compensation agreement                       5,029         (24,244)
  (Increase) decrease in:
     Accounts receivable                                                  186,538           2,788
     Inventories                                                          (72,909)        (50,993)
     Prepaid expenses                                                        (538)          5,216
     Prepaid taxes                                                        (90,450)          1,920
  Increase (decrease) in:
     Accounts payable                                                      22,722         (40,050)
     Accrued expenses                                                     (11,407)         (7,595)
     Taxes payable                                                        (37,400)         82,221
                                                                     ------------    ------------

        Net cash provided by operating activities                         444,622         636,773
                                                                     ------------    ------------

Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy                (8,603)         31,491
  Payments for equipment                                                  (73,713)       (104,739)
                                                                     ------------    ------------

        Net cash used in investing activities                             (82,316)        (73,248)
                                                                     ------------    ------------

Cash flows used in financing activities:
  Dividends paid                                                         (717,981)       (239,327)
                                                                     ------------    ------------

Increase (decrease) in cash                                              (355,675)        324,198

Cash and cash equivalents:
  Beginning                                                             1,980,142       1,751,346
                                                                     ------------    ------------

  Ending                                                             $  1,624,467       2,075,544
                                                                     ============    ============
Supplemental disclosures of cash flows:
  Income taxes paid                                                  $    273,398         249,628
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

NOTE B - Summary of Significant Accounting Policies:

Basis of Presentation - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

         The results of operations for the nine-month interim period ended November 30, 2008 and 2007 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2009.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 55.3% of the Company's trade receivables at November 30, 2008.

Source of Raw Materials - The Company purchases chemicals from several large chemical manufacturers, further processing them into its saleable products. Although the Company limits itself to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Unaudited Consolidating Financial Statements as of November 30, 2008 and for the nine months then ended are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                          Epolin            Epolin
                                            Inc.         Holding, Corp.     Eliminations      Consolidated
                                       --------------    --------------    --------------    --------------
Current assets                         $    2,603,572           338,410                --         2,941,982
Non-current assets                          1,493,987           661,459          (999,869)        1,155,577
                                       --------------    --------------    --------------    --------------
    Total                              $    4,097,559           999,869          (999,869)        4,097,559
                                       ==============    ==============    ==============    ==============

  Total liabilities                    $      545,331            24,435           (24,435)          545,331
                                       --------------    --------------    --------------    --------------

Stockholders' equity:
  Common stock                              2,364,693                --                --         2,364,693
  Additional paid-in capital                  104,820                --                --           104,820
  Retained earnings                         1,433,797           975,434          (975,434)        1,433,797
  Treasury stock                             (351,082)               --                --          (351,082)
                                       --------------    --------------    --------------    --------------

  Total stockholders' equity                3,552,228           975,434          (975,434)        3,552,228
                                       --------------    --------------    --------------    --------------

    Total                              $    4,097,559           999,869          (999,869)        4,097,559
                                       ==============    ==============    ==============    ==============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                          Epolin            Epolin
                                            Inc.         Holding, Corp.     Eliminations      Consolidated
                                       --------------    --------------    --------------    --------------
Sales                                  $    2,497,516                --                --         2,497,516
Rental income                                      --            86,805           (73,305)           13,500
                                       --------------    --------------    --------------    --------------
    Total                                   2,497,516            86,805           (73,305)        2,511,016
                                       --------------    --------------    --------------    --------------

Cost of sales                               1,083,661                --                --         1,083,661
Selling, general and administrative           997,975            20,725           (73,305)          945,395
                                       --------------    --------------    --------------    --------------

    Total                                   2,081,636            20,725           (73,305)        2,029,056
                                       --------------    --------------    --------------    --------------

Operating income                              415,880            66,080                --           481,960
Other income - interest                        29,962             5,919                --            35,881
                                       --------------    --------------    --------------    --------------

Income before taxes                           445,842            71,999                --           517,841
Income taxes                                  180,423             6,598                --           187,021
                                       --------------    --------------    --------------    --------------

Net income                             $      265,419            65,401                --           330,820
                                       ==============    ==============    ==============    ==============

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         Depreciation and amortization expense totaled $77,579 and $65,160 for the nine months ended November 30, 2008 and 2007, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Regulations - The Company expended approximately $24,822 and $24,775 through November 30, 2008 and 2007, respectively, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $13,356 and $10,576 for the nine months ended November 30, 2008 and 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         During the nine and three months ended November 30, 2007, the Company recognized stock-based compensation expenses of $13,042 and $4,667, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2008 and 2007 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                    Nine Months Ended
                                                       November 30,
                                                 ------------------------
                                                    2008          2007
                                                 ----------    ----------
Weighted average expected life in years                   3             4
Dividends per share                                    0.06          0.04
Volatility                                              7.0%          6.0%
Risk-free interest rate                                 4.3%          4.9%

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE B - Summary of Significant Accounting Policies (continued):

Recently Adopted Accounting Standards - On March 1, 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board ("FASB") Staff Position FAS 157-2 ("FSP FAS 157-2") and are effective for the fiscal year beginning March 1, 2009. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations. For additional information on the fair value of financial assets and liabilities, see Note N - Fair Value Measurements.

         Also effective March 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of November 30, 2008, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

         In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP FAS 157-3")." FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE C - Income Taxes:

1. Federal and State deferred tax assets include:

                                                November 30,      February 29,
                                                    2008              2008
                                               --------------    --------------
       Temporary differences:
            Accelerated amortization           $       11,877             2,696
            Deferred compensation                      85,586           101,405
                Stock-based compensation               16,054            16,054
                                               --------------    --------------
                Total                                 113,517           120,155

       Current portion                                 18,770            25,182
                                               --------------    --------------

       Non-current portion                     $       94,747            94,973
                                               ==============    ==============

2. Income tax expense:

                                                        November 30,
                                              ---------------------------------
                                                    2008              2008
                                               --------------    --------------
       Current:
            Federal                            $      142,776           262,000
            State                                      37,607            68,960
                                               --------------    --------------

                Total current                         180,383           330,960
                                               --------------    --------------

       Deferred:
            Federal                                     4,179            18,581
            State                                       2,459             3,173
                                               --------------    --------------

                Total deferred                          6,638            21,754
                                               --------------    --------------

                    Total                      $      187,021           352,714
                                               ==============    ==============

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D - Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082, as of November 30, 2008 and February 29, 2008, respectively.

NOTE E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2008, approximately 31.0% of sales were to three customers. During the nine months ended November 30, 2007, approximately 37.9% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 30.0% of sales.

NOTE F - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month to month basis thereafter. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

NOTE G - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $342,611 and $295,584 were included in cost of sales for the nine months ended November 30, 2008 and 2007, respectively. Expenditures for fiscal year 2009 are projected to remain at approximately the same level as in fiscal 2008.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $40,905 and $41,116 for the nine months ended November 30, 2008 and 2007, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option Plan - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through November 30, 2008, options granted totaled 1,242,000, options exercised totaled 686,000, options cancelled or expired for all years totaled 240,000.

         A summary of the status of the Company's 1998 stock option plan as of November 30, 2008, and the changes during the nine months ended November 30, 2008 is presented below:

                                                       Weighted-Average
Fixed Options:                             Shares       Exercise Price
--------------                            -------       --------------
Balance - February 29, 2008               316,000           $.50
                                          =======

Balance - November 30, 2008               316,000           $.50
                                          =======

Exercisable at November 30, 2008          316,000
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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at November 30, 2008:

                Outstanding Options                             Exercisable Options
 ----------------------------------------------------     -------------------------------
                       Number        Weighted-Average       Number
    Range of        Outstanding         Remaining         Exercisable     Weighted-Average
 Exercise Price     at 11/30/08      Contractual Life     at 11/30/08      Exercise Price
 --------------     ------------     ----------------     ------------     --------------
     $.41             116,000              5.2              116,000             .41
      .51             100,000              0.9              100,000             .51
      .54             200,000              1.6              200,000             .54

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan will terminate, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding.

         The purpose of the Plan is to provide officers, other employees and directors of, and consultants to, us and our subsidiaries (including key employees of companies that develop products that we intend to publish or distribute) an incentive to (a) enter into and remain in our service or that of our subsidiaries or to provide services to us or our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us.

         The Compensation Committee or another committee of our Board of Directors (or if there is no committee, the Board of Directors itself) will administer the Plan. It will determine the persons to whom awards will be made, the types of awards that will be made to particular persons, the numbers of shares to which awards will relate, the dates when awards will vest in whole or in part and the other terms of awards, including the payments, if any, that participants will have to make to benefit from awards.

         The 2008 Plan provides that on September 1 of each year, commencing September 1, 2008, each person who serves as a Director on such date shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock to be granted on September 1 of each year is calculated based upon the fair market value of our Common Stock at the date of grant.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option and Stock-Based Compensation Plan
----------------------------------------------

         In connection with this plan, compensation in the amount of $28,000 was charged to selling, general and administrative expenses for the nine months ended November 30, 2008.

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

Sales by geographic area are as follows:

                                                      Nine Months Ended
                                                         November 30,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
         United States                           $  1,724,971       2,231,348
         Asia                                         435,500         371,177
         Europe                                       336,445         158,393
         Other nations                                    600             250
                                                 ------------    ------------

         Total                                   $  2,497,516       2,761,168
                                                 ------------    ------------

         Two customers, located in the United States and Asia, accounted for more than 10% of revenues from continuing operations. These customers accounted for 21.7% of sales of infrared dies.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $850,858 and $854,724 located in the United States at November 30, 2008 and February 29, 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J - Accrued Expenses:

         Accrued expenses consisted of the following as of November 30, 2008 and February 29, 2008, respectively:

                                               November 30,      February 29,
                                                   2008              2008
                                              --------------    --------------
         Commissions                          $       14,622                --
         Purchases                                        --            12,330
         Salaries                                     19,880                --
         Employment agreement                        199,801           225,000
         Rent                                          8,145                --
         Professional fees                             6,000            28,000
         Pension contribution                         10,900             5,425
                                              --------------    --------------

           Total accrued expenses             $      259,348           270,755
                                              --------------    --------------

NOTE K - Inventories:

                                               November 30,      February 29,
                                                   2008              2008
                                              --------------    --------------
         Raw materials and supplies           $      183,697           123,286
         Work in process                             122,452            45,379
         Finished goods                              409,289           473,864
                                              --------------    --------------

           Total                              $      715,438           642,529
                                              ==============    ==============

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

                                         Three Months Ended           Nine Months Ended
                                             November 30,                November 30,
                                      -------------------------   -------------------------
                                          2008          2007          2008          2007
                                      -----------   -----------   -----------   -----------
Basic Earnings Per Common Share:

Net income                            $    74,981       217,914   $   330,820       567,554
                                      -----------   -----------   -----------   -----------
Average common shares
 outstanding                           12,066,355    11,966,355    11,999,446    11,966,355
                                      -----------   -----------   -----------   -----------
Basic earnings per
 common share                         $      0.01          0.02   $      0.03          0.05
                                      -----------   -----------   -----------   -----------
Diluted Earnings Per Common Share:

Net income                            $    74,981       217,914   $   330,820       567,554
                                      -----------   -----------   -----------   -----------
Average common shares
 outstanding                           12,066,355    11,966,355    11,999,446    11,966,355

Common shares issuable with respect
 to options issued to employees
 with a dilutive effect                    40,436        37,069        40,436        37,069

Total diluted common shares
 outstanding                           12,106,791    12,003,424    12,039,882    12,003,424
                                      ===========   ===========   ===========   ===========
Diluted earnings per
 common share                         $      0.01          0.02   $      0.03          0.05
                                      -----------   -----------   -----------   -----------

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2008 and 2007, respectively.

Future minimum payments for the current option period:

           Fiscal Years Ending February:
           -----------------------------
                       2009                                     $24,435
                       2010                                      97,740
                       2011                                      65,160


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

         In connection with this agreement, compensation in the amount of $5,031 and $5,171 was charged to selling, general and administrative expenses for the nine months ended November 30, 2008 and 2007, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         Accrued compensation included in selling, general and administrative as of November 30, 2008 and 2007 was $199,801 and $207,088, respectively.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE N - Fair Value Measurements:

         Effective March 1, 2008, the Company adopted FAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:


Level 1 -   Quoted prices in active markets for identical assets or liabilities.

Level 2 -   Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -   Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                                          As of November 30, 2008
                                       ------------------------------------------------------------
                                         Level 1          Level 2        Level 3        Fair Value
                                       ------------    ------------    ------------    ------------
Assets:
-------

Cash and cash equivalents              $  1,624,467              --              --    $  1,624,467

Other assets:
     Cash value - life insurance            209,972              --              --         209,972
                                       ------------    ------------    ------------    ------------

Total assets at fair value             $  1,834,439              --              --    $  1,834,439
                                       ============    ============    ============    ============
Liabilities:
------------

Deferred compensation                  $         --         251,712              --    $    251,712
                                       ============    ============    ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

         In October 2007, the Company's Board of Directors declared a special cash dividend of $0.02 per share on all common shares outstanding to be payable on January 7, 2008 to shareholders of record at the close of business on December 20, 2007.

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