Form 10-K
period 2009-02-28
EPOLIN INC /NJ/
filed 2009-05-28
CIK 797079

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended FEBRUARY 28, 2009

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-17741


                                  EPOLIN, INC.
             (Exact Name of Registrant as Specified in Its Charter)


New Jersey                                                           22-2547226
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                         Identification Number)


358-364 Adams Street
Newark, New Jersey                                                        07105
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (973) 465-9495

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock (no par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer   [ ]             Accelerated filer           [ ]
   Non-accelerated filer     [ ]             Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,459,310 shares) as of August 31, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4,700,000. The number of shares outstanding of the Common Stock (no par value) of the registrant as of the close of business on April 30, 2009 was 12,066,355.

                    Documents Incorporated by Reference: None

================================================================================

                                  EPOLIN, INC.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.         Description of Business                                       3

Item 1A.        Risk Factors                                                  6

Item 1B.        Unresolved Staff Comments                                     8

Item 2.         Properties                                                    8

Item 3.         Legal Proceedings                                             9

Item 4.         Submission of Matters to a Vote of Security Holders           9

                                     PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities             9


Item 6.         Selected Financial Data                                      11

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk                                                  16

Item 8.         Financial Statements and Supplementary Data                  16

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          16

Item 9A(T).     Controls and Procedures                                      17

Item 9B.        Other Information                                            17

                                    PART III

Item 10.        Directors, Executive Officers and Corporate Governance       17

Item 11.        Executive Compensation                                       19

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters               22

Item 13.        Certain Relationships and Related Transactions,
                and Director Independence                                    23

Item 14.        Principal Accountant Fees and Services                       24

                                     PART IV

Item 15.        Exhibits and Financial Statement Schedules                   24

                Signatures                                                   25

                           Forward-Looking Statements

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report in Part I, Item 1A "Risk Factors". The Company does not intend to update these forward-looking statements.

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

         We sell our products to the manufacturers of plastics/resins, credit cards, electronics, glass, and other basic materials primarily in the United States, Asia, and Europe.

         Our principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and our telephone number is (973) 465-9495. Epolin's web-site can be accessed at www.epolin.com.

         Unless the context otherwise requires, all references herein to "Epolin" or the "Company" refer to Epolin, Inc. and its consolidated subsidiary, Epolin Holding Corp.

Infrared Dyes

         Based upon our years of experience in the specialty dye business, we believe that Epolin possesses the largest offering of near infrared (NIR) dyes in the world. Our Epolight(TM) NIR dyes absorb in the near infrared region of the electromagnetic light spectrum which is 700nm to 1600nm. However, we are unaware of any statistical evidence available to support or contradict the belief that Epolin is the largest NIR dye producer.

         Epolight(TM) dyes are sold as pure crystalline dyes or formulated mixtures. We also incorporate our dyes into liquid inks and thermoplastics pellets. We have approximately 275 to 300 product formulations and have created a more vertically integrated product line over the past three years to address more applications.

         Our products can be divided into five distinct product groups: dyes, dye blends, inks and coatings, laminate pellets and other.

         We sell our products into three primary market segments. Any product that does not fall into any of the three primary markets is characterized as Custom.

         Eye Protection

         Our eye protection products are used in plastic lenses, eyeglasses, goggles, windows and shields that protect eyes from high energy ultraviolet
(UV), visible and near infrared radiation. Typical end-users include welders, military, industrial and medical laser users. The eye protection market is concentrated with several major and medium-sized customers in the United States, Asia and Europe.

         We believe our products are important because our dyes protect the eyes by absorbing the harmful wavelengths of light while simultaneously allowing visible light transmission. Consumers are increasingly aware of the risk of macular degeneration due to long term exposure to the sun's harmful NIR light waves. This concern has generated interest in the Company's products for use in sunglasses.

         Security Ink

         Our inks and coatings are used on credit cards as well as security inks for documents and packaging. Typical end-users include banks, printers, publishers and consumer goods companies. The ink and coatings market is worldwide with several security ink makers in the United States, Europe and Asia. Our products make transparent ATM cards readable by ATM machines. Our near infra-red (NIR) dyes are almost invisible and mask important data or otherwise tag products by code as genuine. Our products are viable tools to thwart counterfeiting and fraud.

         Light Management

         Our light Management products are used in laser equipment, electronic displays, night vision systems, solar heat shields, heat and light sensors, imaging systems, plasma televisions and data storage discs. Typical end-users include a large variety of industrial, automotive, aerospace, construction and electronic users. The light Management market includes many diverse market niches worldwide. Our light Management dyes allow for the filtering and manipulation of visible light and NIR light for many applications.

Specialty Chemical Products

         We also maintain a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. The production and sale of these products represents less than 10% of the overall business.

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

         During the years ended February 28, 2009 and February 29, 2008, we expended approximately $36,000 and $31,000, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, we do not expect that any sum we may have to pay in connection with environmental matters would have a materially adverse effect on our financial condition or results of operations in any one year.

Sources and Availability of Raw Materials

         We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products. Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2009, no significant difficulties were encountered in obtaining adequate supplies of raw materials. We typically purchase materials in large quantities and volumes to provide up to a two year supply of certain raw materials.

Research and Development

         Our research and development efforts are devoted to (i) developing new or improved products to satisfy defined market needs, (ii) providing quality technical services to assure the success of our products for our customers' applications, (iii) providing technology for improvements to our products, processes and applications, and (iv) providing support to our manufacturing plant for cost reduction, productivity and quality improvement programs.

         We have committed resources to research and development of new dyes and to our capability to provide technical services to customers. New applications are supported by a Director of Research with contributions from his staff including Murray S. Cohen, Ph.D., our Chief Scientist.

         During the years ended February 28, 2009 and February 29, 2008, the amounts spent on research and development activities were approximately $461,000 and $393,000, respectively. All research and development costs are borne by Epolin.

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

Dependence on Certain Customers

         A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales.

Employees

         We presently employ ten persons on a full time basis. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Item 1A. Risk Factors.

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

         DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales.

         CONCENTRATION OF CREDIT RISKS. At February 28, 2009, three of our customers represented 55.3% of our trade receivables. Such accounts receivable subject us to a significant concentration of risk. There can be no assurance that such clients will not experience financial difficulties or other problems which could delay such customers in paying for product on a timely basis or at all. Any problems with such customers can be expected to have a material adverse effect on our business.

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

         THE LOSS OF OUR CHIEF EXECUTIVE OFFICER, PRESIDENT OR CHAIRMAN OF THE BOARD WOULD DISRUPT OUR BUSINESS. Our success depends in substantial part upon the services our three principal executive officers. Although our Chairman of the Board presently works only on a part-time basis, a loss of one or more of our current officers could severely and negatively impact our operations. In addition, we do not maintain key-man life insurance on any of our three principal executive officers and we have no plans to obtain this insurance.

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

         THE CURRENT FINANCIAL CRISES AND DETERIORATING ECONOMIC CONDITIONS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The economic conditions in the United States and throughout the world have been deteriorating. Global financial markets have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in prices of securities, diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while businesses and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition.

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

         Except as required by the Federal Securities Law, Epolin does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K or for any other reason.

Item 1B. Unresolved Staff Comments.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

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

         We entered into a sublease with a non-related party effective September 2005 for an initial term ending October 31, 2007 pursuant to which we are subleasing approximately 2,500 square feet of our space for the subtenant to operate a laboratory. Under the terms of the arrangement, the subtenant is to pay an annual rental of $18,000. The subtenant is currently in arrears. Management expects the subtenant to vacate the premises within the relative near term.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

         The Company's Common Stock is presently being traded in the over-the-counter market under the symbol "EPLN" and is listed on the OTC Bulletin Board. The following chart sets forth the range of the high and low sales prices per share for the Company's Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Fiscal year ended February 28, 2009:                 High              Low

March 1, 2008 to May 31, 2008                        $0.64             $0.57
June 1, 2008 to Aug. 31, 2008                        $0.65             $0.54
Sept. 1, 2008 to Nov. 30, 2008                       $0.63             $0.27
Dec. 1, 2008 to Feb. 28, 2009                        $0.50             $0.27

Fiscal year ended February 29, 2008:                 High              Low

March 1, 2007 to May 31, 2007                        $0.84             $0.66
June 1, 2007 to Aug. 31, 2007                        $0.75             $0.63
Sept. 1, 2007 to Nov. 30, 2007                       $0.71             $0.61
Dec. 1, 2007 to Feb. 29, 2008                        $0.67             $0.62

Holders

         As of April 30, 2009, there were approximately 270 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

Dividends

         Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. We did not declare another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years. In addition, no decision has been made with respect to a regular annual cash dividend for 2009.

Recent Sales of Unregistered Securities

         We did not issue or sell any equity securities during the fiscal year ended February 29, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         During the fiscal year ended February 28, 2009, we issued or sold the following equity securities that were not registered under the Securities Act:

         On September 1, 2008, a total of 100,000 shares of Common Stock were granted to the Company's four directors. Such shares were issued under the Epolin, Inc. 2008 Stock Incentive Plan. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act for "transactions by the issuer not involving any public offering".

Equity Compensation Plan Information

         2008 Stock Incentive Plan

         On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). The 2008 Plan was approved by the stockholders on August 18, 2008. The purpose of the 2008 Plan is to provide officers, other employees and directors of, and consultants to, us an incentive to (a) enter into and remain in our service or that of our subsidiaries or to provide services to us or our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us. Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units, and stock or stock-based awards. The 2008 Plan provides that on September 1 of each year, each person who serves as a Director on such date shall automatically receive a stock award of 25,000 shares of Common Stock. As of February 28, 2009, 100,000 shares of Common Stock have been granted under the 2008 Plans. No options or any other awards have been granted to date under the 2008 Plan.

         Other Stock Option Plans

         The Company previously adopted the 1986 Employees' Stock Option Plan (the "1986 Plan"). As of April 1996, options may no longer be granted under the 1986 Plan. Under the terms of the 1986 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment under
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify. In December 1995, options to acquire up to 490,000 shares of the Company's Common Stock were granted under the 1986 Plan. Such options had an expiration date of December 1, 2005. In fiscal 2002, options to acquire 185,000 shares of the Company's Common Stock were exercised under the 1986 Plan. In prior years, options to acquire 270,000 shares of the Company's Common Stock were exercised under the 1986 Plan. In addition, options to acquire 35,000 shares under the 1986 Plan have lapsed. As a result, there are no outstanding options under the 1986 Plan.

         In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the "1998 Plan Option Pool"). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of
Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. Options exercised through February 28, 2009 total 686,000. Options cancelled or expired for all years totaled 240,000, which under the 1998 Plan were available for future grant, and as of February 28, 2009, there are options outstanding to acquire 316,000 shares. With the approval of the 2008 Plan by our stockholders, the 1998 Plan terminated and therefore we are no longer able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding.

         Information regarding equity compensations plans, as of February 28, 2009, is set forth in the table below:

                                                                                 Number of securities
                            Number of securities                                 remaining available for
                            to be issued upon         Weighted-average           future issuance under
                            exercise of               Exercise price of          equity compensation plans
                            outstanding options,      Outstanding options,       (excluding securities reflected
Plan category               warrants and rights (a)   Warrants and rights (b)    in column (a)) (c)
--------------------------- -----------------------   -----------------------    -------------------------------
Equity compensation
plans approved by                       -0-                        -0-                          -0-
security holders

Equity compensation
plans not approved                  416,000                      $0.50                      498,000
by security holders

Total                               416,000                      $0.50                      498,000

         The foregoing equity compensation plan information relates to the stock options granted under the 1998 Plan, as well as 100,000 stock option granted outside of the plan to Greg Amato.

Small Business Issuer Purchases of Equity Securities

         In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008 and February 29, 2009. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

Item 6.  Selected Financial Data.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

         Epolin, Inc. (the "Company", "we", "us" and "our") which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. Paralleling the growth of the dye business, we maintain a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. However, unlike the dye business, we do not expect our specialty chemical business to grow.

         We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers. Two of these customers, located in the Eastern United States, accounted for 29.3% of sales. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

         The following tables set forth operations data for the year ended February 28, 2009 and year ended February 28, 2008.

                                                     2009            2008         % change
                                                 ------------    ------------     ----------
Sales                                            $  3,091,539    $  3,592,940          -14.0%

Gross profit                                        1,647,340       2,188,931          -24.7%

Gross profit percentage                                  53.3%           60.9%          -7.6%

Selling, general & administrative                   1,251,521       1,235,078            1.3%
                                                 ------------    ------------

Operating income                                      395,819         953,853          -58.5%
Other Income                                           70,861         174,229          -59.3%
                                                 ------------    ------------

Income before taxes                                   466,680       1,128,082          -58.6%

Income taxes                                          139,111         404,455          -65.6%
                                                 ------------    ------------

Net income (after taxes)                         $    327,569    $    723,627          -54.7%
                                                 ============    ============

Sales

         For the year ended February 28, 2009, sales were $3,092,000 as compared to $3,593,000 for the year ended February 29, 2008, a decrease of $501,000 or 14.0%.

         Such decreases in sales is primarily due to our ink and coating sales which have deteriorated significantly in recent periods compared to our other markets in which sales, although declining to a minor extent, have remained relatively stagnant. For the year ended February 28, 2009, sales in the ink and coating market decreased to $821,000 from $1,308,000 for the year ended February 29, 2008, a decrease of $487,000. The decrease in sales in the ink and coating market is primarily due to reduced sales in the security inks business which had been a key area of our growth from 2005 to 2007.

         Sales in the eye protection market, which represents our oldest and traditional market, were $1,405,000 in fiscal 2009 compared to $1,409,000 in fiscal 2008, a decrease of $4,000. Sales in the light management market were $697,000 in fiscal 2009 compared to $701,000 in fiscal 2008, a decrease of $4,000, while sales of custom products were $161,000 in fiscal 2009 compared to $167,000 in fiscal 2008, a decrease of $6,000.

         Sales overseas increased in Asia and Europe for the year ended February 28, 2009 compared to the prior year, while sales decreased in the United States for the year ended February 28, 2009 compared to the year ended February 29, 2008. For fiscal 2009, sales in Asia increased to $578,000 from $481,000 for fiscal 2008, while in Europe, sales increased to $398,000 from $273,000 for the prior year. In the United States, sales decreased to $2,115,000 in the year ended February 28, 2009 from $2,838,000 in the year ended February 29, 2008.

Gross Profit

         Gross profit, defined as sales less cost of sales, was $1,647,000 or 53.3% of sales for the year ended February 28, 2009 compared to $2,189,000 or 60.9% of sales for the year ended February 29, 2008. In terms of absolute dollars, gross profit decreased $542,000 in fiscal 2009 compared to the prior year.

         Cost of sales was $1,444,000 for the year ended February 28, 2009 which represented 46.7% of sales compared to $1,404,000 for the year ended February 29, 2008 which represented 39.1% of sales. Total cost of materials decreased $2000 in in fiscal 2009 compared to fiscal 2008, while total factory overhead increased $42,000 in fiscal 2009 compared to the prior year, primarily due to increases in research and development salaries and supplies and insurance expense, offset by decreases in applied factory overhead.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased to $1,252,000 or 40.5% of sales for the year ended February 28, 2009 compared to $1,235,000 or 34.4% of sales for the year ended February 29, 2008, an increase of $17,000. Such increase in absolute dollars was primarily due to increases in professional fees, directors fees (non-cash compensation resulting from the grant of shares), travel, office supplies, miscellaneous expenses and a reduction in certain allocated expenses to costs of sales, offset by a decrease in officers' salaries (primarily from the Chairman of the Board's decision to become a part-time employee with a corresponding reduction in his base salary), and a decrease in directors' and officers' insurance and employee benefits. In addition, we incurred a placement fee of $12,000 in fiscal 2008 for which there was no comparable item in fiscal 2009.

Operating Income

         Operating income, in terms of absolute dollars, decreased to $396,000 in fiscal 2009 from $954,000 for fiscal 2008, a decrease of $558,000. Such change in fiscal 2009 was primarily due to the decrease in sales for the year compared to fiscal 2008. As a percentage of sales, operating income was 12.8% of sales for fiscal 2009 compared to 26.5% of sales for fiscal 2008.

Other Income

         Total other income for the year ended February 28, 2009 was $71,000 as compared to $174,000 for the year ended February 29, 2008. During fiscal 2008 we received an insurance reimbursement of $61,000 for flood damage. There was not a comparable item in fiscal 2009. Also, our interest income decreased to $53,000 in fiscal 2009 from $89,000 in fiscal 2008.

Net Income

         During fiscal 2009, we reported income before taxes of $467,000 as compared to income before taxes of $1,128,000 for fiscal 2008. Income taxes were $139,000 for fiscal 2009 compared to $404,000 for the year ended February 29, 2008. Changes in income taxes are generally attributed to changes from period to period in sales and expenses. Net income after taxes was $328,000 or $0.03 per share for the year ended February 28, 2009 as compared to $724,000 or $0.06 per share for the year ended February 29, 2008.

         Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. This has continued into fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. Unlike fiscal 2008 and 2007, however, in which net income did improve in each year compared to the prior year, net income in fiscal 2009 decreased by $396,000 compared to fiscal 2008.

Operations Outlook

         Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This has continued into fiscal 2009 in which sales decreased at a much greater rate to $3,092,000 or 14.0% compared to fiscal 2008. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we may never be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

         As a result of recent expressions of interest received, management began in fiscal 2009 to explore strategic alternatives for the Company. In February 2009, the Company retained Millburn Capital Group as its financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. The Company recently announced that it has entered into a non-binding letter of intent whereby all of the outstanding capital stock of the Company will be acquired by a strategic purchaser. There can be no assurance that any definitive agreement will be entered into, that any proposed transaction will be approved by the shareholders of the Company or that a transaction will be completed as a result of the execution of the letter of intent. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

Liquidity and Capital Resources

         Our primary source of funds is cash flow from operations in the normal course of selling products. On February 28, 2009, we had working capital of $2,561,000, a debt to equity ratio of 0.15 to 1, and stockholders' equity of $3,549,000 compared to working capital of $3,007,000, a debt to equity ratio of
0.15 to 1, and stockholders' equity of $3,911,000 on February 29, 2008. On February 28, 2009, we had $1,545,000 in cash and cash equivalents, total assets of $4,096,000 and total liabilities of $547,000, compared to $1,980,000 in cash and cash equivalents, total assets of $4,478,000 and total liabilities of $566,000 on February 29, 2008.

         Net cash provided by operating activities for the year ended February 28, 2009 was $445,000 which was primarily the result of net income of $328,000, depreciation of $105,000, plus a decrease in accounts receivable of $247,000 and an increase in accounts payable of $29,000 and accrued expenses of $14,000, offset by increases in inventories of $25,000, prepaid taxes of $228,000, and decreases in taxes payable of $37,000. Net cash provided by operating activities for the year ended February 29, 2008 was $802,000 which was primarily the result of net income of $724,000, plus increases in accrued expenses of $26,000 and taxes payable of $31,000, and decreases in prepaid expenses of $17,000, offset by an increase in accounts receivable of $71,000 and decreases in accounts payable of $42,000.

         Net cash used by investing activities for year ended February 28, 2009 was $162,000 due to property and equipment purchases of $150,000 and increase in cash value of a life insurance policy of $12,000, while net cash used by investing activities for year ended February 29, 2008 was $94,000 due to equipment purchases of $120,000 offset by a decrease in cash value of a life insurance policy of $26,000. For the year ended February 28, 2009, net cash used by financing activities was $718,000 due to cash dividends having been paid totaling $718,000 in fiscal 2009, and was $479,000 in fiscal 2008 resulting from cash dividends having been paid totaling $479,000 during that fiscal year.

         We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for fiscal 2010 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

         Stock-based Compensation - Effective March 1, 2006, we have adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R requires companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, we have adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. We determine the fair value of stock-based compensation using the Black-Scholes option-pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. As a result of the adoption of FAS 123R, stock-based compensation expense recognized includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Recently Adopted Accounting Standards

         On March 1, 2008, we adopted Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board ("FASB") Staff Position FAS 157-2 ("FSP FAS 157-2") and are effective for the fiscal year beginning March 1, 2009. We are currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have an impact on our consolidated financial position or results of operations.

         Also, effective March 1, 2008, we adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

Other Information

         Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. We did not declare another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years. Primarily due the Company's recent decision to seek strategic alternatives, the Board has determined to postpone any action regarding the declaration of the regular annual cash dividend for 2009 pending the outcome of this process.

         In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008 and February 29, 2009. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

         Morris Dunkel, who was a director of the Company since 1984, died on August 22, 2008. Such vacancy on the Board has not been filled.

Off-Balance Sheet Arrangements

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statements and Supplementary Data.

         See the Financial Statements annexed to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A(T). Controls and Procedures.

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

         Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of February 28, 2009.

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

Item 9B. Other Information.

         Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

         Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

                                     Present Position            Has Served as
Name                       Age       and Offices                 Director Since
--------------------      ----       -----------------------     --------------
Murray S. Cohen            84        Chairman of the                 1984
                                     Board, Chief Scientist,
                                     Secretary and Director

James Ivchenko             69        President and Director          1993

Greg Amato                 52        Chief Executive Officer           --

James R. Torpey, Jr.       59        Director                        2001

Herve A. Meillat           53        Director                        2005

         None of the directors and officers is related to any other director or officer of the Company.

         Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

         MURRAY S. COHEN has served as Director and Chairman of the Board of the Company since June 1984 and Secretary since March 2001. From June 1984 to January 2006, Dr. Cohen was Chief Executive Officer, and from June 1984 to August 1994, he was also President. Dr. Cohen also currently serves as Chief Scientist. From January 1978 through May 1983, Dr. Cohen was the Director of Research and Development for Apollo Technologies Inc., a company engaged in the development of pollution control procedures and devices. Dr. Cohen was employed as a Vice President and Technical Director of Borg-Warner Chemicals from 1973 through January 1978, where his responsibilities included the organization, project selection and project director of a 76 person technical staff which developed materials for a variety of plastic products. He received a Bachelor of Science Degree from the University of Missouri in 1949 and a Ph.D. in Organic Chemistry from the same institution in 1953.

         JAMES IVCHENKO has served as Director of the Company since September 1993, President since August 1994, and from February 1992 to August 1994, he was Technical Director and Vice President of Operations. Prior thereto, Mr. Ivchenko was employed by Ungerer & Co. as Plant Manager for the Totowa, New Jersey and Bethlehem, Pennsylvania facilities from May 1988 to May 1991. Mr. Ivchenko has over 30 years of experience in the flavor, fragrance and pharmaceutical intermediate industry. He received his Bachelor of Arts Degree, Masters of Science and Masters of Business Administration from Fairleigh Dickinson University in New Jersey.

         GREG AMATO has been employed by the Company since November 2004 and has been Chief Executive Officer since January 2006. From, January 2005 to January 2006, he was Vice President of Sales and Marketing. From 1993 to 2004, Mr. Amato was with Elementis, PLC and certain of its subsidiaries, divisions and predecessors, which company is a specialty chemical manufacturer. During such period, Mr. Amato was Vice President, Specialty Markets of Elementis Specialties, Inc., located in Hightstown, New Jersey from 2000 to 2004; President and CEO of Elementis Performance Polymers, located of Belleville, New Jersey from 1998 to 2000; and from 1993 to 1998, Sales Manager of Rheox, which was acquired by Elementis in 1998. Mr. Amato received a Bachelor of Chemical Engineering from Georgia Institute of Technology in 1978.

         JAMES R. TORPEY, JR. has served as Director of the Company since July 2001. Mr. Torpey is Director of Market Development for SunPower Corporation, a major world wide supplier of solar electric equipment and systems. From 2002 to 2007, he was President of Madison Energy Consultants, a consulting firm in the energy industry. From 1995 to 2002, he was Director of Technology Initiatives at First Energy/GPU, Chairman of the Solar Electric Power Association, and President and member of the Board of Directors of GPU Solar, Inc. He was a member of the U.S. Department of Energy Solar Industry Advisory Board from 2001 to 2005. Mr. Torpey received his Masters of Business Administration from Rutgers University in 1991.

         HERVE A. MEILLAT has served as Director of the Company since July 2005. Since September 2006, Mr. Meillat has been the sole owner and CEO of Christian Dalloz Sunoptics ("CDS"), a company located in France which develops, manufactures and sells worldwide non-prescription ocular lenses and shields for premium sunglasses in all market segments including luxury, fashion and sports eyewear. In February 2009, CDS filed for bankruptcy protection in France. Mr. Meillat is a former Senior Vice President of the Bacou-Dalloz Group, a world leader in the design, manufacturing and sales of personal protection equipment. While with Bacou-Dalloz, he was Senior Vice President of its eye and face business unit from 2001 to 2004, the President of Dalloz Safety Inc. from 1996 to 2001 and Chief Operating Officer of Christian Dalloz in France from 1989 to 1995.

         To the knowledge of the Company, and except as described above, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Audit Committee Financial Expert

         We do not have an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the fiscal year ended February 28, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11. Executive Compensation.

         The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2009 and February 29, 2008 of those persons who were, at February 28, 2009, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):


                           Summary Compensation Table
-------------------- ------ ----------- ------ ----------- ---------  --------------- ------------- -------------- --------
Name and Principal   Year   Salary      Bonus  Stock       Option     Non-Equity      Nonqualified  All Other      Total
Position                    ($)         ($)    Awards      Awards     Incentive       Deferred      Compensation
                                               ($)         ($)        Plan            Compensation  ($)
                                                                      Compensation    Earnings ($)
                                                                      ($)
-------------------- ------ ----------- ------ ----------- ---------  --------------- ------------- -------------- --------
Greg Amato           2009   $165,000    $0     $0          $0         $0              $0            $0             $165,000
Chief Executive      2008   $165,000    $0     $0          $0         $0              $0            $5,997(1)      $170,997
Officer

Murray S. Cohen      2009   $50,826     $0     $7,000(2)   $0         $120,000(3)     $0            $0             $177,826
Chairman of the      2008   $80,146     $0     $0          $3,160(2)  $112,500(3)     $0            $0             $195,806
Board

James Ivchenko       2009   $195,478    $0     $7,000(2)   $0         $105,000        $32,000(5)    $0             $339,478
President            2008   $195,478    $0     $0          $3,160(2)  $97,500(4)      $64,000(5)    $4,266(1)      $364,404

(1)  Represents a health insurance reimbursement.

(2) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

(3) Dr. Cohen received additional compensation of $120,000 and $112,500 in fiscal 2009 and 2008, respectively, based upon the Company's sales for fiscal 2008 and 2007, as determined under his employment contract. Does not include additional compensation due to Dr. Cohen based upon the Company's sales for fiscal 2009 as determined under his employment contract to be paid in fiscal 2010 in the amount of $127,500.

(4) Mr. Ivchenko received additional compensation of $105,000 and $97,500 in fiscal 2009 and 2008, respectively, based upon the Company's sales for fiscal 2008 and 2007, as determined under his employment contract. Does not include additional compensation due to Mr. Ivchenko based upon the Company's sales for fiscal 2009 as determined under his employment contract to be paid in fiscal 2010 in the amount of $112,500.

(5) Represents the amount paid to Mr. Ivchenko in fiscal 2009 and 2008 pursuant to his deferred compensation agreement. See "Deferred
     Compensation/Employment Contracts and Change in Control Arrangements" below.

Equity Awards

         The following table provides certain information concerning equity awards held by the named executive officers as of February 29, 2008.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                      Option Awards                                                      Stock Awards
---------------------------------------------------------------------------------------------------------------------------------
Name                        No. of         Number of         Option           Option         Number of     Equity Incentive Plan
                          Securities       Securities       Exercise        Expiration       Shares or       Awards: Number of
                          Underlying       Underlying       Price ($)          Date        Units of Stock  Unearned Shares, Units
                          Unexercised     Unexercised                                      That Have Not    Or Other Rights That
                          Options (#)      Options (#)                                        Vested (#)      Have Not Vested(#)
                          Exercisable     Unexercisable
----------------------- ---------------- ---------------  --------------   --------------  --------------- ----------------------
Greg Amato                  100,000           -0-             $0.51          11/1/2009          -0-                 -0-

Murray S. Cohen              20,000           -0-             $0.41           2/9/2014          -0-                 -0-
                             50,000           -0-             $0.54          6/20/2010          -0-                 -0-

James Ivchenko               20,000           -0-             $0.41           2/9/2014          -0-                 -0-
                             50,000           -0-             $0.54          6/20/2010          -0-                 -0-

Compensation of Directors

         Since fiscal 2002, the Company has paid directors $750 for each board meeting attended. Commencing in fiscal 2007, only non-employee directors are paid such amount. In addition, commencing in fiscal 2007, non-employee directors are also paid $750 for each committee meeting attended. Directors have always been and will continue to be reimbursed for reasonable expenses incurred on behalf of the Company.

         In addition to the foregoing, pursuant to Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), adopted by the Board of Directors on June 18, 2008 and approved by the stockholders on August 18, 2008, on September 1 of each year, commencing September 1, 2008, each person who serves as a director on such date shall automatically receive a stock award of 25,000 shares of Common Stock. On September 1, 2008, a total of 100,000 shares of Common Stock were granted to the Company's four directors.

         The following table provides certain summary information concerning the compensation paid to non-employee directors during fiscal 2009. All compensation paid to Dr. Cohen and Mr. Ivchenko is set forth in the table under "Executive Compensation".

                              Director Compensation

----------------------------------------------------------------------------------------------------------
Name                        Fees               Stock            Option          All Other       Total ($)
                          Earned or          Awards (S)      Awards ($)(1)     Compensation
                           Paid in                                                 ($)
                          Cash ($)
--------------------- ------------------ ----------------- ---------------- ----------------- ------------
James R. Torpey, Jr.       $3,750            $7,000(1)            -0-              -0-           $10,750

Herve A. Meillat           $3,750            $7,000(1)            -0-              -0-           $10,750

Morris Dunkel(2)           $1,500               -0-               -0-              -0-           $ 1,500

(1) Represents the dollar amount recognized in fiscal 2009 for financial reporting purposes of stock awarded computed in accordance with Financial Accounting Standards 123R.

(2)  Morris Dunkel, who was a director since 1984, died in August 2008.

Deferred Compensation/Employment Contracts and Change in Control Arrangements

         Effective as of November 1, 2004, the Company entered into an employment agreement with Greg Amato. Such agreement provided that Mr. Amato would be employed "at-will" and that such employment can be terminated by either party at any time without reason or cause provided at least six months prior written notice is given. The employment agreement also provides that Mr. Amato would receive bonus compensation for 2004 based upon a formula and would be entitled to receive, following the fiscal year ending February 28, 2006, bonus compensation equal to 10% of the increase in the Company's net income for the fiscal year ending February 28, 2006 compared to February 28, 2005. For subsequent fiscal years, Mr. Amato shall be entitled to receive annual cash bonuses as the Compensation Committee shall determine with performance objectives determined prior to the start of the applicable year. Pursuant to the employment agreement, the Company also agreed to grant Mr. Amato an option to purchase 100,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on November 1, 2004 which option shall be exercisable only after the completion of Mr. Amato's second year of employment under his employment agreement. In addition, pursuant to the employment agreement, the Company agreed to grant to Mr. Amato, one year from the date of his employment agreement provided he is then employed by the Company, 100,000 shares of restricted Common Stock of the Company.

         Pursuant to a deferred compensation agreement, as amended, entered into with James Ivchenko, President of the Company, the Company has agreed to pay Mr. Ivchenko $32,000 per year for ten consecutive years commencing the first day of the month following Mr. Ivchenko reaching the age of 65. To date, five payments of $32,000 each have been paid to Mr. Ivchenko.

         Effective as of March 1, 1999, the Company entered into a ten year employment agreement with Mr. Ivchenko. Pursuant thereto, Mr. Ivchenko shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Mr. Ivchenko shall receive as additional compensation a certain percentage (as set forth below) of the Company's annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 1.50% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. In the event of death or disability, the agreement provides that Mr. Ivchenko or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would have received (if not for his death or disability) for the remainder of the ten year term. Such agreement expired as of February 28, 2009.

         The obligations to Mr. Ivchenko under his deferred compensation agreement are partially funded with a life insurance policy owned by the Company. Such funds, however, are not legally restricted and are considered part of the Company's general assets subject to claims of creditors. Accordingly, there can be no assurance that any such amounts due to Mr. Ivchenko will be paid.

         Effective as of March 1, 1999, the Company also entered into a ten year employment agreement with Murray S. Cohen, Chairman of the Board of the Company. Pursuant thereto, Dr. Cohen shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Dr. Cohen shall receive as additional compensation a certain percentage (as set forth below) of the Company's annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 2.00% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. Pursuant to an amendment to the employment agreement entered into on March 30, 2006, Dr. Cohen shall have the option to partially retire pursuant to which Dr. Cohen will devote approximately 50% of his time to the Company in which event he will be paid 50% of his annual base salary and 100% of the additional compensation for the remainder of the term. He shall also have the option to either (i) substantially retire pursuant to which Dr. Cohen will devote approximately 25% of his time to the Company in which event he will be paid 25% of his annual base salary and 100% of the additional compensation for the remainder of the term, or (ii) fully retire in which event he will be paid no annual base salary and 50% of the additional compensation for the remainder of the term. In the event of death or disability, the amendment provides that Dr. Cohen or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would have received (if not for his death or disability) for the remainder of the ten year term, provided at the time of death or disability Dr. Cohen was a full-time employee. If at the time of death or disability Dr. Cohen was fully, partially or substantially retired, then other percentage rates are provided in the amendment for the payment of the annual salary and annual additional compensation to Dr. Cohen or his estate for the balance of the term. Such agreement expired as of February 28, 2009.

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

Indebtedness of Management

         No member of management was indebted to the Company during its last fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth, as of April 30, 2009, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the "named executive officers"), and (iv) all officers and directors of the Company as a group:

                                        Amount and Nature             Percent
Name of Beneficial Owner             of Beneficial Ownership          of Class

Murray S. Cohen(1)*                          1,965,958                  16.2%
James Ivchenko(2)*                           1,589,587                  13.1%
James R. Torpey, Jr.((3))*                     122,500                   1.0%
Herve A. Meillat*                               29,000                    **
Greg Amato((4))*                               200,000                   1.6%
Claire Bluestein*                              970,155                   8.0%
Santa Monica Partners, L.P.((5))               825,900                  6.89%
Sandra Lifschitz((6))                          605,000                   5.0%

All Executive Officers and
Directors as a Group (5 persons)             3,907,045                  31.6%

-------------------------
*    The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

**   Less than 1%.

(1) Includes 1,870,958 shares held by Dr. Cohen and 25,000 shares held by the wife of Dr. Cohen. Also, includes 70,000 shares which Dr. Cohen has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(2) Includes 1,055,000 shares held by Mr. Ivchenko and 464,587 held by Mr. Ivchenko and his wife, as joint tenants. Also, includes 70,000 shares which Mr. Ivchenko has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(3) Includes 60,000 shares which Mr. Torpey has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(4) Includes 100,000 shares which Mr. Amato has the right to acquire within 60 days pursuant to the exercise of options granted to him.

(5) This information is based solely upon information reported in filings made to the SEC on behalf of Santa Monica Partners, L.P. The address for Santa Monica Partners, L.P. is 1865 Palmer Avenue, Larchmont, New York.

(6) This information is based solely upon information reported in filings made to the SEC on behalf of Sandra Lifschitz. Her address is 7 Tulane Drive, Livingston, New Jersey.

The Stockholders Agreement

         Pursuant to a Stockholders Agreement executed in October 2002, each of the then members of the Board of Directors (Dr. Cohen and Messrs. Ivchenko and Torpey, as well as Morris Dunkel, Claire Bluestein and Peter Kenny) has provided the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the Company's Common Stock which any of them hold of record or beneficially. Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions. In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         See "Deferred Compensation/Employment Contracts and Change in Control Arrangements" above for information on the transactions described therein.

         Since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

         We have determined that two of our four directors are independent directors. Messrs. Torpey and Meillat are our independent directors. We have determined their independence using the definition of independence set forth in Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accountant Fees and Services.

         The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 28, 2009 and February 29, 2008:

                                                  Fiscal 2009       Fiscal 2008
         Fee Category                                Fees              Fees
                                                  ----------        ----------
         Audit Fees                               $   51,000        $   49,000
         Audit Related Fees                       $        0        $        0
         Tax Fees                                 $    3,000        $    3,000
         All Other Fees                           $        0        $        0

         Total Fees                               $   54,000        $   52,000

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)      Financial Statements

         Financial Statements are listed in the Contents to Consolidated Financial Statements included with this report.

(2)      Financial Statement Schedules

         No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)      Exhibits

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

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

--------------------

(1) Filed with the Company's Form S-18 Registration Statement SEC File 33-25405-NY.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EPOLIN, INC.
                                       (Registrant)

                                       By: /s/ Murray S. Cohen
                                           -------------------------------------
                                           Murray S. Cohen,
                                           Chairman of the Board

                                       Dated: May 21, 2009


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                      Title                               Date

/s/ Greg Amato                 Chief Executive Officer             May 21, 2009
------------------------       (Principal Executive Officer)       ------------
Greg Amato


/s/ Murray S. Cohen            Chairman of the Board,              May 21, 2009
------------------------       Secretary and Director              ------------
Murray S. Cohen


/s/ James Ivchenko             President and Director              May 21, 2009
------------------------       (Principal Financial Officer)       ------------
James Ivchenko


/s/ James R. Torpey, Jr.       Director                            May 22, 2009
------------------------                                           ------------
James R. Torpey, Jr.


Herve A. Meillat               Director                            May 23, 2009
------------------------                                           ------------
Herve A. Meillat

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED

                     FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

                                    CONTENTS

                                                                          Page
                                                                          ----

Independent Auditor's Report                                               1

Consolidated Financial Statements:

    Consolidated Balance Sheets                                          2 - 3

    Consolidated Statements of Income                                      4

    Consolidated Statements of Stockholders' Equity                        5

    Consolidated Statements of Cash Flows                                  6

Notes to Consolidated Financial Statements                               7 - 23

                          INDEPENDENT AUDITOR'S REPORT
             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey


         We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 28, 2009 and February 29, 2008 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the periods ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the two years in the periods ended February 28, 2009 and February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08876

April 23, 2009

                                     ASSETS

                                                                     February 28,    February 29,
                                                                         2009            2008
                                                                     ------------    ------------

Current assets:
  Cash and cash equivalents                                          $  1,544,966       1,980,142
  Accounts receivable                                                     371,443         618,445
  Inventories                                                             667,184         642,529
  Prepaid expenses                                                         56,298          60,412
  Prepaid taxes                                                           228,346              --
  Deferred tax assets-current portion                                      18,377          25,182
                                                                     ------------    ------------

     Total current assets                                               2,886,614       3,326,710
                                                                     ------------    ------------
Plant, property and equipment - at cost:
  Land                                                                     81,000          81,000
  Building and improvements                                               767,300         710,758
  Laboratory equipment                                                    191,549         189,300
  Furniture and office equipment                                          233,387         215,764
  Leasehold improvements                                                  532,131         458,495
                                                                     ------------    ------------

     Total                                                              1,805,367       1,655,317

Less:  Accumulated depreciation and amortization                          905,242         800,593
                                                                     ------------    ------------

     Net plant, property and equipment                                    900,125         854,724
                                                                     ------------    ------------

Other assets:
  Deferred tax assets-non current portion                                  95,504          94,973
  Cash value - life insurance policy                                      213,452         201,369
                                                                     ------------    ------------

     Total other assets                                                   308,956         296,342
                                                                     ------------    ------------

       Total                                                         $  4,095,695       4,477,776
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     February 28,    February 29,
                                                                          2009            2008
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $     38,698           9,660
  Accrued expenses                                                        284,424         270,755
  Taxes payable:
    Payroll                                                                 2,208           1,889
    Income                                                                     --          37,400
                                                                     ------------    ------------
      Total current liabilities                                           325,330         319,704

Other liabilities - Deferred compensation                                 221,388         246,683
                                                                     ------------    ------------

      Total liabilities                                                   546,718         566,387
                                                                     ------------    ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    13,015,000 and 12,915,000 shares issued, and 12,066,355 and
    11,966,355 shares outstanding at February 28, 2009 and
    February 29, 2008, repectively                                      2,364,693       2,364,693
    Additional paid-in capital                                            104,820          76,820
    Retained earnings                                                   1,430,546       1,820,958
                                                                     ------------    ------------

         Total                                                          3,900,059       4,262,471
    Less: Treasury stock - at cost                                        351,082         351,082
                                                                     ------------    ------------

      Total stockholders' equity                                        3,548,977       3,911,389
                                                                     ------------    ------------

        Total                                                        $  4,095,695       4,477,776
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008


                                                                         2009            2008
                                                                     ------------    ------------
Sales                                                                $  3,091,539       3,592,940
                                                                     ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                         1,444,199       1,404,009
  Selling, general and administrative                                   1,251,521       1,235,078
                                                                     ------------    ------------

    Total                                                               2,695,720       2,639,087
                                                                     ------------    ------------

Operating income                                                          395,819         953,853
                                                                     ------------    ------------
Other income:
  Rental income                                                            18,000          18,000
  Miscellaneous                                                                --          66,881
  Interest                                                                 52,861          89,348
                                                                     ------------    ------------

    Total                                                                  70,861         174,229
                                                                     ------------    ------------

Income before taxes                                                       466,680       1,128,082

Income taxes                                                              139,111         404,455
                                                                     ------------    ------------

Net income                                                           $    327,569         723,627
                                                                     ============    ============
Per share data:
  Basic earnings per common share                                    $       0.03            0.06
                                                                     ============    ============

  Fully diluted earnings per common share                            $       0.03            0.06
                                                                     ============    ============

  Weighted average number of common shares outstanding                 12,015,944      11,966,355
                                                                     ============    ============

  Fully diluted number of common shares outstanding                    12,056,380      12,004,973
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

                                  Number of                 Additional
                                   Shares        Common       Paid-in-     Retained       Treasury     Treasury     Stockholders'
                                   Issued        Stock        Capital      Earnings        Shares       Stock          Equity
                                ------------   ----------   ----------   ------------    ----------   ----------    ------------
Balance - March 1, 2007           12,915,000   $2,364,693       62,111      1,575,985       948,645     (351,082)      3,651,707

Dividends paid                            --           --           --       (478,654)           --           --        (478,654)

Valuation of options expensed             --           --       14,709             --            --           --          14,709

Net income                                --           --           --        723,627            --           --         723,627
                                ------------   ----------   ----------   ------------    ----------   ----------    ------------

Balance - February 29, 2008       12,915,000   $2,364,693       76,820      1,820,958       948,645     (351,082)      3,911,389
                                ============   ==========   ==========   ============    ==========   ==========    ============


Balance - March 1, 2008           12,915,000   $2,364,693       76,820      1,820,958       948,645     (351,082)      3,911,389

Dividends paid                            --           --           --       (717,981)           --           --        (717,981)

Stock-based compensation             100,000           --       28,000             --            --           --          28,000

Net income                                --           --           --        327,569            --           --         327,569
                                ------------   ----------   ----------   ------------    ----------   ----------    ------------

Balance - February 28, 2009       13,015,000   $2,364,693      104,820      1,430,546       948,645     (351,082)      3,548,977
                                ============   ==========   ==========   ============    ==========   ==========    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008


                                                                         2009            2008
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $    327,569         723,627
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        104,599          88,336
     Deferred tax expense                                                   6,274          42,558
     Stock based compensation                                              28,000          14,709
     Obligation under deferred compensation agreement                     (25,295)        (39,181)
  (Increase) decrease in:
     Accounts receivable                                                  247,002         (71,493)
     Inventories                                                          (24,655)          9,119
     Prepaid expenses                                                       4,114          17,355
     Prepaid taxes                                                       (228,346)          1,920
  Increase (decrease) in:
     Accounts payable                                                      29,038         (42,122)
     Accrued expenses                                                      13,669          25,850
     Taxes payable                                                        (37,081)         30,864
                                                                     ------------    ------------

        Net cash provided by operating activities                         444,888         801,542
                                                                     ------------    ------------
Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy               (12,083)         25,889
  Payments for property and equipment                                    (150,000)       (119,981)
                                                                     ------------    ------------

        Net cash used in investing activities                            (162,083)        (94,092)
                                                                     ------------    ------------
Cash flows used in financing activities:
  Dividends paid                                                         (717,981)       (478,654)
                                                                     ------------    ------------

Increase (decrease) in cash                                              (435,176)        228,796

Cash and cash equivalents:
  Beginning                                                             1,980,142       1,751,346
                                                                     ------------    ------------

  Ending                                                             $  1,544,966       1,980,142
                                                                     ============    ============
Supplemental disclosures of cash flows:
  Income taxes paid                                                  $    273,398         249,628
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

NOTE B - Summary of Significant Accounting Policies:

Basis of Presentation - The Consolidated Financial Statements presented herein reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 55.3% of the Company's trade receivables at February 28, 2009.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Unaudited Consolidating Financial Statements as of February 28, 2009 and for the year then ended are:


                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                    Epolin
                                                   Epolin          Holding,
                                                     Inc.            Corp.       Eliminations    Consolidated
                                                 ------------    ------------    ------------    ------------
Current assets                                   $  2,515,576         371,038              --       2,886,614
Non-current assets                                  1,580,119         654,558      (1,025,596)      1,209,081
                                                 ------------    ------------    ------------    ------------
      Total                                      $  4,095,695       1,025,596      (1,025,596)      4,095,695
                                                 ============    ============    ============    ============

  Total liabilities                              $    546,718          24,435         (24,435)        546,718
                                                 ------------    ------------    ------------    ------------
Stockholders' equity:
  Common stock                                      2,364,693              --              --       2,364,693
  Additional paid-in capital                          104,820              --              --         104,820
  Retained earnings                                 1,430,546       1,001,161      (1,001,161)      1,430,546
  Treasury stock                                     (351,082)             --              --        (351,082)
                                                 ------------    ------------    ------------    ------------

  Total stockholders' equity                        3,548,977       1,001,161      (1,001,161)      3,548,977
                                                 ------------    ------------    ------------    ------------

      Total                                      $  4,095,695       1,025,596      (1,025,596)      4,095,695
                                                 ============    ============    ============    ============
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                                    Epolin
                                                   Epolin          Holding,
                                                     Inc.            Corp.       Eliminations    Consolidated
                                                 ------------    ------------    ------------    ------------
Sales                                            $  3,091,539              --              --       3,091,539
Rental income                                              --         115,740         (97,740)         18,000
                                                 ------------    ------------    ------------    ------------
      Total                                         3,091,539         115,740         (97,740)      3,109,539
                                                 ------------    ------------    ------------    ------------

Cost of sales                                       1,444,199              --              --       1,444,199
Selling, general and administrative                 1,321,655          27,606         (97,740)      1,251,521
                                                 ------------    ------------    ------------    ------------

      Total                                         2,765,854          27,606         (97,740)      2,695,720
                                                 ------------    ------------    ------------    ------------

Operating income                                      325,685          88,134              --         413,819

Other income - interest                                42,087          10,774              --          52,861
                                                 ------------    ------------    ------------    ------------

Income before taxes                                   367,772          98,908              --         466,680

Income taxes                                          131,331           7,780              --         139,111
                                                 ------------    ------------    ------------    ------------

Net income                                       $    236,441          91,128              --         327,569
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

         Depreciation and amortization expense totaled $104,599 and $88,336 for the years ended February 28, 2009 and February 29, 2008, respectively.

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

         FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the Company's financial statements for fiscal year ended 2009. As of February 28, 2009 and February 29, 2008, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Regulations - The Company expended approximately $36,331 and $30,967 through February 28, 2009 and February 29, 2008, respectively, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $19,905 and $13,307 for the years ended February 28, 2009 and February 29, 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Summary of Significant Accounting Policies (continued):

Stock-Based Compensation - Effective March 1, 2006, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R requires companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. The Company determines the fair value of stock-based compensation using the Black-Scholes option-pricing model, which requires the Company to make assumptions regarding future dividends, expected volatility of its stock, and the expected lives of the options. Under SFAS 123R the Company also makes assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. As a result of the adoption of FAS 123R, stock-based compensation expense recognized includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

         During the year ended February 29, 2008, the Company recognized stock-based compensation expenses of $14,709, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the years ended February 28, 2009 and February 29, 2008 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                 February 28,    February 29,
                                                     2009            2008
                                                 ------------    ------------
Weighted average expected life in years                     2               3
Dividends per share                                      0.06            0.04
Volatility                                                7.0%            7.0%
Risk-free interest rate                                   4.0%            4.9%

                          EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Also, effective March 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - Income Taxes:

1. Federal and State deferred tax assets include:

                                                           February 28,    February 29,
                                                               2009            2008
                                                           ------------    ------------
         Temporary differences:
              Accelerated amortization                     $      2,629           2,696
              Deferred compensation                              95,198         101,405
              Stock-based compensation                           16,054          16,054
                                                           ------------    ------------
                    Total                                       113,881         120,155

         Current portion                                         18,377          25,182
                                                           ------------    ------------

         Non-current portion                               $     95,504          94,973
                                                           ============    ============

2. Income tax expense: February 28, February 29,

                                                               2009            2008
                                                           ------------    ------------
         Current:
              Federal                                      $    108,635         275,000
              State                                              24,202          86,897
                                                           ------------    ------------

                    Total current                               132,837         361,897
                                                           ------------    ------------
         Deferred:
              Federal                                             3,718          36,602
              State                                               2,556           5,956
                                                           ------------    ------------

                    Total deferred                                6,274          42,558
                                                           ------------    ------------

                        Total                              $    139,111         404,455
                                                           ============    ============

3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                           February 28,    February 29,
                                                               2009            2008
                                                           ------------    ------------
         Computed at the statutory rate                    $    158,671         349,705
         State income taxes (net)                                24,202          86,897
         (Increase) Decrease in deferred tax asset                6,274          42,558
         General business credits                               (29,944)        (42,993)
         Other reconciling items                                (20,092)        (31,712)
                                                           ------------    ------------

                    Effective tax                          $    139,111         404,455
                                                           ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082, as of February 28, 2009 and February 29, 2008, respectively. There were no purchases of treasury shares made during the years ended February 28, 2009 and February 29, 2008.

NOTE E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers. During the year ended February 29, 2008, approximately 37.1% of sales were to three customers, two of these customers, located in the Eastern United States, accounted for 29.3% of sales.

NOTE F - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

NOTE G - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $460,682 and $392,992 were included in cost of sales for the years ended February 28, 2009 and February 29, 2008, respectively. Expenditures for the fiscal year ended 2010 are projected to remain at approximately the same level as in fiscal 2009.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $42,915 and $54,257 for the years ended February 28, 2009 and February 29, 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Employee Benefits (continued):

Stock Option Plan - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through February 28, 2009, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 240,000.

         A summary of the status of the Company's 1998 stock option plan as of February 28, 2009, and the changes during the years ended February 28, 2009 and February 29, 2008 is presented below:

                                                             Weighted-Average
Fixed Options:                             Shares             Exercise Price
--------------                             -------            -------------
Balance - February 29, 2008                316,000                $.50
                                           =======

Balance - February 28, 2009                316,000                $.50
                                           =======

Exercisable at February 28, 2009           316,000                $.50
                                           =======


Stock Option and Stock-Based Employee Compensation - On November 1, 2004, the Company entered into an "Option Agreement and Investment Agreement" with Gregory Amato, CEO, the terms of which are as follows:

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at February 28, 2009:

                     Outstanding Options                                Exercisable Options
   --------------------------------------------------------     -------------------------------
                            Number       Weighted-Average         Number
      Range of           Outstanding         Remaining          Exercisable     Weighted-Average
   Exercise Price        at 02/28/09      Contractual Life      at 02/28/09      Exercise Price
   --------------        -----------      ----------------      -----------      --------------
        $.41               116,000              5.0                116,000             .23
         .51               100,000              0.7                100,000             .25
         .54               200,000              1.3                200,000             .52


Stock Option and Stock-Based Compensation Plan - On June 18, 2008, the Company's Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, the Company will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan will terminate, and the Company will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding.

         The purpose of the Plan is to provide officers, other employees and directors of, and consultants to, the Company, an incentive to (a) enter into and remain in the Company's service or to provide services to the Company, (b) enhance the Company's long term performance, (c) acquire a proprietary interest in the Company.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Employee Benefits (continued):

Stock Option and Stock-Based Compensation Plan
----------------------------------------------

         In connection with this plan, compensation in the amount of $28,000 was charged to selling, general and administrative expenses for the year ended February 28, 2009.

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

Sales by geographic area are as follows:

                                                          Years Ended
                                                 ----------------------------
                                                 February 28,    February 29,
                                                     2009            2008
                                                 ------------    ------------
         United States                           $  2,114,706       2,837,852
         Asia                                         578,060         481,355
         Europe                                       398,173         273,183
         Other nations                                    600             550
                                                 ------------    ------------

           Total                                 $  3,091,539       3,592,940
                                                 ============    ============

         Two customers, located in the United States and Asia, accounted for more than 10% of revenues from continuing operations. These customers accounted for 21.8% of sales of infrared dies.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $900,125 and $854,724 located in the United States at February 28, 2009 and February 29, 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - Accrued Expenses:

         Accrued expenses consisted of the following as of February 28, 2009 and February 29, 2008, respectively:

                                                 February 28,    February 29,
                                                     2009            2008
                                                 ------------    ------------
         Commissions                             $      8,444              --
         Purchases                                     10,980          12,330
         Employment agreement                         240,000         225,000
         Professional fees                             25,000          28,000
         Pension contribution                              --           5,425
                                                 ------------    ------------
           Total accrued expenses                $    284,424         270,755
                                                 ============    ============

NOTE K - Inventories:
                                                 February 28,    February 29,
                                                     2009            2008
                                                 ------------    ------------
         Raw materials and supplies              $    138,730         123,286
         Work in process                              117,314          45,379
         Finished goods                               411,140         473,864
                                                 ------------    ------------
           Total                                 $    667,184         642,529
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                                         Years Ended
                                                 ----------------------------
                                                 February 28,    February 29,
                                                     2009            2008
                                                 ------------    ------------
Basic Earnings Per Common Share:

Net income                                       $    327,569         723,627
                                                 ============    ============
Average common shares
  outstanding                                      12,015,944      11,966,355
                                                 ============    ============
Basic earnings per
  common share                                   $       0.03            0.06
                                                 ============    ============
Diluted Earnings Per Common Share:

Net income                                       $    327,569         723,627
                                                 ============    ============
Average common shares
  outstanding                                      12,015,944      11,966,355

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                 40,436          38,618
                                                 ------------    ------------
Total diluted common shares
  outstanding                                      12,056,380      12,004,973
                                                 ============    ============
Diluted earnings per
  common share                                   $       0.03            0.06
                                                 ============    ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 28, 2009 and February 29, 2008, respectively.

Future minimum payments for the current option period:

          Fiscal Years Ending February:
          -----------------------------
                       2010                                     $24,435
                       2011                                      65,160

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

         In connection with this agreement, compensation in the amount of $6,706 and $5,171 was charged to selling, general and administrative expenses for the years ended February 28, 2009 and February 29, 2008, respectively.

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

         Accrued compensation included in selling, general and administrative as of February 28, 2009 and February 29, 2008 was $240,000 and $225,000,
respectively.


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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                            February 28, 2009               February 29, 2008
                                       ----------------------------    ----------------------------
                                         Carrying          Fair          Carrying          Fair
                                          Amount           Value          Amount           Value
                                       ------------    ------------    ------------    ------------
Assets:
-------
Cash and cash equivalents              $  1,544,966       1,544,966       1,980,142       1,980,142
Other assets:
     Cash value - life insurance            213,452         213,452         201,369         201,369
                                       ------------    ------------    ------------    ------------

Total assets at fair value             $  1,758,418       1,758,418       2,181,511       2,181,511
                                       ============    ============    ============    ============
Liabilities:
------------
Deferred compensation                  $    221,388         221,388         246,683         246,683
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