Form 10-Q
period 2009-05-31
EPOLIN INC /NJ/
filed 2009-07-10
CIK 797079

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


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

    Large accelerated filer   [ ]             Accelerated filer         [ ]
    Non-accelerated filer     [ ]             Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,066,355 outstanding as of July 1, 2009.

================================================================================

                                  EPOLIN, INC.

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements.                                           3
    Item 2. Management's Discussion and Analysis of Financial Condition 3 and Results of Operations.
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

Forward-Looking Statements

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in Part I, Item 1A "Risk Factors" of the Company's Form 10-K for the year ended February 28, 2009. The Company does not intend to update these forward-looking statements.

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

         We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2009, approximately 48.1% of sales were to three customers. During the three months ended May 31, 2008, approximately 31.8% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

         The following tables set forth operations data for the three months ended May 31, 2009 and 2008.


                           Three Months Ended May 31,
                           --------------------------

                                                    2009         2008       % change
                                                 ----------   ----------   ----------
         Sales                                   $  726,169   $  912,791        -20.4%

         Gross profit                               470,514      522,729        -10.0%

         Gross profit percentage                       64.8%        57.3%         7.5%

         Selling, general & administrative          259,065      293,647        -11.8%
                                                 ----------   ----------

         Operating income                           211,449      229,082         -7.7%
         Other Income                                12,367       17,005        -27.3%
                                                 ----------   ----------

         Income before taxes                        223,816      246,087         -9.1%

         Income taxes                                83,950       96,935        -13.4%

         Net income (after taxes)                $  139,866   $  149,152         -6.2%
                                                 ==========   ==========

Sales

         For the three months ended May 31, 2009, sales were $726,000 as compared to $913,000 for the three months ended May 31, 2008, a decrease of $187,000 or 20.4%.

         Such decreases in sales is primarily due to reduced sales in the ink and coating market as well as the light management market. Sales in the ink and coating market were $132,000 for the three months ended May 31, 2009 compared to $263,000 for the three months ended May 31, 2008, a decrease of $131,000, and sales in the light management market were $130,000 for the three months ended May 31, 2009 compared to $216,000 for the three months ended May 31, 2008, a decrease of $86,000. While sales declined in these two markets, sales in the eye protection market, which represents our oldest and traditional market, increased to $432,000 for the three months ended May 31, 2009 from $383,000 for the three months ended May 31, 2008, an increase of $49,000.

         Sales in the United States increased for the three months ended May 31, 2009 while sales decreased in Europe and Asia for the three months ended May 31, 2009 compared to the prior year period. For the three months ended May 31, 2009, sales increased in the United States to $665,000 from $626,000 for the three months ended May 31, 2008, while in Europe sales decreased to $39,000 for the three months ended May 31, 2009 from $85,000 for the prior year period, and in Asia, sales decreased to $21,000 for the three months ended May 31, 2009 from $201,000 for the three months ended May 31, 2008.

Gross Profit

         Gross profit, defined as sales less cost of sales, was $471,000 or 64.8% of sales for the three months ended May 31, 2009, compared to $523,000 or 57.3% of sales for the three months ended May 31, 2008. While our gross profit percentage increased by 7.5%, gross profit decreased in terms of absolute dollars by $52,000 for the three months ended May 31, 2009 compared to the prior year period.

         Cost of sales was $256,000 for the three months ended May 31, 2009 which represented 35.3% of sales compared to $391,000 for the three months ended May 31, 2008 which represented 42.8% of sales. Total cost of materials decreased $102,000 in the three months ended May 31, 2009 compared to the prior year period primarily due to decreases in purchases and production salaries, and total factory overhead decreased $33,000 in the three months ended May 31, 2009 compared to the prior year period, primarily due to decreases in research and development salaries and applied factory overhead, offset by an increase in research and development supplies.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $259,000 or 35.7% of sales for the three months ended May 31, 2009 compared to $294,000 or 32.2% of sales for the three months ended May 31, 2008, a decrease of $35,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries and administrative salaries, and decreases in commission and consulting fees offset by increases in professional fees.

Operating Income

         Operating income, in terms of absolute dollars, decreased to $211,000 for the three months ended May 31, 2009 from $229,000 for the three months ended May 31, 2008, a decrease of $18,000. Such decrease was primarily due to the decrease in sales for the three months ended May 31, 2009 compared to the prior year period offset by lesser decreases in cost of sales and expenses over the same periods. As a percentage of sales, operating income was 29.1% of sales for the three months ended May 31, 2009 compared to 25.1% of sales for the three months ended May 31, 2008.

Other Income

         Total other income was $12,000 for the three months ended May 31, 2009 compared to $17,000 for the three months ended May 31, 2008. While rental income remained the same, interest income decreased to $8,000 in the three months ended May 31, 2009 from $13,000 in the three months ended May 31, 2008.

Net Income

         During the three months ended May 31, 2009, we reported income before taxes of $224,000 as compared to income before taxes of $246,000 for the three months ended May 31, 2008, a decrease of $22,000. Income taxes were $84,000 for the three months ended May 31, 2009 compared to income taxes of $97,000 for the three months ended May 31, 2008. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $140,000 or $0.01 per share for the three months ended May 31, 2009 as compared to net income after taxes of $149,000 or $0.01 per share for the three months ended May 31, 2008.

         Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. The largest reduction in sales in recent years occurred in fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. Sales have continuted to decrease into fiscal 2010 with sales decreasing by $187,000 during the three months ended May 31, 2009 compared to the prior year period. Unlike fiscal 2008 and 2007, however, in which net income did improve in each year compared to the prior year, net income in fiscal 2009 decreased by $396,000 compared to fiscal 2008. While such decrease in net income has continued into the first three months of fiscal 2010, such decrease has not been as dramatic with net income decreasing by $9,000 in the three months ended May 31, 2009 compared to the three months ended May 31, 2008.

Operations Outlook

         Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This continued into fiscal 2009 in which sales decreased at a much greater rate to $3,092,000 or 14.0% compared to fiscal 2008, as well as the first three months of fiscal 2010 in which sales decreased by $187,000 compared to the comparable period of fiscal 2009. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

         As a result of recent expressions of interest received, management began in fiscal 2009 to explore strategic alternatives for the Company. In February 2009, the Company retained Millburn Capital Group as its financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. In May 2009, the Company announced that it has entered into a non-binding letter of intent whereby all of the outstanding capital stock of the Company will be acquired by a strategic purchaser. There can be no assurance that any definitive agreement will be entered into, that any proposed transaction will be approved by the shareholders of the Company or that a transaction will be completed as a result of the execution of the letter of intent. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

Liquidity and Capital Resources

         Our primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2009, we had working capital of $2,729,000, a debt to equity ratio of 0.09 to 1, and stockholders' equity of $3,689,000 compared to working capital of $2,913,000, a debt to equity ratio of
0.13 to 1, and stockholders' equity of $3,821,000 on May 31, 2008. On May 31, 2009, we had $1,558,000 in cash and cash equivalents, total assets of $4,008,000 and total liabilities of $319,000, compared to $1,907,000 in cash and cash equivalents, total assets of $4,305,000 and total liabilities of $484,000 on May 31, 2008.

         Net cash provided by operating activities for the three months ended May 31, 2009 was $3,000 which was primarily the result of net income of $140,000, plus decreases in prepaid expenses of $20,000 and prepaid taxes of $87,000, offset by a decrease in accrued expenses of $228,000 and increases in accounts receivable of $17,000 and inventories of $21,000. Net cash provided by operating activities for the three months ended May 31, 2008 was $195,000 which was primarily the result of net income of $149,000, plus decreases in accounts receivable of $50,000, inventories of $33,000 and prepaid expenses of $17,000, and increases in taxes payable of $56,000, offset by a decrease in accrued expenses of $145,000.

         Net cash provided by investing activities for the three months ended May 31, 2009 was $10,000 due a decrease in cash value of a life insurance policy of $38,000 offset by payments for property and equipment of $28,000, compared to net cash used by investing activities of $29,000 for the three months ended May 31, 2008 due to an increase in cash value of a life insurance policy of $3,000 and payments for property and equipment of $26,000.

         For the three months ended May 31, 2009, there was no cash flows from or used in financing activities compared to $239,000 used in financing activities in the three months ended May 31, 2008 due to the payment of a cash dividend to shareholders. There was no comparable dividend paid in the three months ended May 31, 2009.

         We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for the balance of fiscal 2010 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Other Information

         Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. We did not declare another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years. Primarily due the Company's recent decision to seek strategic alternatives, the Board determined to postpone any action regarding the declaration of the regular annual cash dividend for 2009 and beyond pending the outcome of this process.

         In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008 and February 29, 2009, and during the first three months of fiscal 2010. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

Item 4T. Controls and Procedures.

         Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                       EPOLIN, INC.
                                       (Registrant)

Dated:   July 8, 2009                  By: /s/ Murray S. Cohen
         ------------                      -------------------------------------
                                           Murray S. Cohen,
                                           Chairman of the Board


Dated:   July 8, 2009                  By: /s/ James Ivchenko
         ------------                      -------------------------------------
                                           James Ivchenko,
                                           President
                                           (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               THREE MONTHS ENDED

                              MAY 31, 2009 AND 2008

                                   CONTENTS

                                                                          Page
                                                                          ----

Consolidated Financial Statements:

    Consolidated Balance Sheets (Unaudited)                              2 - 3

    Consolidated Statements of Income (Unaudited)                          4

    Consolidated Statements of Stockholders' Equity (Unaudited)            5

    Consolidated Statements of Cash Flows (Unaudited)                      6

Notes to Consolidated Financial Statements (Unaudited)                   7 - 23


                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                     ASSETS

                                                                               May 31,
                                                                     ----------------------------
                                                                         2009            2008
                                                                     ------------    ------------
Current assets:
  Cash and cash equivalents                                          $  1,558,369       1,906,536
  Accounts receivable                                                     388,591         568,800
  Inventories                                                             688,125         609,687
  Prepaid expenses                                                         36,281          43,655
  Prepaid taxes                                                           141,816              --
  Deferred tax assets-current portion                                      11,794          20,212
                                                                     ------------    ------------

    Total current assets                                                2,824,976       3,148,890
                                                                     ------------    ------------
Plant, property and equipment - at cost:
  Land                                                                     81,000          81,000
  Building and improvements                                               767,300         734,578
  Laboratory equipment                                                    191,549         189,300
  Furniture and office equipment                                          260,962         217,795
  Leasehold improvements                                                  532,131         458,495
                                                                     ------------    ------------

    Total                                                               1,832,942       1,681,168

  Less: Accumulated depreciation and amortization                         930,542         825,826
                                                                     ------------    ------------

    Net plant, property and equipment                                     902,400         855,342
                                                                     ------------    ------------
Other assets:
  Deferred tax assets-non current portion                                 104,767          96,626
  Cash value - life insurance policy                                      175,543         204,389
                                                                     ------------    ------------

    Total other assets                                                    280,310         301,015
                                                                     ------------    ------------

        Total                                                        $  4,007,686       4,305,247
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               May 31,
                                                                     ----------------------------
                                                                         2009            2008
                                                                     ------------    ------------
Current liabilities:
  Accounts payable                                                   $     37,058          13,742
  Accrued expenses                                                         56,766         126,208
  Taxes payable:
    Payroll                                                                 2,208           1,889
    Income                                                                     --          93,835
                                                                     ------------    ------------

        Total current liabilities                                          96,032         235,674

Other liabilities - Deferred compensation                                 222,811         248,359
                                                                     ------------    ------------

        Total liabilities                                                 318,843         484,033
                                                                     ------------    ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $15.513 par value; 940,000 shares authorized;
    none issued
  Preferred stock, series A convertible non-cumulative,
    $2.50 par value; redemption price and liquidation preference;
    60,000 shares authorized; 5,478 shares issued and redeemed
  Common stock, no par value; 20,000,000 shares authorized;
    13,015,000 and 12,915,000 shares issued, and 12,066,355 and
    11,966,355 shares outstanding at May 31, 2009 and 2008
    repectively                                                         2,364,693       2,364,693
    Additional paid-in capital                                            104,820          76,820
    Retained earnings                                                   1,570,412       1,730,783
                                                                     ------------    ------------

        Total                                                           4,039,925       4,172,296
    Less: Treasury stock - at cost                                        351,082         351,082
                                                                     ------------    ------------

      Total stockholders' equity                                        3,688,843       3,821,214
                                                                     ------------    ------------

        Total                                                        $  4,007,686       4,305,247
                                                                     ============    ============

       The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    THREE MONTHS ENDED MAY 31, 2009 AND 2008


                                                                         2009            2008
                                                                     ------------    ------------
Sales                                                                $    726,169         912,791
                                                                     ------------    ------------
Cost of sales and expenses:
  Cost of sales                                                           255,655         390,062
  Selling, general and administrative                                     259,065         293,647
                                                                     ------------    ------------

     Total                                                                514,720         683,709
                                                                     ------------    ------------

Operating income                                                          211,449         229,082
                                                                     ------------    ------------
Other income:
  Rental income                                                             4,500           4,500
  Interest                                                                  7,867          12,505
                                                                     ------------    ------------

     Total                                                                 12,367          17,005
                                                                     ------------    ------------

Income before taxes                                                       223,816         246,087

Income taxes                                                               83,950          96,935
                                                                     ------------    ------------

Net income                                                           $    139,866         149,152
                                                                     ============    ============
Per share data:
  Basic earnings per common share                                    $       0.01            0.01
                                                                     ============    ============

  Fully diluted earnings per common share                            $       0.01            0.01
                                                                     ============    ============

  Weighted average number of common shares outstanding                 12,066,355      11,966,355
                                                                     ============    ============

  Fully diluted number of common shares outstanding                    12,106,791      12,006,791
                                                                     ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                    THREE MONTHS ENDED MAY 31, 2009 AND 2008

                           Number of                   Additional
                             Shares       Common        Paid-in-       Retained     Treasury     Treasury    Stockholders'
                             Issued        Stock        Capital        Earnings      Shares       Stock         Equity
                          ------------   ----------   ------------    ----------   ----------   ----------   ------------
Balance - March 1, 2008     12,915,000   $2,364,693         76,820     1,820,958      948,645     (351,082)     3,911,389

Dividends paid                      --           --             --      (239,327)          --           --       (239,327)

Net income                          --           --             --       149,152           --           --        149,152
                          ------------   ----------   ------------    ----------   ----------   ----------   ------------

Balance - May 31, 2008      12,915,000   $2,364,693         76,820     1,730,783      948,645     (351,082)     3,821,214
                          ============   ==========   ============    ==========   ==========   ==========   ============


Balance - March 1, 2009     13,015,000   $2,364,693        104,820     1,430,546      948,645     (351,082)     3,548,977

Net income                          --           --             --       139,866           --           --        139,866
                          ------------   ----------   ------------    ----------   ----------   ----------   ------------

Balance - May 31, 2009      13,015,000   $2,364,693        104,820     1,570,412      948,645     (351,082)     3,688,843
                          ============   ==========   ============    ==========   ==========   ==========   ============



        The accompanying notes are an integral part of these consolidated financial statements.


                           EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    THREE MONTHS ENDED MAY 31, 2009 AND 2008

                                                                         2009            2008
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $    139,866         149,152
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         25,300          25,233
     Deferred tax expense                                                  (2,680)          3,317
     Obligation under deferred compensation agreement                       1,423           1,676
  (Increase) decrease in:
     Accounts receivable                                                  (17,148)         49,645
     Inventories                                                          (20,941)         32,842
     Prepaid expenses                                                      20,017          16,757
     Prepaid taxes                                                         86,530              --
  Increase (decrease) in:
     Accounts payable                                                      (1,640)          4,082
     Accrued expenses                                                    (227,658)       (144,547)
     Taxes payable                                                             --          56,435
                                                                     ------------    ------------

        Net cash provided by operating activities                           3,069         194,592
                                                                     ------------    ------------

Cash flows from investing activities:
  (Increase) decrease in cash value - life insurance policy                37,909          (3,020)
  Payments for property and equipment                                     (27,575)        (25,851)
                                                                     ------------    ------------

        Net cash provided (used) in investing activities                   10,334         (28,871)
                                                                     ------------    ------------
Cash flows used in financing activities -
  Dividends paid                                                               --        (239,327)
                                                                     ------------    ------------

Increase (decrease) in cash                                                13,403         (73,606)

Cash and cash equivalents:
  Beginning                                                             1,544,966       1,980,142
                                                                     ------------    ------------

  Ending                                                             $  1,558,369       1,906,536
                                                                     ============    ============
Supplemental disclosures of cash flows:
  Income taxes paid                                                  $    127,818         337,842
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

NOTE B - Summary of Significant Accounting Policies:

Basis of Presentation - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2009. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated.

         The results of operations for the three-month interim period ended May 31, 2009 and 2008 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2010.

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

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Two customers represented 50.9% of the Company's trade receivables at May 31, 2009.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Unaudited Consolidating Financial Statements as of May 31, 2009 and for the three months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                         Epolin
                                          Epolin         Holding,
                                            Inc.          Corp.        Eliminations    Consolidated
                                       ------------    ------------    ------------    ------------
Current assets                         $  2,425,722         399,254              --       2,824,976
Non-current assets                        1,581,964         647,542      (1,046,796)      1,182,710
                                       ------------    ------------    ------------    ------------
       Total                           $  4,007,686       1,046,796      (1,046,796)      4,007,686
                                       ============    ============    ============    ============

  Total liabilities                    $    318,843          24,435         (24,435)        318,843
                                       ------------    ------------    ------------    ------------

Stockholders' equity:
  Common stock                            2,364,693              --              --       2,364,693
  Additional paid-in capital                104,820              --              --         104,820
  Retained earnings                       1,570,412       1,022,361      (1,022,361)      1,570,412
  Treasury stock                           (351,082)             --              --        (351,082)
                                       ------------    ------------    ------------    ------------

  Total stockholders' equity              3,688,843       1,022,361      (1,022,361)      3,688,843
                                       ------------    ------------    ------------    ------------

     Total                             $  4,007,686       1,046,796      (1,046,796)      4,007,686
                                       ============    ============    ============    ============


                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                         Epolin
                                          Epolin         Holding,
                                            Inc.          Corp.        Eliminations    Consolidated
                                       ------------    ------------    ------------    ------------
Sales                                  $    726,169              --              --         726,169
Rental income                                    --          28,935         (24,435)          4,500
                                       ------------    ------------    ------------    ------------
     Total                                  726,169          28,935         (24,435)        730,669
                                       ------------    ------------    ------------    ------------

Cost of sales                               255,655              --              --         255,655
Selling, general and administrative         275,736           7,764         (24,435)        259,065
                                       ------------    ------------    ------------    ------------

     Total                                  531,391           7,764         (24,435)        514,720
                                       ------------    ------------    ------------    ------------

Operating income                            194,778          21,171              --         215,949

Other income - interest                       5,908           1,959              --           7,867
                                       ------------    ------------    ------------    ------------

Income before taxes                         200,686          23,130              --         223,816

Income taxes                                 82,020           1,930              --          83,950
                                       ------------    ------------    ------------    ------------

Net income                             $    118,666          21,200              --         139,866
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

         Depreciation and amortization expense totaled $25,300 and $25,233 for the three months ended May 31, 2009 and 2008, respectively.

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

         FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the Company's financial statements for fiscal year ended 2009. As of May 31, 2009 and 2008, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Regulations - The Company expended approximately $5,571 and $3,600 through May 31, 2009 and 2008, respectively, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $6,480 and $5,860 for the three months ended May 31, 2009 and 2008, respectively.

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

         The weighted average Black-Scholes value of options granted under the stock plans during the three months ended May 31, 2009 and 2008 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                          May 31,
                                                 ------------------------
                                                    2009          2008
                                                 ----------    ----------
Weighted average expected life in years                   2             3
Dividends per share                                      --          0.04
Volatility                                              7.0%          7.0%
Risk-free interest rate                                 4.0%          4.9%

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

         Also, effective March 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of May 31, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - Income Taxes:

1. Federal and State deferred tax assets include:

                                                          May 31,
                                                 ------------------------
                                                    2009          2008
                                                 ----------    ----------
         Temporary differences:
              Accelerated amortization           $    4,698         7,750
              Deferred compensation                  95,809        93,034
              Stock-based compensation               16,054        16,054
                                                 ----------    ----------
                  Total                             116,561       116,838

         Current portion                             11,794        20,212
                                                 ----------    ----------

         Non-current portion                     $  104,767        96,626
                                                 ==========    ==========

2. Income tax expense:

                                                          May 31,
                                                 ------------------------
                                                    2009          2008
                                                 ----------    ----------
         Current:
              Federal                            $   67,200       275,000
              State                                  19,430        86,897
                                                 ----------    ----------

                  Total current                      86,630       361,897
                                                 ----------    ----------
         Deferred:
              Federal                                 2,883         1,640
              State                                     203         1,677
                                                 ----------    ----------

                  Total deferred                      2,680         3,317
                                                 ----------    ----------

                      Total                      $   83,950        96,935
                                                 ==========    ==========

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE D - Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082, as of May 31, 2009 and 2008, respectively. There were no purchases of treasury shares made during the three months ended May 31, 2009 and 2008, respectively.

NOTE E - Economic Dependency:

         A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2009, approximately 48.1% of sales were to three customers. During the three months ended May 31, 2008, approximately 31.8% of sales were to three customers.

NOTE F - Rental Income Under Sublease:

         The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

NOTE G - Research and Development:

         The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications,
(iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $100,721 and $105,692 were included in cost of sales for the three months ended May 31, 2009 and 2008, respectively. Expenditures for the fiscal year ended 2010 are projected to remain at approximately the same level as in fiscal 2009.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $11,085 and $16,836 for the three months ended May 31, 2009 and 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option Plan - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through May 31, 2009, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 240,000.

         A summary of the status of the Company's 1998 stock option plan as of May 31, 2009, and the changes during the three months ended May 31, 2009 and 2008 is presented below:

                                                      Weighted-Average
Fixed Options:                            Shares       Exercise Price
--------------                            -------      --------------
Balance - February 28, 2009               316,000          $.50
                                          =======

Balance - May 31, 2009                    316,000          $.50
                                          =======

Exercisable at May 31, 2009               316,000          $.50
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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at May 31, 2009:


                Outstanding Options                            Exercisable Options
----------------------------------------------------    -------------------------------
                      Number       Weighted-Average       Number
   Range of        Outstanding         Remaining        Exercisable    Weighted-Average
 Exercise Price    at 05/31/09      Contractual Life    at 05/31/09     Exercise Price
---------------    -----------      ----------------    -----------    ----------------
     $.41            116,000              4.7             116,000           .23
      .51            100,000              0.4             100,000           .25
      .54            200,000              1.1             200,000           .52


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


Sales by geographic area are as follows:

                                                   Three Months Ended
                                                         May 31,
                                                 -----------------------
                                                    2009         2008
                                                 ----------   ----------
         United States                           $  664,920      626,360
         Asia                                        20,674      201,059
         Europe                                      38,530       85,372
         Other nations                                2,045           --
                                                 ----------   ----------

            Total                                $  726,169      912,791
                                                 ==========   ==========

         Three customers, located in the United States and Asia, accounted for more than 10% of revenues from continuing operations. These customers accounted for 48.10% of sales of infrared dies.

         Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $902,400 and $855,342 located in the United States at May 31, 2009 and 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J - Accrued Expenses:

         Accrued expenses consisted of the following as of May 31, 2009 and 2008, respectively:

                                                          May 31,
                                                 ------------------------
                                                    2009          2008
                                                 ----------    ----------
         Salaries and wages                      $   18,492        20,712
         Purchases                                    2,492        11,073
         Insurance                                    2,637            --
         Rent                                         8,145            --
         Employment agreement                            --        73,023
         Professional fees                           25,000        10,500
         Pension contribution                            --        10,900
                                                 ----------    ----------

            Total accrued expenses               $   56,766       126,208
                                                 ==========    ==========

NOTE K - Inventories:
                                                          May 31,
                                                 ------------------------
                                                    2009          2008
                                                 ----------    ----------
         Raw materials and supplies              $  146,355       162,222
         Work in process                            100,749        50,550
         Finished goods                             441,021       396,915
                                                 ----------    ----------

            Total                                $  688,125       609,687
                                                 ==========    ==========

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

                                                      Three Months Ended
                                                           May 31,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------
Basic Earnings Per Common Share:

Net income                                       $    139,866        149,152
                                                 ============   ============
Average common shares
 outstanding                                       12,066,355     11,966,355
                                                 ============   ============
Basic earnings per
 common share                                    $       0.01           0.01
                                                 ============   ============

Diluted Earnings Per Common Share:

Net income                                       $    139,866        149,152
                                                 ============   ============
Average common shares
 outstanding                                       12,066,355     11,966,355

Common shares issuable with respect
to options issued to employees
with a dilutive effect                                 40,436         40,436
                                                 ------------   ------------
Total diluted common shares
 outstanding                                       12,106,791     12,006,791
                                                 ============   ============
Diluted earnings per
 common share                                    $       0.01           0.01
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

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2009 and 2008, respectively.

Future minimum payments for the current option period:

       Fiscal Years Ending February:
       -----------------------------
                       2010                                     $73,305
                       2011                                      65,160


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

         Accrued compensation included in selling, general and administrative as of May 31, 2008 was $73,023.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                                May 31, 2009                February 28, 2009
                                       ----------------------------    ----------------------------
                                         Carrying          Fair           Carrying         Fair
                                          Amount           Value           Amount          Value
                                       ------------    ------------    ------------    ------------
Assets:
-------
Cash and cash equivalents              $  1,558,369       1,558,369       1,544,966       1,544,966
Other assets:
     Cash value - life insurance            175,543         175,543         213,452         213,452
                                       ------------    ------------    ------------    ------------

Total assets at fair value             $  1,733,912       1,733,912       1,758,418       1,758,418
                                       ============    ============    ============    ============
Liabilities:
------------

Deferred compensation                  $    222,811         222,811         221,388         221,388
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