Form 10-Q
period 2009-08-31
EPOLIN INC /NJ/
filed 2009-10-15
CIK 797079

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                Yes [ ]     No [ ]

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

      Large accelerated filer  [ ]        Accelerated filer         [ ]
      Non-accelerated filer    [ ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                Yes [ ]     No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,066,355 outstanding as of October 1, 2009.

================================================================================

                                  EPOLIN, INC.

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I - FINANCIAL INFORMATION

         Item 1.     Financial Statements..........................................    3
         Item 2.     Management's  Discussion and Analysis of Financial Condition
                     and Results of Operations.....................................    3
         Item 3.     Quantitative and Qualitative Disclosures About Market Risk....    9
         Item 4T.    Controls and Procedures.......................................    9

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings.............................................   10
         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...   10
         Item 3.     Default upon Senior Securities................................   10
         Item 4.     Submission of Matters to a Vote of Security Holders...........   10
         Item 5.     Other Information.............................................   10
         Item 6.     Exhibits......................................................   10

SIGNATURES.........................................................................   11

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

         We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2009, approximately 41.0% of sales were to three customers. During the six months ended August 31, 2008, approximately 31.8% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

         The following tables set forth operations data for the three and six months ended August 31, 2009 and 2008.

                                              THREE MONTHS ENDED AUGUST 31,
                                       ------------------------------------------
                                            2009            2008        %change
                                       -------------    -----------   -----------
Sales...............................   $     708,578    $   851,680         -16.8%

Gross profit........................         358,040        475,235         -24.7%

Gross profit percentage.............            50.5%          55.8%         -5.3%

Selling, general & administrative...         293,191        330,418         -11.3%
                                       -------------    -----------

Operating income....................          64,849        144,817         -55.2%
Other Income........................           6,757         23,004         -70.6%
                                       -------------    -----------

Income before taxes.................          71,606        167,821         -57.3%

Income taxes........................          24,126         61,134         -60.5%

Net income (after taxes)............   $      47,480    $   106,687         -55.5%
                                       =============    ===========

                                              SIX MONTHS ENDED AUGUST 31,
                                       ------------------------------------------
                                            2009            2008        %change
                                       -------------    -----------   -----------
Sales...............................   $   1,434,747    $ 1,764,471         -18.7%

Gross profit........................         828,554        997,964         -17.0%

Gross profit percentage.............            57.8%          56.6%          1.2%

Selling, general & administrative...         552,256        624,065         -11.5%
                                       -------------    -----------

Operating income....................         276,298        373,899         -26.1%
Other Income........................          19,124         40,009         -52.2%
                                       -------------    -----------

Income before taxes.................         295,422        413,908         -28.6%

Income taxes........................         108,076        158,069         -31.6%

Net income (after taxes)............   $     187,346    $   255,839         -26.8%
                                       =============    ===========

SALES

         For the three months ended August 31, 2009, sales were $709,000 as compared to $852,000 for the three months ended August 31, 2008, a decrease of $143,000 or 16.8%. Sales decreased to $1,435,000 for the six months ended August 31, 2009 from $1,765,000 for the six months ended August 31, 2008, a decrease of $330,000 or 18.7%.

         Such decreases in sales are primarily due to reduced sales in the ink and coating market, the eye protection market and the light management market. Sales in the ink and coating market were $196,000 and $328,000 for the three and six months ended August 31, 2009 compared to $241,000 and $504,000 for the three and six months ended August 31, 2008, a decrease of $45,000 and $176,000, respectively. Sales in the eye protection market decreased to $295,000 and $727,000 for the three and six months ended August 31, 2009 from $376,000 and $759,000 for the three and six months ended August 31, 2008, a decrease of $81,000 and $32,000, respectively. While sales in the light management market were $205,000 for the three months ended August 31, 2009 compared to $166,000 for the three months ended August 31, 2008, an increase of $39,000, sales were $335,000 for the six months ended August 31, 2009 compared to $382,000 for the prior year period, a decrease of $47,000.

         Sales in the United States increased for the six months ended August 31, 2009 while sales decreased in Europe and Asia for the six months ended
August 31, 2009 compared to the prior year period. For the six months ended August 31, 2009 compared to the prior year period, sales increased in the United States to $1,224,000 from $1,194,000, while in Europe sales decreased to $120,000 from $222,000, and in Asia, sales decreased to $88,000 from $348,000.

GROSS PROFIT

         Gross profit, defined as sales less cost of sales, was $358,000 or 50.5% of sales for the three months ended August 31, 2009 compared to $475,000 or 55.8% of sales the three months ended August 31, 2008. For the six months ended August 31, 2009, gross profit was $829,000 or 57.8% of sales compared to $998,000 or 56.6% of sales for the six months ended August 31, 2008. In terms of absolute dollars, gross profit decreased $117,000 for the three months ended August 31, 2009 compared to the prior year period, and decreased $169,000 for the six months ended August 31, 2009 compared to the six months ended August 31, 2008.

         Cost of sales was $351,000 for the three months ended August 31, 2009 which represented 49.5% of sales compared to $376,000 for the three months ended August 31, 2008 which represented 44.2% of sales. For the six months ended August 31, 2009, cost of sales was $606,000 which represented 42.2% of sales, compared to $767,000 which represented 43.4% of sales for the six months ended August 31, 2008. Total cost of materials and total factory overhead decreased $91,000 and $70,000, respectfully, in the six months ended August 31, 2009 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased to $293,000 for the three months ended August 31, 2009 compared to $330,000 for the three months ended August 31, 2008, a decrease of $37,000, while selling, general and administrative expenses decreased to $552,000 for the six months ended August 31, 2009 from $624,000 for the six months ended August 31, 2008, a decrease of $72,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries and administrative salaries, and decreases in commission and consulting fees offset by increases in professional fees primarily resulting from costs associated with the potential sale of the Company as previously disclosed and described below. As a percentage of sales, selling, general and administrative expenses were 41.4% of sales for the three months ended August 31, 2009 compared to 38.8% for the three months ended August 31, 2008, while for the six months ended August 31, 2009, selling, general and administrative expenses were 38.5% of sales compared to 35.4% for the six months ended August 31, 2008.

OPERATING INCOME

         Operating income, in terms of absolute dollars, decreased to $65,000 for the three months ended August 31, 2009 from $145,000 for the three months ended August 31, 2008, a decrease of $80,000, while operating income decreased to $276,000 for the six months ended August 31, 2009 from $374,000 for the six months ended August 31, 2008, a decrease of $98,000. Such change in the three and six month periods was primarily due to the decrease in sales for the three and six months ended August 31, 2009 compared to the three and six months ended August 31, 2008. As a percentage of sales, operating income was 9.1% of sales for the three months ended August 31, 2009 compared to 17.0% of sales for the three months ended August 31, 2008. For the six months ended August 31, 2009 compared to the prior year period, operating income decreased as a percentage of sales to 19.3% from 21.2%.

OTHER INCOME

         Total other income was $7,000 and $19,000 for the three and six months ended August 31, 2009 compared to $23,000 and $40,000 for the three and six months ended August 31, 2008. We realize rental income of $0 and $4,500 for the three and six months ended August 31, 2009 compared to rental income of $4,500 and $9,000 for the three and six months ended August 31, 2008. Our interest income was $7,000 and $15,000 for the three and six months ended August 31, 2009 compared to $19,000 and $31,000 for the prior year periods.

NET INCOME

         During the three months ended August 31, 2009, we reported income before taxes of $72,000 as compared to income before taxes of $168,000 for the three months ended August 31, 2008, a decrease of $96,000. During the six months ended August 31, 2009, we reported income before taxes of $295,000 as compared to income before taxes of $414,000 for the six months ended August 31, 2008, a decrease of $119,000. Income taxes were $24,000 and $108,000 for the three and six months ended August 31, 2009 while income taxes were $61,000 and $158,000 for the comparable periods of 2008. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $47,000 or $- per share for the three months ended August 31, 2009 as compared to net income after taxes of $107,000 or $0.01 per share for the three months ended August 31, 2008. For the six months ended August 31, 2009, net income after taxes was $187,000 or $0.02 per share as compared to net income after taxes of $256,000 or $0.02 per share for the six months ended August 31, 2008. As a percentage of sales, net income after taxes was 6.7% of sales for the three months ended August 31, 2009 compared to 12.5% of sales for the three months ended August 31, 2008, while for the six months ended August 31, 2009, net income after taxes was 13.1% of sales compared to 14.5% of sales for the six months ended August 31, 2008.

         Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. The largest reduction in sales in recent years occurred in fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. Sales have continued to decrease into fiscal 2010 with sales decreasing by $330,000 or 18.7% during the six months ended August 31, 2009 compared to the prior year period. Unlike fiscal 2008 and 2007, however, in which net income did improve in each year compared to the prior year, net income in fiscal 2009 decreased by $396,000 compared to fiscal 2008. While such decrease in net income has continued into the first six months of fiscal 2010, such decrease has not been as dramatic with net income decreasing by $69,000 in the six months ended August 31, 2009 compared to the six months ended August 31, 2008.

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

         As a result of recent  expressions  of  interest  received,  management began in fiscal 2009 to explore strategic alternatives for the Company. In February 2009, the Company retained Millburn Capital Group as its financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. In May 2009, the Company announced that it has entered into a non-binding letter of intent whereby all of the outstanding capital stock of the Company will be acquired by a strategic purchaser. Pursuant to an amendment entered into in September 2009, the Company has agreed to negotiate exclusively with such strategic purchaser until December 15, 2009. There can be no assurance that any definitive agreement will be entered into, that any proposed transaction will be approved by the shareholders of the Company or that a transaction will be completed as a result of the execution of the letter of intent. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2009, we had working capital of $2,801,000, a debt to equity ratio of 0.08 to 1, and stockholders' equity of $3,737,000 compared to working capital of $2,530,000, a debt to equity ratio of
0.14 to 1, and stockholders' equity of $3,449,000 on August 31, 2008. On August 31, 2009, we had $1,679,000 in cash and cash equivalents, total assets of $4,041,000 and total liabilities of $305,000, compared to $1,527,000 in cash and cash equivalents, total assets of $3,918,000 and total liabilities of $469,000 on August 31, 2008.

         Net cash provided by operating activities for the six months ended August 31, 2009 was $123,000 which was primarily the result of net income of $187,000, plus decreases in inventories of $19,000, prepaid expenses of $40,000 and prepaid taxes of $168,000, and increases in accounts payable of $16,000, offset by increases in accounts receivable of $95,000 and accrued expenses of $261,000. Net cash provided by operating activities for the six months ended August 31, 2008 was $333,000 which was primarily the result of net income of $256,000, plus decreases in accounts receivable of $116,000 and prepaid expenses of $41,000, offset by increases in inventories of $12,000 and prepaid taxes of $27,000, and decreases in accrued expenses of $71,000 and taxes payable of $37,000.

         Net cash provided by investing activities for the six months ended August 31, 2009 was $10,000 due a decrease in cash value of a life insurance policy of $38,000 offset by payments for property and equipment of $28,000, compared to net cash used by investing activities of $67,000 for the six months ended August 31, 2008 due to an increase in cash value of a life insurance policy of $6,000 and payments for property and equipment of $61,000.

         For the six months ended August 31, 2009, there were no cash flows from or used in financing activities compared to $718,000 used in financing activities in the six months ended August 31, 2008 due to dividends paid to shareholders. There were no comparable dividends paid in the six months ended August 31, 2009.

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

OTHER INFORMATION

         Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. We did not declare another special cash dividend in January 2009 similar to the special cash dividends we have paid in January of prior years and we did not pay our regular annual cash dividend in May 2009 as we have paid in prior years. Primarily due the Company's recent decision to seek strategic alternatives, the Board determined to postpone any action regarding the declaration of the regular annual cash dividend for 2009 and beyond pending the outcome of this process.

         In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008 and February 29, 2009, and during the first six months of fiscal 2010. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

ITEM 4T. CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                                  EPOLIN, INC.
                                                  (Registrant)

Dated:  October 14, 2009                     By:  /s/ Murray S. Cohen
                                                  ------------------------------
                                                  Murray S. Cohen,
                                                  Chairman of the Board

Dated:  October 14, 2009                     By:  /s/ James Ivchenko
                                                  ------------------------------
                                                  James Ivchenko,
                                                  President
                                                  (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                SIX MONTHS ENDED

                            AUGUST 31, 2009 AND 2008

                                    CONTENTS

                                                                           PAGE
                                                                          ------

Consolidated Financial Statements:

   Consolidated Balance Sheets (Unaudited).............................   2 - 3

   Consolidated Statements of Income Six Months Ended
      (Unaudited)......................................................     4

   Consolidated Statements of Income Three Months Ended
      (Unaudited)......................................................     5

   Consolidated Statements of Stockholders' Equity (Unaudited).........     6

   Consolidated Statements of Cash Flows (Unaudited)...................     7

Notes to Consolidated Financial Statements (Unaudited).................   8 - 24

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                                              AUGUST 31,
                                                                      -------------------------
                                                                         2009           2008
                                                                      ----------     ----------
CURRENT ASSETS:
   Cash and cash equivalents.....................................     $1,678,605      1,527,488
   Accounts receivable...........................................        466,228        502,129
   Inventories...................................................        648,160        654,331
   Prepaid expenses..............................................         15,852         19,327
   Prepaid taxes.................................................         60,609         26,690
   Deferred tax assets-current portion...........................         11,804         18,750
                                                                      ----------     ----------

       Total current assets......................................      2,881,258      2,748,715
                                                                      ----------     ----------

PLANT, PROPERTY AND EQUIPMENT - AT COST:
   Land..........................................................         81,000         81,000
   Building and improvements.....................................        767,300        767,300
   Laboratory equipment..........................................        191,549        189,300
   Furniture and office equipment................................        260,962        220,543
   Leasehold improvements........................................        532,131        458,495
                                                                      ----------     ----------

       Total.....................................................      1,832,942      1,716,638

   Less: Accumulated depreciation and amortization...............        955,842        851,298
                                                                      ----------     ----------

       Net plant, property and equipment.........................        877,100        865,340
                                                                      ----------     ----------

OTHER ASSETS:
   Deferred tax assets-non current portion.......................        107,401         97,129
   Cash value - life insurance policy............................        175,543        207,257
                                                                      ----------     ----------

       Total other assets........................................        282,944        304,386
                                                                      ----------     ----------

           Total.................................................     $4,041,302      3,918,441
                                                                      ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS (CONTINUED) (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            AUGUST 31,
                                                                                    -------------------------
                                                                                       2009           2008
                                                                                    ----------     ----------
CURRENT LIABILITIES:
  Accounts payable.............................................................     $   54,956         17,353
  Accrued expenses.............................................................         23,580        199,917
  Taxes payable:
     Payroll...................................................................          2,208          1,889
                                                                                    ----------     ----------

          Total current liabilities............................................         80,744        219,159

OTHER LIABILITIES - Deferred compensation......................................        224,235        250,035
                                                                                    ----------     ----------

           Total liabilities...................................................        304,979        469,194
                                                                                    ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $15.513 par value; 940,000 shares authorized;
     none issued
   Preferred stock, series A convertible non-cumulative, $2.50 par value;
     redemption price and liquidation preference; 60,000 shares authorized;
     5,478 shares issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized; 13,015,000 and
     12,915,000 shares issued, and 12,066,355 and 11,966,355 shares
     outstanding at August 31, 2009 and 2008 repectively........................     2,364,693      2,364,693
     Additional paid-in capital................................................        104,820         76,820
     Retained earnings.........................................................      1,617,892      1,358,816
                                                                                    ----------     ----------

              Total............................................................      4,087,405      3,800,329
     Less: Treasury stock - at cost............................................        351,082        351,082
                                                                                    ----------     ----------

           Total stockholders' equity..........................................      3,736,323      3,449,247
                                                                                    ----------     ----------

                Total..........................................................     $4,041,302      3,918,441
                                                                                    ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    SIX MONTHS ENDED AUGUST 31, 2009 AND 2008

                                                                               2009            2008
                                                                           -----------     -----------
SALES.................................................................     $ 1,434,747       1,764,471
                                                                           -----------     -----------

COST OF SALES AND EXPENSES:
  Cost of sales.......................................................         606,193         766,507
  Selling, general and administrative.................................         552,256         624,065
                                                                           -----------     -----------

     Total............................................................       1,158,449       1,390,572
                                                                           -----------     -----------

OPERATING INCOME......................................................         276,298         373,899
                                                                           -----------     -----------

OTHER INCOME:
   Rental income......................................................           4,500           9,000
   Interest...........................................................          14,624          31,009
                                                                           -----------     -----------

     Total............................................................          19,124          40,009
                                                                           -----------     -----------

INCOME BEFORE TAXES...................................................         295,422         413,908

INCOME TAXES..........................................................         108,076         158,069
                                                                           -----------     -----------

NET INCOME............................................................     $   187,346         255,839
                                                                           ===========     ===========

PER SHARE DATA:
   Basic earnings per common share....................................     $      0.02            0.02
                                                                           ===========     ===========

   Fully diluted earnings per common share............................     $      0.02            0.02
                                                                           ===========     ===========

   Weighted average number of common shares outstanding...............      12,066,355      11,966,355
                                                                           ===========     ===========

   Fully diluted number of common shares outstanding..................      12,069,235      12,006,791
                                                                           ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED AUGUST 31, 2009 AND 2008

                                                                               2009            2008
                                                                           -----------     -----------
SALES.................................................................     $   708,578         851,680
                                                                           -----------     -----------

COST OF SALES AND EXPENSES:
  Cost of sales.......................................................         350,538         376,445
  Selling, general and administrative.................................         293,191         330,418
                                                                           -----------     -----------

     Total............................................................         643,729         706,863
                                                                           -----------     -----------

OPERATING INCOME
                                                                                64,849         144,817
                                                                           -----------     -----------

OTHER INCOME:
   Rental income......................................................               -           4,500
   Interest...........................................................           6,757          18,504
                                                                           -----------     -----------

     Total............................................................           6,757          23,004
                                                                           -----------     -----------

INCOME BEFORE TAXES...................................................          71,606         167,821

INCOME TAXES..........................................................          24,126          61,134
                                                                           -----------     -----------

NET INCOME............................................................     $    47,480         106,687
                                                                           ===========     ===========

PER SHARE DATA:
   Basic earnings per common share....................................     $         -            0.01
                                                                           ===========     ===========

   Fully diluted earnings per common share............................     $         -            0.01
                                                                           ===========     ===========

   Weighted average number of common shares outstanding...............      12,066,355      11,966,355
                                                                           ===========     ===========

   Fully diluted number of common shares outstanding..................      12,069,235      12,006,791
                                                                           ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                    SIX MONTHS ENDED AUGUST 31, 2009 AND 2008

                                                              ADDITIONAL
                                  NUMBER OF       COMMON       PAID-IN-    RETAINED      TREASURY     TREASURY     STOCKHOLDERS'
                                SHARES ISSUED      STOCK       CAPITAL     EARNINGS       SHARES       STOCK          EQUITY
                                -------------   ----------   ----------   ----------    ----------   ----------    -------------
BALANCE - March 1, 2008......      12,915,000   $2,364,693       76,820    1,820,958       948,645     (351,082)       3,911,389

DIVIDENDS PAID...............               -            -            -     (717,981)            -            -         (717,981)

NET INCOME...................               -            -            -      255,839             -            -          255,839
                                -------------   ----------   ----------   ----------    ----------   ----------    -------------

BALANCE - August 31, 2008....      12,915,000   $2,364,693       76,820    1,358,816       948,645     (351,082)       3,449,247
                                =============   ==========   ==========   ==========    ==========   ==========    =============

BALANCE - March 1, 2009......      13,015,000   $2,364,693      104,820    1,430,546       948,645     (351,082)       3,548,977

NET INCOME...................              -             -            -      187,346             -            -          187,346
                                -------------   ----------   ----------   ----------    ----------   ----------    -------------

BALANCE - August 31, 2009....      13,015,000   $2,364,693      104,820    1,617,892       948,645     (351,082)       3,736,323
                                =============   ==========   ==========   ==========    ==========   ==========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED AUGUST 31, 2009 AND 2008

                                                                              2009            2008
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................     $  187,346         255,839
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization....................................         50,600          50,705
     Deferred tax expense.............................................         (5,324)          4,276
     Obligation under deferred compensation agreement.................          2,847           3,352
  (Increase) decrease in:
     Accounts receivable..............................................        (94,785)        116,316
     Inventories......................................................         19,024         (11,802)
     Prepaid expenses.................................................         40,446          41,085
     Prepaid taxes....................................................        167,737         (26,690)
   Increase (decrease) in:
     Accounts payable.................................................         16,258           7,693
     Accrued expenses.................................................       (260,844)        (70,838)
     Taxes payable....................................................              -         (37,400)
                                                                           ----------      ----------

        Net cash provided by operating activities.....................        123,305         332,536
                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in cash value - life insurance policy..........         37,909          (5,888)

   Payments for property and equipment................................        (27,575)        (61,321)
                                                                           ----------      ----------

         Net cash provided (used) in investing activities.............         10,334         (67,209)
                                                                           ----------      ----------

CASH FLOWS USED IN FINANCING ACTIVITIES -
   Dividends paid.....................................................              -        (717,981)
                                                                           ----------      ----------

INCREASE (DECREASE) IN CASH...........................................        133,639        (452,654)

CASH AND CASH EQUIVALENTS:
   Beginning..........................................................      1,544,966       1,980,142
                                                                           ----------      ----------

   Ending.............................................................     $1,678,605       1,527,488
                                                                           ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Income taxes paid..................................................     $  129,700         337,842
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

     The results of operations for the six-month interim period ended August 31, 2009 and 2008 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2010.

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

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Three customers represented 43.0% of the Company's trade receivables at August 31, 2009.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

PRINCIPLES OF CONSOLIDATION - The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Unaudited Consolidating Financial Statements as of August 31, 2009 and for the six months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                EPOLIN            EPOLIN
                                                 INC.         HOLDING, CORP.    ELIMINATIONS      CONSOLIDATED
                                             ------------     --------------    ------------      ------------
Current assets..........................     $  2,458,177          423,081                 -         2,881,258
Non-current assets......................        1,583,125          640,526        (1,063,607)        1,160,044
                                             ------------     ------------      ------------      ------------
      Total.............................     $  4,041,302        1,063,607        (1,063,607)        4,041,302
                                             ============     ============      ============      ============

   Total liabilities....................     $    304,979           24,435           (24,435)          304,979
                                             ------------        ---------        ----------         ---------

Stockholders' equity:
   Common stock.........................        2,364,693                -                 -         2,364,693
   Additional paid-in capital...........          104,820                -                 -           104,820
   Retained earnings....................        1,617,892        1,039,172        (1,039,172)        1,617,892
   Treasury stock.......................         (351,082)               -                 -          (351,082)
                                             ------------     ------------      ------------      ------------

   Total stockholders' equity...........        3,736,323        1,039,172        (1,039,172)        3,736,323
                                             ------------     ------------      ------------      ------------

      Total.............................     $  4,041,302        1,063,607        (1,063,607)        4,041,302
                                             ============     ============      ============      ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                EPOLIN           EPOLIN
                                                  INC.        HOLDING, CORP.    ELIMINATIONS      CONSOLIDATED
                                             ------------     --------------    ------------      ------------
Sales...................................     $  1,434,747                -                -         1,434,747
Rental income...........................                -           53,370          (48,870)            4,500
                                             ------------     ------------      -----------       -----------
   Total................................        1,434,747           53,370          (48,870)        1,439,247
                                             ------------     ------------      -----------       -----------

Cost of sales...........................          606,193                -                -           606,193
Selling, general and administrative.....          585,310           15,816          (48,870)          552,256
                                             ------------     ------------      -----------       -----------
   Total................................        1,191,503           15,816          (48,870)        1,158,449
                                             ------------     ------------      -----------       -----------

Operating income........................          243,244           37,554                -           280,798

Other income - interest.................           10,767            3,857                -            14,624
                                             ------------     ------------      -----------       -----------

Income before taxes.....................          254,011           41,411                -           295,422

Income taxes............................          104,676            3,400                -           108,076
                                             ------------     ------------      -----------       -----------

Net income..............................     $    149,335           38,011                -           187,346
                                             ============     ============      ===========       ===========

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

     Depreciation and amortization expense totaled $50,600 and $50,705 for the six months ended August 31, 2009 and 2008, respectively.

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

     FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the Company's financial statements for fiscal year ended 2009. As of August 31, 2009 and 2008, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

REGULATIONS - The Company expended approximately $19,456 and $8,386 through August 31, 2009 and 2008, respectively, to maintain compliance with certain Federal and State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

NET INCOME PER SHARE - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

ADVERTISING COSTS - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $8,925 and $9,766 for the six months ended August 31, 2009 and 2008, respectively.

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

     The weighted average Black-Scholes value of options granted under the stock plans during the six months ended August 31, 2009 and 2008 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                    AUGUST 31,
                                               -------------------
                                               2009           2008
                                               ----           ----
Weighted average expected life in years.....      2              3
Dividends per share.........................      -           0.06
Volatility..................................    7.0%           7.0%
Risk-free interest rate.....................    2.8%           4.9%

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

     Also, effective March 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of August 31, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - INCOME TAXES:

1.  Federal and State deferred tax assets include:

                                                  AUGUST 31,
                                            ---------------------
                                               2009        2008
                                            ---------     -------
Temporary differences:
   Accelerated amortization.........        $   6,730      11,877
   Deferred compensation............           96,421      87,948
   Stock-based compensation.........           16,054      16,054
                                            ---------     -------
      Total.........................          119,205     115,879

Current portion.....................           11,804      18,750
                                            ---------     -------

Non-current portion.................        $ 107,401      97,129
                                            =========     =======

2.  Income tax:

                                                  AUGUST 31,
                                            ---------------------
                                               2009        2008
                                            ---------     -------
Current:
   Federal..........................        $  88,300     122,076
   State............................           25,100      31,717
                                            ---------     -------

      Total current.................          113,400     153,793
                                            ---------     -------

Deferred:
   Federal..........................            5,737       3,176
   State............................              413       1,100
                                            ---------     -------

      Total deferred................            5,324       4,276
                                            ---------     -------

         Total......................        $ 108,076     158,069
                                            =========     =======

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D - TREASURY STOCK:

Consists of 948,645 shares at a net cost of $351,082, as of August 31, 2009 and 2008, respectively. There were no purchases of treasury shares made during the six months ended August 31, 2009 and 2008, respectively.

NOTE E - ECONOMIC DEPENDENCY:

     A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2009, approximately 41.0% of sales were to three customers. During the six months ended August 31, 2008, approximately 31.8% of sales were to three customers.

NOTE F - RENTAL INCOME UNDER SUBLEASE:

     The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

NOTE G - RESEARCH AND DEVELOPMENT:

     The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $197,460 and $231,891 were included in cost of sales for the six months ended August 31, 2009 and 2008, respectively. Expenditures for the fiscal year ended 2010 are projected to remain at approximately the same level as in fiscal 2009.

NOTE H - EMPLOYEE BENEFITS:

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $23,881 and $30,173 for the six months ended August 31, 2009 and 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H - EMPLOYEE BENEFITS (CONTINUED):

STOCK OPTION PLAN - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options will become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options will become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through August 31, 2009, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 240,000.

     A summary of the status of the Company's 1998 stock option plan as of August 31, 2009, and the changes during the six months ended August 31, 2009 and 2008 is presented below:

                                                        WEIGHTED-AVERAGE
FIXED OPTIONS:                             SHARES        EXERCISE PRICE
--------------                             -------      ----------------
Balance - February 28, 2009..........      316,000          $  .50
                                           =======

Balance - August 31, 2009............      316,000          $  .50
                                           =======

Exercisable at August 31, 2009.......      316,000          $  .50
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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H - EMPLOYEE BENEFITS (CONTINUED):

STOCK OPTION PLANS - The following table summarizes information about fixed stock options outstanding at August 31, 2009:

              OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
-----------------------------------------------   ------------------------------
                    NUMBER     WEIGHTED-AVERAGE     NUMBER
   RANGE OF      OUTSTANDING       REMAINING      EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICE   AT 08/31/09   CONTRACTUAL LIFE   AT 08/31/09    EXERCISE PRICE
--------------   -----------   ----------------   -----------   ----------------
    $ .41          116,000            4.4           116,000           .23
      .51          100,000            0.2           100,000           .25
      .54          200,000            0.8           200,000           .52

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

Sales by geographic area are as follows:

                                     SIX MONTHS ENDED
                                        AUGUST 31,
                              -----------------------------
                                  2009              2008
                              ------------        ---------
United States............     $  1,223,858        1,193,719
Asia.....................           88,470          348,392
Europe...................          119,539          221,760
Other nations............            2,880              600
                              ------------        ---------

   Total.................     $  1,434,747        1,764,471
                              ============        =========

     Three customers, located in the United States and Asia, accounted for more than 10% of revenues from continuing operations. These customers accounted for 41.0% of sales of infrared dies.

     Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $877,100 and $865,340 located in the United States at August 31, 2009 and 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J - ACCRUED EXPENSES:

     Accrued expenses consisted of the following as of August 31, 2009 and 2008, respectively:

                                          AUGUST 31,
                                   ------------------------
                                       2009           2008
                                   ------------     -------
Salaries and wages.............    $      3,693      14,549
Purchases......................           3,521      27,310
Commissions....................           2,221           -
Rent...........................           8,145           -
Employment agreement...........               -     141,158
Professional fees..............           6,000       6,000
Pension contribution...........               -      10,900
                                   ------------     -------

   Total accrued expenses......    $     23,580     199,917
                                   ============     =======

NOTE K - INVENTORIES:
                                           AUGUST 31,
                                   ------------------------
                                       2009           2008
                                   ------------     -------
Raw materials and supplies.....    $    140,108     187,723
Work in process................          89,889     109,922
Finished goods.................         418,163     356,686
                                   ------------     -------

Total..........................    $    648,160     654,331
                                   ============     =======

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

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        AUGUST 31,                      AUGUST 31,
                                                               ----------------------------     -------------------------
                                                                   2009              2008          2009           2008
                                                               -------------     ----------     ----------     ----------
BASIC EARNINGS PER COMMON SHARE:

Net income.............................................        $      47,480        106,687        187,346        255,839
                                                               =============     ==========     ==========     ==========

Average common shares outstanding......................           12,066,355     11,966,355     12,066,355     11,966,355
                                                               =============     ==========     ==========     ==========

Basic earnings per common share........................        $           -           0.01           0.02           0.02
                                                               =============     ==========     ==========     ==========

DILUTED EARNINGS PER COMMON SHARE:

Net income.............................................        $      47,480        106,687        187,346        255,839
                                                               =============     ==========     ==========     ==========

Average common shares outstanding......................           12,066,355     11,966,355     12,066,355     11,966,355

Common shares issuable with respect to options
   issued to employees with a dilutive effect..........                2,880         40,436          2,880         40,436
                                                               -------------     ----------     ----------     ----------

Total diluted common shares outstanding................           12,069,235     12,006,791     12,069,235     12,006,791
                                                               =============     ==========     ==========     ==========

Diluted earnings per common share......................        $           -           0.01           0.02           0.02
                                                               =============     ==========     ==========     ==========

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

Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2009 and 2008, respectively.

Future minimum payments for the current option period:

FISCAL YEARS ENDING FEBRUARY:
-----------------------------
            2010                           $  48,870
            2011                              65,160

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

     In connection with this agreement, deferred compensation in the amount of $2,870 and $3,352 was charged to selling, general and administrative expenses for the six months ended August 31, 2009 and 2008, respectively.

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

     Accrued compensation included in selling, general and administrative as of August 31, 2008 was $141,158.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                                    AUGUST 31, 2009                 FEBRUARY 28, 2009
                                             -----------------------------      --------------------------
                                               CARRYING            FAIR         CARRYING           FAIR
                                                AMOUNT             VALUE         AMOUNT            VALUE
                                             ------------        ---------      ---------        ---------
ASSETS:

Cash and cash equivalents...............     $  1,678,605        1,678,605      1,544,966        1,544,966
Other assets:

     Cash value - life insurance........          175,543          175,543        213,452          213,452
                                             ------------        ---------      ---------        ---------

Total assets at fair value..............     $  1,854,148        1,854,148      1,758,418        1,758,418
                                             ============        =========      =========        =========
LIABILITIES:

Deferred compensation...................     $    224,235          224,235        221,388          221,388
                                             ============        =========      =========        =========

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