Form 10-Q
period 2009-11-30
EPOLIN INC /NJ/
filed 2010-01-14
CIK 797079

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

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

      Large accelerated filer   [ ]       Accelerated filer         [ ]
      Non-accelerated filer     [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                               Yes [ ]    No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,166,355 outstanding as of January 1, 2010.

================================================================================

                                  EPOLIN, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements.                                             3
   Item 2.   Management's  Discussion and Analysis of Financial Condition
             and Results of Operations.                                        3
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.       9
   Item 4T.  Controls and Procedures.                                          9

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings.                                               10
   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.     10
   Item 3.   Default upon Senior Securities.                                  10
   Item 4.   Submission of Matters to a Vote of Security Holders.             10
   Item 5.   Other Information.                                               10
   Item 6.   Exhibits.                                                        10

SIGNATURES                                                                    11

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

      We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2009, approximately 38.0% of sales were to three customers. During the nine months ended November 30, 2008, approximately 31.0% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

      The following tables set forth operations data for the three and nine months ended November 30, 2009 and 2008.

                         THREE MONTHS ENDED NOVEMBER 30,

                                                2009        2008       % change
                                             ----------   ----------   --------

Sales                                        $  805,913   $  733,045        9.9%

Gross profit                                    460,974      415,891       10.8%

Gross profit percentage                            57.2%        56.7%       0.5%

Selling, general & administrative               262,402      321,330      -18.3%
                                             ----------   ----------

Operating income                                198,572       94,561      110.0%
Other Income                                      5,893        9,372      -37.1%
                                             ----------   ----------

Income before taxes                             204,465      103,933       96.7%

Income taxes                                     77,457       28,952      167.5%
                                             ----------   ----------

Net income (after taxes)                     $  127,008   $   74,981       69.4%
                                             ==========   ==========

                         NINE MONTHS ENDED NOVEMBER 30,

                                                2009         2008      % change
                                             ----------   ----------   --------
Sales                                        $2,240,660   $2,497,516      -10.3%

Gross profit                                  1,289,528    1,413,855       -8.8%

Gross profit percentage                            57.6%        56.6%       1.0%

Selling, general & administrative               814,658      945,395      -13.8%
                                             ----------   ----------

Operating income                                474,870      468,460        1.4%
Other Income                                     25,017       49,381      -49.3%
                                             ----------   ----------

Income before taxes                             499,887      517,841       -3.5%

Income taxes                                    185,533      187,021      - 0.8%
                                             ----------   ----------

Net income (after taxes)                     $  314,354   $  330,820      - 5.0%
                                             ==========   ==========

SALES

      For the three months ended November 30, 2009, sales were $806,000 as compared to $733,000 for the three months ended November 30, 2008, an increase of $73,000 or 9.9%. Sales decreased to $2,241,000 for the nine months ended November 30, 2009 from $2,498,000 for the nine months ended November 30, 2008, a decrease of $257,000 or 10.3%.

      Such increases in sales for the three months ended November 30, 2009 are primarily due to increased sales in the eye protection market which sales increased by $85,000 and light management market which sales increased by $68,000 compared to the prior year period, offset by reduced sales in the ink and coating market which decreased by $76,000. For the nine months ended November 30, 2009, decreases in sales are primarily due to a reduced sales in the ink and coating market which decreased by $253,000 compared to the prior year period and reduced sales in the custom market which sales decreased by $72,000, offset by an increase in sales in the eye protection market which sales increased by $53,000 and an increase in sales in the light management market which sales increased by $19,000.

      For the three and nine months ended November 30, 2009, sales in the custom market were $23,000 and $64,000 compared to $29,000 and $136,000 for the three and nine months ended November 30, 2008. Sales in the eye protection market were $428,000 and $1,155,000 for the three and nine months ended November 30, 2009 compared to $343,000 and $1,102,000 for the nine months ended November 30, 2008. With regard to the ink and coating market, sales were $97,000 and $425,000 for the three and nine months ended November 30, 2009 compared to $173,000 and $678,000 for the three and nine months ended November 30, 2008. For the light management market, sales were $256,000 and $591,000 for the three and nine months ended November 30, 2009 compared to $188,000 and $572,000 for the three and nine months ended November 30, 2008.

      Categorized by geographic area, sales in the United States increased for the nine months ended November 30, 2009 while sales decreased in Europe and Asia compared to the prior year period. For the nine months ended November 30, 2009 compared to the prior year period, sales increased in the United States to $1,869,000 from $1,725,000, while in Europe sales decreased to $206,000 from $336,000, and in Asia, sales decreased to $161,000 from $436,000.

GROSS PROFIT

      Gross profit, defined as sales less cost of sales, was $461,000 or 57.2% of sales for the three months ended November 30, 2009 compared to $416,000 or 56.7% of sales the three months ended November 30, 2008. For the nine months ended November 30, 2009, gross profit was $1,290,000 or 57.6% of sales compared to $1,414,000 or 56.6% of sales for the nine months ended November 30, 2008. In terms of absolute dollars, gross profit increased $45,000 for the three months ended November 30, 2009 compared to the prior year period, and decreased $124,000 for the nine months ended November 30, 2009 compared to the nine months ended November 30, 2008.

      Cost of sales was $345,000 for the three months ended November 30, 2009 which represented 42.8% of sales compared to $317,000 for the three months ended November 30, 2008 which represented 43.3% of sales. For the nine months ended November 30, 2009, cost of sales was $951,000 which represented 42.4% of sales, compared to $1,084,000 which represented 43.4% of sales for the nine months ended November 30, 2008. In terms of absolute dollars, cost of sales increased $28,000 for the three months ended November 30, 2009 compared to the prior year period and decreased $132,000 for the nine months ended November 30, 2009 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased to $262,000 for the three months ended November 30, 2009 compared to $321,000 for the three months ended November 30, 2008, a decrease of $59,000, while selling, general and administrative expenses decreased to $815,000 for the nine months ended November 30, 2009 from $945,000 for the nine months ended November 30, 2008, a decrease of $130,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries and administrative salaries, and decreases in commission and consulting fees offset by increases in professional fees primarily resulting from costs associated with the potential sale of the Company as previously disclosed and described below. As a percentage of sales, selling, general and administrative expenses were 32.5% of sales for the three months ended November 30, 2009 compared to 43.8% for the three months ended November 30, 2008, while for the nine months ended November 30, 2009, selling, general and administrative expenses were 36.4% of sales compared to 37.8% for the nine months ended November 30, 2008.

OPERATING INCOME

      Operating income, in terms of absolute dollars, increased to $199,000 for the three months ended November 30, 2009 from $95,000 for the three months ended November 30, 2008, an increase of $104,000, while operating income increased to $475,000 for the nine months ended November 30, 2009 from $468,000 for the nine months ended November 30, 2008, an increase of $7,000. For the three month periods, such change was primarily due to an increase in sales together with a decrease in cost of sales to sales ratio and a decrease in selling, general and administrative expenses. With regard to the nine month periods, while sales did decrease for the first nine months of fiscal 2010, such decrease was offset by a greater decrease in selling, general and administrative expenses as well as a decrease in cost of sales to sales ratio compared to the prior year period.

OTHER INCOME

      Total other income was $6,000 and $25,000 for the three and nine months ended November 30, 2009 compared to $9,000 and $49,000 for the three and nine months ended November 30, 2008. We realize rental income of $0 and $4,500 for the three and nine months ended November 30, 2009 compared to rental income of $4,500 and $13,500 for the three and nine months ended November 30, 2008. Our interest income was $6,000 and $20,000 for the three and nine months ended November 30, 2009 compared to $5,000 and $36,000 for the prior year periods.

NET INCOME

      During the three months ended November 30, 2009, we reported income before taxes of $204,000 as compared to income before taxes of $104,000 for the three months ended November 30, 2008, an increase of $100,000. During the nine months ended November 30, 2009, we reported income before taxes of $500,000 as compared to income before taxes of $518,000 for the nine months ended November 30, 2008, a decrease of $18,000. Income taxes were $77,000 and $186,000 for the three and nine months ended November 30, 2009 while income taxes were $29,000 and $187,000 for the comparable periods of 2008. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $127,000 or $0.01 per share for the three months ended November 30, 2009 as compared to net income after taxes of $75,000 or $0.01 per share for the three months ended November 30, 2008. For the nine months ended November 30, 2009, net income after taxes was $314,000 or $0.03 per share as compared to net income after taxes of $331,000 or $0.03 per share for the nine months ended November 30, 2008. As a percentage of sales, net income after taxes was 15.8% of sales for the three months ended November 30, 2009 compared to 10.2% of sales for the three months ended November 30, 2008, while for the nine months ended November 30, 2009, net income after taxes was 14.0% of sales compared to 13.3% of sales for the nine months ended November 30, 2008.

      Net income in the future will be dependent upon our ability to increase revenues faster than increases, if any, in our selling, general and administrative expenses, research and development expenses and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. The largest reduction in sales in recent years occurred in fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. While over the first nine months of fiscal 2010 sales decreased 10.0% compared to the prior year period, we did achieve an increase in sales of 10.0% for the quarter ended November 30, 2009 compared to the quarter ended November 30, 2008. Our level of sales for the three months ended November 30, 2009 of $806,000 was our largest quarterly sales volume since the quarter ended August 31, 2008 when we had sales of $852,000. While it is certainly too soon to place any significance on this development, we are encouraged with this increase in sales to $806,000 for the most recently completed quarter compared to the previous four consecutive quarters in which we had sales of $709,000, $726,000, $594,000 and $733,000.

      Unlike fiscal 2008 and 2007, however, in which net income did improve in each year compared to the prior year, net income in fiscal 2009 decreased by $396,000 compared to fiscal 2008. While such decrease in net income has continued into the first nine months of fiscal 2010, such decrease has been much less with net income decreasing by $17,000 in the nine months ended November 30, 2009 compared to the nine months ended November 30, 2008.

OPERATIONS OUTLOOK

      Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This continued into fiscal 2009 in which sales decreased at a much greater rate to $3,092,000 or 14.0% compared to fiscal 2008. During the first nine months of fiscal 2010, sales have decreased 10.3% compared to the comparable period of fiscal 2009. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

      As a result of expressions of interest received, management began in fiscal 2009 to explore strategic alternatives for the Company. In February 2009, the Company retained Millburn Capital Group as its financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. In May 2009, the Company announced that it has entered into a non-binding letter of intent whereby all of the outstanding capital stock of the Company would be acquired by a strategic purchaser. Pursuant to an amendment entered into in September 2009, the Company had agreed to negotiate exclusively with such strategic purchaser until December 15, 2009. In November 2009, such proposed purchaser terminated the non-binding letter of intent as a result of which the Company's obligation to negotiate exclusively with such purchaser was terminated as well. The Company is continuing to pursue strategic and financial options which it believes are in the best interests of its shareholders including but not limited to the potential sale to a third party. There can be no assurance that any such transaction can or will be completed.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of funds is cash flow from operations in the normal course of selling products. On November 30, 2009, we had working capital of $2,969,000, a debt to equity ratio of 0.10 to 1, and stockholders' equity of $3,883,000 compared to working capital of $2,561,000, a debt to equity ratio of
0.15 to 1, and stockholders' equity of $3,549,000 on February 28, 2009. On November 30, 2009, we had $1,811,000 in cash and cash equivalents, total assets of $4,269,000 and total liabilities of $386,000, compared to $1,545,000 in cash and cash equivalents, total assets of $4,096,000 and total liabilities of $547,000 on February 28, 2009.

      Net cash provided by operating activities for the nine months ended November 30, 2009 was $259,000 which was primarily the result of net income of $314,000, plus a decrease in prepaid taxes of $227,000, and an increase in taxes payable of $63,000, offset by increases in accounts receivable of $176,000 and inventories of $32,000, and a decrease in accrued expenses of $237,000. Net cash provided by operating activities for the nine months ended November 30, 2008 was $445,000 which was primarily the result of net income of $331,000, plus decreases in accounts receivable of $187,000 and increases in accounts payable of $23,000, offset by increases in inventories of $73,000 and prepaid taxes of $90,000, and decreases in accrued expenses of $11,000 and taxes payable of $37,000.

      Net cash provided by investing activities for the nine months ended November 30, 2009 was $7,000 due a decrease in cash value of a life insurance policy of $35,000 offset by payments for property and equipment of $28,000, compared to net cash used by investing activities of $82,000 for the nine months ended November 30, 2008 due to an increase in cash value of a life insurance policy of $9,000 and payments for property and equipment of $74,000.

      For the nine months ended November 30, 2009, there were no cash flows from or used in financing activities compared to $718,000 used in financing activities in the nine months ended November 30, 2008 due to dividends paid to shareholders. There were no comparable dividends paid in the nine months ended November 30, 2009.

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

OTHER INFORMATION

      Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the new dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. No further dividends have been paid since August 2008 primarily due to the Company's decision to seek strategic alternatives. The Board determined to postpone any action regarding the declaration of the regular annual cash dividend for 2009 and beyond pending the outcome of this process.

      In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008 and February 29, 2009, and during the first nine months of fiscal 2010. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

ITEM 4T. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Pursuant to the Epolin, Inc. 2008 Stock Incentive Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock. On October 21, 2009, a total of 100,000 shares of Common Stock were granted to the Company's four directors. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

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

                                            EPOLIN, INC.
                                            (Registrant)

Dated: January 13, 2010                 By: /s/ Greg Amato
       ----------------                     --------------
                                            Greg Amato,
                                            Chief Executive Officer

Dated: January 13, 2010                 By: /s/ James Ivchenko
       ----------------                     ------------------
                                            James Ivchenko,
                                            President
                                            (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                NINE MONTHS ENDED

                           NOVEMBER 30, 2009 AND 2008

                                    CONTENTS

                                                                           PAGE
                                                                          ------

Consolidated Financial Statements:

   Consolidated Balance Sheets (Unaudited)                                2 - 3

   Consolidated Statements of Income Nine Months Ended
       (Unaudited)                                                          4

   Consolidated Statements of Income Three Months Ended
       (Unaudited)                                                          5

   Consolidated Statements of Stockholders' Equity (Unaudited)              6

   Consolidated Statements of Cash Flows (Unaudited)                        7

Notes to Consolidated Financial Statements (Unaudited)                    8 - 24

                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      NOVEMBER 30,
                                                          2009       FEBRUARY 28,
                                                      (UNAUDITED)        2009
                                                      ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                          $  1,811,055      1,544,966
   Accounts receivable                                     547,438        371,443
   Inventories                                             698,982        667,184
   Prepaid expenses                                         58,629         56,298
   Prepaid taxes                                             1,100        228,346
   Deferred tax assets-current portion                      11,804         18,377
                                                      ------------   ------------

      Total current assets                               3,129,008      2,886,614
                                                      ------------   ------------

PLANT, PROPERTY AND EQUIPMENT - AT COST:
   Land                                                     81,000         81,000
   Building and improvements                               767,300        767,300
   Laboratory equipment                                    191,549        191,549
   Furniture and office equipment                          260,962        233,387
   Leasehold improvements                                  532,131        532,131
                                                      ------------   ------------

      Total                                              1,832,942      1,805,367

   Less: Accumulated depreciation and amortization         981,142        905,242
                                                      ------------   ------------

      Net plant, property and equipment                    851,800        900,125
                                                      ------------   ------------

OTHER ASSETS:
   Deferred tax assets-non current portion                 110,044         95,504
   Cash value - life insurance policy                      178,443        213,452
                                                      ------------   ------------

      Total other assets                                   288,487        308,956
                                                      ------------   ------------

             Total                                    $  4,269,295      4,095,695
                                                      ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               NOVEMBER 30,
                                                                                                   2009       FEBRUARY 28,
                                                                                                (UNAUDITED)       2009
                                                                                               ------------   ------------
CURRENT LIABILITIES:
   Accounts payable                                                                            $     48,029         38,698
   Accrued expenses                                                                                  47,168        284,424
   Taxes payable:
      Income                                                                                         62,900             --
      Payroll                                                                                         2,208          2,208
                                                                                               ------------   ------------

            Total current liabilities                                                               160,305        325,330

OTHER LIABILITIES - Deferred compensation                                                           225,659        221,388
                                                                                               ------------   ------------

            Total liabilities                                                                       385,964        546,718
                                                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $15.513 par value; 940,000 shares authorized; none issued
      Preferred stock, series A convertible non-cumulative, $2.50 par value;
         redemption price and liquidation preference; 60,000 shares authorized; 5,478 shares issued and redeemed
      Common stock, no par value; 20,000,000 shares authorized; 13,115,000 and 13,015,000 shares issued, and 12,166,355 and 12,066,355 shares outstanding at
         November 30, 2009 and February 28, 2009, repectively                                     2,364,693      2,364,693
         Additional paid-in capital                                                                 124,820        104,820
         Retained earnings                                                                        1,744,900      1,430,546
                                                                                               ------------   ------------

               Total                                                                              4,234,413      3,900,059
         Less: Treasury stock - at cost                                                             351,082        351,082
                                                                                               ------------   ------------

            Total stockholders' equity                                                            3,883,331      3,548,977
                                                                                               ------------   ------------

                  Total                                                                        $  4,269,295      4,095,695
                                                                                               ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

                                                                  2009               2008
                                                             ---------------    --------------
SALES                                                        $     2,240,660         2,497,516
                                                             ---------------    --------------

COST OF SALES AND EXPENSES:
   Cost of sales                                                     951,132         1,083,661
   Selling, general and administrative                               814,658           945,395
                                                             ---------------    --------------

      Total                                                        1,765,790         2,029,056
                                                             ---------------    --------------

OPERATING INCOME                                                     474,870           468,460
                                                             ---------------    --------------

OTHER INCOME:
   Rental income                                                       4,500            13,500
   Interest                                                           20,517            35,881
                                                             ---------------    --------------

      Total                                                           25,017            49,381
                                                             ---------------    --------------

INCOME BEFORE TAXES                                                  499,887           517,841

INCOME TAXES                                                         185,533           187,021
                                                             ---------------    --------------

NET INCOME                                                   $       314,354           330,820
                                                             ===============    ==============

PER SHARE DATA:
   Basic earnings per common share                           $          0.03              0.03
                                                             ===============    ==============

   Fully diluted earnings per common share                   $          0.03              0.03
                                                             ===============    ==============

   Weighted average number of common shares outstanding           12,080,847        11,999,446
                                                             ===============    ==============

   Fully diluted number of common shares outstanding              12,083,747        12,039,882
                                                             ===============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

                                                                  2009               2008
                                                             ---------------    --------------
SALES                                                        $       805,913           733,045
                                                             ---------------    --------------

COST OF SALES AND EXPENSES:
   Cost of sales                                                     344,939           317,154
   Selling, general and administrative                               262,402           321,330
                                                             ---------------    --------------

      Total                                                          607,341           638,484
                                                             ---------------    --------------

OPERATING INCOME                                                     198,572            94,561
                                                             ---------------    --------------

OTHER INCOME:
   Rental income                                                          --             4,500
   Interest                                                            5,893             4,872
                                                             ---------------    --------------

      Total                                                            5,893             9,372
                                                             ---------------    --------------

INCOME BEFORE TAXES                                                  204,465           103,933

INCOME TAXES                                                          77,457            28,952
                                                             ---------------    --------------

NET INCOME                                                   $       127,008            74,981
                                                             ===============    ==============

PER SHARE DATA:
   Basic earnings per common share                           $          0.01              0.01
                                                             ===============    ==============

   Fully diluted earnings per common share                   $          0.01              0.01
                                                             ===============    ==============

   Weighted average number of common shares outstanding           12,109,834        12,066,355
                                                             ===============    ==============

   Fully diluted number of common shares outstanding              12,112,734        12,106,791
                                                             ===============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

                                                               ADDITIONAL
                                 NUMBER OF        COMMON        PAID-IN-       RETAINED     TREASURY    TREASURY    STOCKHOLDERS'
                               SHARES ISSUED      STOCK         CAPITAL        EARNINGS      SHARES      STOCK         EQUITY
                               -------------   -----------    ------------    ----------    --------    ---------   -------------
BALANCE - March 1, 2008           12,915,000   $ 2,364,693          76,820     1,820,958     948,645     (351,082)      3,911,389

DIVIDENDS PAID                            --            --              --      (717,981)         --           --        (717,981)

STOCK-BASED COMPENSATION             100,000            --          28,000            --          --           --          28,000

NET INCOME                                --            --              --       330,820          --           --         330,820
                               -------------   -----------    ------------    ----------    --------    ---------   -------------

BALANCE - November 30, 2008       13,015,000   $ 2,364,693         104,820     1,433,797     948,645     (351,082)      3,552,228
                               =============   ===========    ============    ==========    ========    =========   =============

BALANCE - March 1, 2009           13,015,000   $ 2,364,693         104,820     1,430,546     948,645     (351,082)      3,548,977

STOCK-BASED COMPENSATION             100,000            --          20,000            --          --           --          20,000

NET INCOME                                --            --              --       314,354          --           --         314,354
                               -------------   -----------    ------------    ----------    --------    ---------   -------------

BALANCE - November 30, 2009       13,115,000   $ 2,364,693         124,820     1,744,900     948,645     (351,082)      3,883,331
                               =============   ===========    ============    ==========    ========    =========   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

                                                                               2009         2008
                                                                           -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   314,354     330,820
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             75,900      77,579
      Deferred tax expense                                                      (7,967)      6,638
      Stock-based compensation                                                  20,000      28,000
      Obligation under deferred compensation agreement                           4,271       5,029
   (Increase) decrease in:
      Accounts receivable                                                     (175,995)    186,538
      Inventories                                                              (31,798)    (72,909)
      Prepaid expenses                                                          (2,331)       (538)
      Prepaid taxes                                                            227,246     (90,450)
   Increase (decrease) in:
      Accounts payable                                                           9,331      22,722
      Accrued expenses                                                        (237,256)    (11,407)
      Taxes payable                                                             62,900     (37,400)
                                                                           -----------   ---------

         Net cash provided by operating activities                             258,655     444,622
                                                                           -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in cash value - life insurance policy                    35,009      (8,603)
   Payments for property and equipment                                         (27,575)    (73,713)
                                                                           -----------   ---------

         Net cash provided (used) in investing activities                        7,434     (82,316)
                                                                           -----------   ---------

CASH FLOWS USED IN FINANCING ACTIVITIES -
   Dividends paid                                                                   --    (717,981)
                                                                           -----------   ---------

INCREASE (DECREASE) IN CASH                                                    266,089    (355,675)

CASH AND CASH EQUIVALENTS:
   Beginning                                                                 1,544,966   1,980,142
                                                                           -----------   ---------

   Ending                                                                  $ 1,811,055   1,624,467
                                                                           ===========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Income taxes paid                                                       $   129,700     273,398
                                                                           ===========   =========

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - The unaudited interim consolidated financial statements as of and for the three months and nine months ended November 30, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting and should be read in conjunction with the Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2009. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.

      The results of operations for the nine-month interim period ended November 30, 2009 and 2008 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2010.

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

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Four customers represented 49.7% of the Company's trade receivables at November 30, 2009.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

PRINCIPLES OF CONSOLIDATION - The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Unaudited Consolidating Financial Statements as of November 30, 2009 and for the nine months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                         EPOLIN         EPOLIN
                                          INC.      HOLDING, CORP.   ELIMINATIONS   CONSOLIDATED
                                      -----------   --------------   ------------   ------------
Current assets                        $ 2,681,165          447,843             --      3,129,008
Non-current assets                      1,588,130          633,509     (1,081,352)     1,140,287
                                      -----------   --------------   ------------   ------------
      Total                           $ 4,269,295        1,081,352     (1,081,352)     4,269,295
                                      ===========   ==============   ============   ============

   Total liabilities                  $   385,964           24,435        (24,435)       385,964
                                      -----------   --------------   ------------   ------------

Stockholders' equity:
   Common stock                         2,364,693               --             --      2,364,693
   Additional paid-in capital             124,820               --             --        124,820
   Retained earnings                    1,744,900        1,056,917     (1,056,917)     1,744,900
   Treasury stock                        (351,082)              --             --       (351,082)
                                      -----------   --------------   ------------   ------------

   Total stockholders' equity           3,883,331        1,056,917     (1,056,917)     3,883,331
                                      -----------   --------------   ------------   ------------

      Total                           $ 4,269,295        1,081,352     (1,081,352)     4,269,295
                                      ===========   ==============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                         EPOLIN         EPOLIN
                                          INC.      HOLDING, CORP.   ELIMINATIONS   CONSOLIDATED
                                      -----------   --------------   ------------   ------------
Sales                                 $ 2,240,660               --             --      2,240,660
Rental income                                  --           77,805        (73,305)         4,500
                                      -----------   --------------   ------------   ------------
      Total                             2,240,660           77,805        (73,305)     2,245,160
                                      -----------   --------------   ------------   ------------

Cost of sales                             951,132               --             --        951,132
Selling, general and administrative       865,130           22,833        (73,305)       814,658
                                      -----------   --------------   ------------   ------------

      Total                             1,816,262           22,833        (73,305)     1,765,790
                                      -----------   --------------   ------------   ------------

Operating income                          424,398           54,972             --        479,370

Other income - interest                    14,933            5,584             --         20,517
                                      -----------   --------------   ------------   ------------

Income before taxes                       439,331           60,556             --        499,887

Income taxes                              180,733            4,800             --        185,533
                                      -----------   --------------   ------------   ------------
Net income                            $   258,598           55,756             --        314,354
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

      Depreciation and amortization expense totaled $75,900 and $77,579 for the nine months ended November 30, 2009 and 2008, respectively.

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

      FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the Company's financial statements for fiscal year ended 2009. As of November 30, 2009 and 2008, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

REGULATIONS - The Company expended approximately $33,669 and $24,822 through November 30, 2009 and 2008, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

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

ADVERTISING COSTS - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $13,096 and $13,356 for the nine months ended November 30, 2009 and 2008, respectively.

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

      The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2009 and 2008 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                      YEARS ENDED
                                                -----------------------
                                                      NOVEMBER 30,
                                                -----------------------
                                                   2009         2008
                                                ----------   ----------
      Weighted average expected life in years            2            3
      Dividends per share                               --         0.06
      Volatility                                       7.0%         7.0%
      Risk-free interest rate                          2.8%         4.3%

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

      Also, effective March 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of November 30, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - INCOME TAXES:

1. Federal and State deferred tax assets include:

                                          NOVEMBER 30,
                                      -------------------
                                         2009       2008
                                      ---------   -------
   Temporary differences:
      Accelerated amortization        $   8,761    11,877
      Deferred compensation              97,033    85,586
      Stock-based compensation           16,054    16,054
                                      ---------   -------
         Total                          121,848   113,517

   Less: Current portion                 11,804    18,770
                                      ---------   -------

   Non-current portion                $ 110,044    94,747
                                      =========   =======

2. Income tax:

                                          NOVEMBER 30,
                                      -------------------
                                         2009       2008
                                      ---------   -------
   Current:
      Federal                         $ 150,200   142,776
      State                              43,300    37,607
                                      ---------   -------

         Total current                  193,500   180,383
                                      ---------   -------

   Deferred:
      Federal                            (8,590)    4,179
      State                                 623     2,459
                                      ---------   -------

         Total deferred                  (7,967)    6,638
                                      ---------   -------

            Total                     $ 185,533   187,021
                                      =========   =======

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D - TREASURY STOCK:

Consists of 948,645 shares at a net cost of $351,082, as of November 30, 2009 and February 28, 2009, respectively. There were no purchases of treasury shares made during the nine months ended November 30, 2009 and the year ended February 28, 2009, respectively.

NOTE E - ECONOMIC DEPENDENCY:

      A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2009, approximately 38.0% of sales were to three customers. During the nine months ended November 30, 2008, approximately 31.0% of sales were to three customers.

NOTE F - RENTAL INCOME UNDER SUBLEASE:

      The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. The tenant is currently in arrears.

NOTE G - RESEARCH AND DEVELOPMENT:

      The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $293,030 and $342,611 were included in cost of sales for the nine months ended November 30, 2009 and 2008, respectively. Expenditures for the fiscal year ended 2010 are projected to remain at approximately the same level as in fiscal 2009.

NOTE H - EMPLOYEE BENEFITS:

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent after completion of one year of service. Employer contributions totaled $34,586 and $40,905 for the nine months ended November 30, 2009 and 2008, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H - EMPLOYEE BENEFITS (CONTINUED):

STOCK OPTION PLAN - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through November 30, 2009, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 311,000.

      A summary of the status of the Company's 1998 stock option plan as of November 30, 2009, and the changes during the nine months ended November 30, 2009 and 2008 is presented below:

                                              WEIGHTED-AVERAGE
FIXED OPTIONS:                       SHARES    EXERCISE PRICE
--------------                      -------   ----------------
Balance - February 28, 2009         316,000         $.50
                                    =======

Balance - November 30, 2009         245,000         $.49
                                    =======

Exercisable at November 30, 2009    245,000         $.49
                                    =======

STOCK OPTION PLANS - The following table summarizes information about fixed stock options outstanding at November 30, 2009:

              OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
-----------------------------------------------   ------------------------------
                    NUMBER     WEIGHTED-AVERAGE      NUMBER
   RANGE OF      OUTSTANDING       REMAINING      EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICE   AT 11/31/09   CONTRACTUAL LIFE   AT 11/31/09    EXERCISE PRICE
--------------   -----------   ----------------   -----------   ----------------
     $.41           95,000            4.2            95,000            .23
      .54          150,000            0.6           150,000            .68

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

      The purpose of the Plan is to provide officers, other employees and directors of, and consultants to, the Company, an incentive to (a) enter into and remain in the Company's service or to provide services to the Company, (b) enhance the Company's long-term performance, (c) acquire a proprietary interest in the Company.

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

      The 2008 Plan provides that on September 1 of each year, commencing September 1, 2008, each person who serves as a Director on such date shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock granted on September 1 of each year is calculated based upon the fair market value of our Common Stock at the date of grant. Stock-based compensation in the amount of $20,000 and $28,000 was charged to selling, general and administrative expenses were for the nine months ended November 30, 2009 and 2008, respectively.

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

Sales by geographic area are as follows:

                                  NINE MONTHS ENDED
                                    NOVEMBER 30,
                              ------------------------
                                  2009         2008
                              -----------   ----------
      United States           $ 1,869,034    1,724,971
      Asia                        161,395      435,500
      Europe                      205,576      336,445
      Other nations                 4,655          600
                              -----------   ----------

        Total                 $ 2,240,660    2,497,516
                              -----------   ----------

      Three customers, located in the United States and Asia, accounted for more than 10% of revenues from continuing operations. These customers accounted for 38.0% of sales of infrared dies.

      Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $851,800 and $900,125 located in the United States at November 30, 2009 and February 28, 2009, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J - ACCRUED EXPENSES:

      Accrued expenses consisted of the following as of November 30, 2009 and 2008, respectively:

                                   NOVEMBER 30,   FEBRUARY 28,
                                       2009           2009
                                   ------------   ------------
      Salaries and wages           $     22,248             --
      Purchases                           4,060         10,980
      Commissions                         6,715          8,444
      Rent                                8,145             --
      Employment agreement                   --        240,000
      Professional fees                   6,000         25,000
                                   ------------   ------------

         Total accrued expenses    $     47,168        284,424
                                   ------------   ------------

NOTE K - INVENTORIES:

                                   NOVEMBER 30,   FEBRUARY 28,
                                       2009           2009
                                   ------------   ------------
      Raw materials and supplies   $    150,752        138,730
      Work in process                   132,379        117,314
      Finished goods                    415,851        411,140

         Total                     $    698,982        667,184
                                   ------------   ------------

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

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             NOVEMBER 30,                NOVEMBER 30,
                                      -------------------------    ------------------------
                                          2009          2008          2009          2008
                                      -----------    ----------    ----------    ----------
BASIC EARNINGS PER COMMON SHARE:

Net income                            $   127,008        74,981       314,354       330,820
                                      -----------    ----------    ----------    ----------

Average common shares
   outstanding                         12,109,834    12,066,355    12,080,847    11,999,446
                                      -----------    ----------    ----------    ----------

Basic earnings per
   common share                       $      0.01          0.01          0.03          0.03
                                      -----------    ----------    ----------    ----------

DILUTED EARNINGS PER COMMON SHARE:

Net income                            $   127,008        74,981       314,354       330,820
                                      -----------    ----------    ----------    ----------

Average common shares
   outstanding                         12,109,834    12,066,355    12,080,847    11,999,446

Common shares issuable with respect
   to options issued to employees
   with a dilutive effect                   2,900        40,436         2,900        40,436
                                      -----------    ----------    ----------    ----------

Total diluted common shares
   outstanding                         12,112,734    12,106,791    12,083,747    12,039,882
                                      -----------    ----------    ----------    ----------

Diluted earnings per
   common share                       $      0.01          0.01          0.03          0.03
                                      -----------    ----------    ----------    ----------

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

Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2009 and 2008, respectively.

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

     In connection with this agreement, deferred compensation in the amount of $4,270 and $5,031 was charged to selling, general and administrative expenses for the nine months ended November 30, 2009 and 2008, respectively.

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

     Accrued compensation included in selling, general and administrative as of November 30, 2008 was $199,801.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                      NOVEMBER 30, 2009         FEBRUARY 28, 2009
                                   -----------------------   -----------------------
                                    CARRYING      FAIR        CARRYING      FAIR
                                     AMOUNT       VALUE        AMOUNT       VALUE
                                   ----------   ----------   ----------   ----------
ASSETS:
Cash and cash equivalents          $1,811,055    1,811,055    1,544,966    1,544,966
Other assets:
   Cash value - life insurance        178,443      178,443      213,452      213,452
                                   ----------   ----------   ----------   ----------

Total assets at fair value         $1,989,498    1,989,498    1,758,418    1,758,418
                                   ==========   ==========   ==========   ==========
LIABILITIES:

Deferred compensation              $  225,659      225,659      221,388      221,388
                                   ==========   ==========   ==========   ==========

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