Form 10-K
period 2010-02-28
EPOLIN INC /NJ/
filed 2010-05-28
CIK 797079

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

                   For the fiscal year ended FEBRUARY 28, 2010

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

          Large accelerated filer [ ]     Accelerated filer [ ]
          Non-accelerated filer [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,484,310 shares) as of August 31, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4,157,000. The number of shares outstanding of the Common Stock (no par value) of the registrant as of the close of business on May 18, 2010 was 12,166,355.

                    Documents Incorporated by Reference: None

================================================================================

                                  EPOLIN, INC.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.       Description of Business                                         3

Item 1A.      Risk Factors                                                    6

Item 1B.      Unresolved Staff Comments                                       9

Item 2.       Properties                                                      9

Item 3.       Legal Proceedings                                               9

Item 4.       Reserved                                                        9

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               9

Item 6.       Selected Financial Data                                        11

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk     17

Item 8.       Financial Statements and Supplementary Data                    17

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            17

Item 9A(T).   Controls and Procedures                                        17

Item 9B.      Other Information                                              17

                                    PART III

Item 10.      Directors, Executive Officers and Corporate Governance         18

Item 11.      Executive Compensation                                         20

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     22

Item 13.      Certain Relationships and Related Transactions, and
              Director Independence                                          23

Item 14.      Principal Accountant Fees and Services                         24

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules                     24

              Signatures                                                     26

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

      During the years ended February 28, 2010 and February 28, 2009, we expended approximately $40,000 and $36,000, respectively, for compliance with environmental laws. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, we do not expect that any sum we may have to pay in connection with environmental matters would have a materially adverse effect on our financial condition or results of operations in any one year.

SOURCES AND AVAILABILITY OF RAW MATERIALS

      We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products. Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2010, no significant difficulties were encountered in obtaining adequate supplies of raw materials. We typically purchase materials in large quantities and volumes to provide up to a two year supply of certain raw materials.

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

      During the years ended February 28, 2010 and February 28, 2009, the amounts spent on research and development activities were approximately $374,000 and 461,000, respectively. All research and development costs are borne by Epolin.

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

PATENTS AND PROPRIETARY PROTECTION

      We have not generally in the past relied upon patents for protection of our dye business or to provide us with any significant competitive advantage as it relates to our existing product lines. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies. However, we recently filed a patent application in the United States and Canada for a new IR dye compound. Even if this patent application is granted, we cannot guaranty that such will be of commercial benefit to the Company or otherwise offer the Company protection from competing products.

DEPENDENCE ON CERTAIN CUSTOMERS

      A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2010, approximately 33.4% of sales were to three customers. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers.

EMPLOYEES

      We presently employ ten persons on a full time basis. Our employees are not represented by labor unions. We believe that relations with our employees are good.

AVAILABLE INFORMATION

      We  are  subject  to the  informational  requirements  of  the  Securities
Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be inspected at the public reference room of the SEC at 100 F Street, N.E., Washington D.C. 20549. Copies of such material can be obtained from the facility at prescribed rates. Please call the SEC toll free at 1-800-SEC-0330 for information about its public reference room. Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC's Internet website at http://www.sec.gov.

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

      DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. During the year ended February 28, 2010, approximately 33.4% of sales were to three customers. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers.

      CONCENTRATION OF CREDIT RISKS. At February 28, 2010, four of our customers represented 44.5% of our trade receivables. Such accounts receivable subject us to a significant concentration of risk. There can be no assurance that such clients will not experience financial difficulties or other problems which could delay such customers in paying for product on a timely basis or at all. Any problems with such customers can be expected to have a material adverse effect on our business.

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

      PATENTS AND PROPRIETARY PROTECTION. We have not generally in the past relied upon patents for protection of our dye business or to provide us with any significant competitive advantage as it relates to our existing product lines. There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies. However, we recently filed a patent application in the United States and Canada for a new IR dye compound. Even if this patent application is granted, we cannot guaranty that such will be of commercial benefit to the Company or otherwise offer the Company protection from competing products.

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

      THE ONGOING ECONOMIC SLOWDOWN MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The ongoing global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence. While the ultimate outcome of these events cannot be predicted, they could materially adversely affect our business and financial condition. For example, the consequences of the economic crisis could result in interruptions or delays in our suppliers' or customers' performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. Any of these events may materially adversely affect our business.

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

      We entered into a sublease with a non-related party effective September 2005 for an initial term ending October 31, 2007 pursuant to which we were subleasing approximately 2,500 square feet of our space for the subtenant to operate a laboratory at an annual rental of $18,000. Following the end of the initial term, the subtenant remained in the premises on a month-to-month basis until May 2009 at which time the premises were abandoned by the subtenant.

ITEM 3.     LEGAL PROCEEDINGS.

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.     RESERVED.

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

FISCAL YEAR ENDED FEBRUARY 28, 2010                  HIGH              LOW

March 1, 2009 to May 31, 2009                        $0.66             $0.35
June 1, 2009 to Aug. 31, 2009                        $0.65             $0.45
Sept. 1, 2009 to Nov. 30, 2009                       $0.52             $0.30
Dec. 1, 2009 to Feb. 28, 2010                        $0.48             $0.30

FISCAL YEAR ENDED FEBRUARY 28, 2009:                 HIGH              LOW

March 1, 2008 to May 31, 2008                        $0.64             $0.57
June 1, 2008 to Aug. 31, 2008                        $0.65             $0.54
Sept. 1, 2008 to Nov. 30, 2008                       $0.63             $0.27
Dec. 1, 2008 to Feb. 28, 2009                        $0.50             $0.27

HOLDERS

      As of May 18, 2010, there were approximately 262 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal years ended February 28, 2009 and February 28, 2010, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

      Pursuant to the Epolin, Inc. 2008 Stock Incentive Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock. On September 1, 2008, a total of 100,000 shares of Common Stock were granted to the Company's four directors, and similarly, on October 21, 2009, a total of 100,000 shares of Common Stock were granted to the Company's four directors, all of which shares were issued under the 2008 Stock Incentive Plan.

      All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act for "transactions by the issuer not involving any public offering".

EQUITY COMPENSATION PLAN INFORMATION

      2008 STOCK INCENTIVE PLAN

      On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). The 2008 Plan was approved by the stockholders on August 18, 2008. The purpose of the 2008 Plan is to provide officers, other employees and directors of, and consultants to, us an incentive to (a) enter into and remain in our service or that of our subsidiaries or to provide services to us or our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us. Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units, and stock or stock-based awards. Pursuant to the 2008 Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock. As of February 28, 2010, 200,000 shares of Common Stock have been granted under the 2008 Plan. No options or any other awards have been granted to date under the 2008 Plan.

      PRIOR STOCK OPTION PLAN

      In December 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the "1998 Plan Option Pool"). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of
Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. Options exercised through February 28, 2010 total 686,000. Options cancelled or expired for all years totaled 311,000, which under the 1998 Plan were available for future grant, and as of February 28, 2010, there are options outstanding to acquire 245,000 shares. With the approval of the 2008 Plan by our stockholders, the 1998 Plan terminated and therefore we are no longer able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding.

      Information regarding equity compensations plans, as of February 28, 2010, is set forth in the table below:

---------------------------------------------------------------------------------------------------------
                                                                          NUMBER OF SECURITIES
                      NUMBER OF SECURITIES                                REMAINING AVAILABLE FOR
                      TO BE ISSUED UPON         WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                      EXERCISE OF               EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                      OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY         WARRANTS AND RIGHTS (A)   WARRANTS AND RIGHTS (B)   IN COLUMN (A)) (C)
---------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by              -0-                       -0-                     1,300,000
security holders
---------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved           245,000                    $0.49                       -0-
by security holders
---------------------------------------------------------------------------------------------------------

Total                        245,000                    $0.49                    1,300,000
---------------------------------------------------------------------------------------------------------

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008, February 28, 2009 and February 28, 2010. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

      We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2010, approximately 33.4% of sales were to three customers. During the year ended February 28, 2009, approximately 31.0% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

      The following tables set forth operations data for the year ended February 28, 2010 and year ended February 28, 2009.

                                        2010          2009      % change
                                    -----------   -----------   --------

Sales                               $ 2,944,628   $ 3,091,539      -4.8%

Gross profit                          1,670,860     1,647,340       1.4%

Gross profit percentage                    56.7%         53.3%      3.4%

Selling, general & administrative     1,118,622     1,251,521     -10.6%
                                    -----------   -----------

Operating income                        552,238       395,819      39.5%
Other Income                             30,335        70,861     -57.2%
                                    -----------   -----------

Income before taxes                     582,573       466,680      24.8%

Income taxes                            113,503       139,111     -18.4%
                                    -----------   -----------

Net income (after taxes)            $   469,070   $   327,569      43.2%
                                    ===========   ===========

SALES

      For the year ended February 28, 2010, sales were $2,945,000 as compared to $3,092,000 for the year ended February 28, 2009, a decrease of $147,000 or 4.8%.

      Such decrease in sales for the year ended February 28, 2010 are primarily due to decreased sales in the ink and coating market which decreased $245,000 and the custom market which decreased $68,000 for the year ended February 28, 2010 compared to the prior year, offset by increased sales in the eye protection market which sales increased by $62,000 and light management market which sales increased by $106,000 for the year ended February 28, 2010 compared to the prior year.

      In both fiscal 2009 and fiscal 2010, the eye protection market represented our largest market with sales in the eye protection representing 45.4% and 50.0% of sales in fiscal 2009 and fiscal 2010, respectively. Sales in the eye protection market were $1,467,000 for the year ended February 28, 2010 and $1,405,000 for the year ended February 28, 2009. For the light management market, sales were $803,000 and $687,000 for the years ended February 28, 2010 and 2009. With regard to the ink and coating market, sales were $576,000 for the year ended February 28, 2010 compared to $821,000 for the year ended February 28, 2009. For the year ended February 28, 2010, sales in the custom market were $93,000 compared to $161,000 for the year ended February 28, 2009.

      Categorized by geographic area, sales in the United States increased for the year ended February 28, 2010 while sales decreased in Asia and Europe compared to the prior year. For the year ended February 28, 2010 compared to the prior year, sales increased in the United States to $2,402,000 from $2,115,000, while in Asia sales decreased to $290,000 from $578,000, and in Europe sales decreased to $247,000 from $398,000.

GROSS PROFIT

      Gross profit, defined as sales less cost of sales, was $1,671,000 or 56.7% of sales for the year ended February 28, 2010 compared to $1,647,000 or 53.3% of sales for the year ended February 28, 2009, an increase of 3.4%. In terms of absolute dollars, gross profit increased $24,000 in fiscal 2010 compared to the prior year, an increase of 1.4%.

      Cost of sales was $1,274,000 for the year ended February 28, 2010 which represented 43.3% of sales compared to $1,444,000 for the year ended February 28, 2009 which represented 46.7% of sales. In terms of absolute dollars, cost of sales decreased $170,000 for fiscal 2010 compared to the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses decreased to $1,119,000 or 38.0% of sales for the year ended February 28, 2010 compared to $1,252,000 or 40.5% of sales for the year ended February 28, 2009, a decrease of $133,000. Such decrease in absolute dollars was primarily due to a decrease in officers' salaries and administrative salaries, and decreases in commission and consulting fees offset by increases in professional fees primarily resulting from costs associated with the potential sale of the Company as previously disclosed and described below.

OPERATING INCOME

      Operating income, in terms of absolute dollars, increased to $552,000 in fiscal 2010 from $396,000 in fiscal 2009, an increase of $156,000. While sales did decrease in fiscal 2010 compared to fiscal 2009, such decrease was offset by a greater decrease in selling, general and administrative expenses as well as a decrease in cost of sales to sales ratio compared to the prior year.

OTHER INCOME

      Total other income for the year ended February 28, 2010 was $30,000 compared to $71,000 for the year ended February 28, 2009. We realize rental income of $4,500 for fiscal 2010 compared to $18,000 for fiscal 2009. In May 2009, our subtenant abandoned the premises which it had been subleasing since September 2005. In addition, our interest income was $26,000 for fiscal 2010 compared to $53,000 for fiscal 2009.

NET INCOME

      During fiscal 2010, we reported income before taxes of $583,000 as compared to income before taxes of $467,000 for fiscal 2009, an increase of $116,000. Income taxes were $114,000 for fiscal 2010 compared to $139,000 for fiscal 2009. Changes in income taxes are generally attributed to changes from period to period in sales and expenses. Net income after taxes was $469,000 or $0.04 per share for the year ended February 28, 2010 as compared to $328,000 or $0.03 per share for the year ended February 28, 2009. As a percentage of sales, net income after taxes was 15.9% of sales for the year ended February 28, 2010 compared to 10.6% of sales for the year ended February 28, 2009.

      Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. The largest reduction in sales in recent years occurred in fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. While sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the prior year with sales decreasing by $147,000 in fiscal 2010 compared to fiscal 2009. Nevertheless, we have had four consecutive years of sales having decreased compared to sales in the immediate prior year. One positive sign, however, is that net income did improve by $142,000 in fiscal 2010 compared to the prior year. This favorably compares to net income in fiscal 2009 compared to fiscal 2008 in which net income decreased by $396,000.

OPERATIONS OUTLOOK

      Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This continued into fiscal 2009 in which sales decreased at a much greater rate to $3,092,000 or 14.0% compared to fiscal 2008. As mentioned above, however, while sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the prior year with sales decreasing by $147,000 in fiscal 2010 compared to fiscal 2009. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

      As a result of expressions of interest received, management began in fiscal 2009 to explore strategic alternatives for the Company. In February 2009, the Company retained Millburn Capital Group as its financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. In May 2009, the Company announced that it has entered into a non-binding letter of intent whereby all of the outstanding capital stock of the Company would be acquired by a strategic purchaser. Pursuant to an amendment entered into in September 2009, the Company had agreed to negotiate exclusively with such strategic purchaser until December 15, 2009. In November 2009, such proposed purchaser terminated the non-binding letter of intent as a result of which the Company's obligation to negotiate exclusively with such purchaser was terminated as well. The Company is continuing to pursue strategic and financial options which it believes are in the best interests of its shareholders including but not limited to the potential sale to a third party including the above mentioned strategic purchaser. There can be no assurance that any such transaction can or will be completed. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of funds is cash flow from operations in the normal course of selling products. On February 28, 2010, we had working capital of $3,099,000, a debt to equity ratio of 0.06 to 1, and stockholders' equity of $4,038,000 compared to working capital of $2,561,000, a debt to equity ratio of
0.15 to 1, and stockholders' equity of $3,549,000 on February 28, 2009. On February 28, 2010, we had $1,909,000 in cash and cash equivalents, total assets of $4,299,000 and total liabilities of $261,000, compared to $1,545,000 in cash and cash equivalents, total assets of $4,096,000 and total liabilities of $547,000 on February 28, 2009.

      Net cash provided by operating activities for the year ended February 28, 2010 was $403,000 which was primarily the result of net income of $469,000, plus non-cash items including depreciation of $104,000 and a deferred tax expense of $14,000, plus a decrease in prepaid taxes of $194,000, offset by increase in accounts receivable of $98,000 and inventories of $17,000, and a decrease in accrued expenses of $237,000 and accounts payable of $22,000. Net cash provided by operating activities for the year ended February 28, 2009 was $445,000 which was primarily the result of net income of $328,000, plus non-cash items including depreciation of $105,000, plus a decrease in accounts receivable of $247,000 and an increase in accounts payable of $29,000 and accrued expenses of $14,000, offset by increases in inventories of $25,000, prepaid taxes of $228,000, and decreases in taxes payable of $37,000.

      Net cash used by investing activities for year ended February 28, 2010 was $39,000 due to property and equipment purchases of $64,000 offset by a decrease in the cash value of a life insurance policy of $25,000, while net cash used by investing activities for year ended February 28, 2009 was $162,000 due to property and equipment purchases of $150,000 and increase in cash value of a life insurance policy of $12,000. For the year ended February 28, 2010, there was no net cash used by financing activities compared to $718,000 in net cash used in financing activities for the year ended February 28, 2009 due to cash dividends of $718,000 having been paid during that fiscal year.

      We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for fiscal 2011 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

      Also, effective March 1, 2008, we adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2010, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

      In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008, February 28, 2009 and February 28, 2010. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2010, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

      Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of February 28, 2010.

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

                                 PRESENT POSITION          HAS SERVED AS
NAME                     AGE     AND OFFICES               DIRECTOR SINCE

Murray S. Cohen          85      Chairman of the           1984
                                 Board, Chief Scientist,
                                 Secretary and Director

James Ivchenko           70      President and Director    1993

Greg Amato               53      Chief Executive Officer   --

James R. Torpey, Jr.     60      Director                  2001

Herve A. Meillat         54      Director                  2005

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

      Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the fiscal year ended February 28, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11.    EXECUTIVE COMPENSATION.

      The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2010 and February 28, 2009 of those persons who were, at February 28, 2010, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------
                                                                NON-EQUITY         NONQUALIFIED
NAME AND                                    STOCK      OPTION   INCENTIVE PLAN     DEFERRED         ALL OTHER
PRINCIPAL                SALARY     BONUS   AWARDS     AWARDS   COMPENSATION       COMPENSATION     COMPENSATION
POSITION          YEAR   ($)        ($)     ($)        ($)      ($)                EARNINGS ($)     ($)            TOTAL
---------------------------------------------------------------------------------------------------------------------------
Greg Amato        2010   $165,000   $   0   $    0     $    0   $            0     $          0     $          0   $165,000
Chief Executive   2009   $165,000   $   0   $    0     $    0   $            0     $          0     $          0   $165,000
Officer
---------------------------------------------------------------------------------------------------------------------------
Murray S. Cohen   2010   $ 50,827   $   0   $5,000(1)  $    0   $      127,500(2)  $          0     $          0   $183,327
Chairman of the   2009   $ 50,826   $   0   $7,000(1)  $    0   $      120,000(2)  $          0     $          0   $177,826
Board
---------------------------------------------------------------------------------------------------------------------------
James Ivchenko    2010   $195,478   $   0   $5,000(1)  $    0   $      112,500(3)  $     32,000(4)  $          0   $344,978
President         2009   $195,478   $   0   $7,000(1)  $    0   $      105,000(3)  $     32,000(4)  $          0   $339,478
---------------------------------------------------------------------------------------------------------------------------

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

(2) Dr. Cohen received additional compensation of $127,500 and $120,000 in fiscal 2010 and 2009, respectively, based upon the Company's sales for fiscal 2009 and 2008, as determined under his employment contract which expired as of February 28, 2009.

(3) Mr. Ivchenko received additional compensation of $112,500 and $105,000 in fiscal 2010 and 2009, respectively, based upon the Company's sales for fiscal 2009 and 2008, as determined under his employment contract which expired as of February 28, 2009.

(4) Represents the amount paid to Mr. Ivchenko in fiscal 2010 and 2009 pursuant to his deferred compensation agreement. See "Deferred Compensation/Employment Contracts and Change in Control Arrangements" below.

EQUITY AWARDS

      The following table provides certain information concerning equity awards held by the named executive officers as of February 28, 2010.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                              OPTION AWARDS                                                 STOCK AWARDS
------------------------------------------------------------------------------------------------------------------------
                           NO. OF        NUMBER OF
                         SECURITIES     SECURITIES                                 NUMBER OF       EQUITY INCENTIVE PLAN
                         UNDERLYING     UNDERLYING                                 SHARES OR        AWARDS: NUMBER OF
                         UNEXERCISED    UNEXERCISED      OPTION      OPTION      UNITS OF STOCK   UNEARNED SHARES, UNITS
                         OPTIONS (#)    OPTIONS (#)     EXERCISE    EXPIRATION   THAT HAVE NOT     OR OTHER RIGHTS THAT
NAME                     EXERCISABLE   UNEXERCISABLE    PRICE ($)      DATE        VESTED (#)       HAVE NOT VESTED(#)
------------------------------------------------------------------------------------------------------------------------
Greg Amato                       -0-       -0-                N/A          N/A        -0-                 -0-
------------------------------------------------------------------------------------------------------------------------
Murray S. Cohen               20,000       -0-         $     0.41     2/9/2014        -0-                 -0-
                              50,000       -0-         $     0.54    6/20/2010        -0-                 -0-
------------------------------------------------------------------------------------------------------------------------
James Ivchenko                20,000       -0-         $     0.41     2/9/2014        -0-                 -0-
                              50,000       -0-         $     0.54    6/20/2010        -0-                 -0-
------------------------------------------------------------------------------------------------------------------------

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

      In addition to the foregoing, pursuant to Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), adopted by the Board of Directors on June 18, 2008 and approved by the stockholders on August 18, 2008, each director shall receive a stock award annually of 25,000 shares of Common Stock.

      The following table provides certain summary information concerning the compensation paid to non-employee directors during fiscal 2010. All compensation paid to Dr. Cohen and Mr. Ivchenko is set forth in the table under "Executive Compensation".

                              DIRECTOR COMPENSATION

----------------------------------------------------------------------------------------
                         FEES
                       EARNED OR                                  ALL OTHER
                        PAID IN      STOCK         OPTION       COMPENSATION
NAME                   CASH ($)    AWARDS (S)   AWARDS ($)(1)        ($)       TOTAL ($)
----------------------------------------------------------------------------------------
James R. Torpey, Jr.   $   3,000   $  5,000(1)       -0-             -0-       $   8,000
----------------------------------------------------------------------------------------
Herve A. Meillat       $   3,000   $  5,000(1)       -0-             -0-       $   8,000
----------------------------------------------------------------------------------------

(1) Represents the dollar amount recognized in fiscal 2009 for financial reporting purposes of stock awarded computed in accordance with Financial Accounting Standards 123R.

DEFERRED COMPENSATION/EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

      Effective as of November 1, 2004, the Company entered into an employment agreement with Greg Amato. Such agreement provided that Mr. Amato would be employed "at-will" and that such employment can be terminated by either party at any time without reason or cause provided at least six months prior written notice is given. The employment agreement also provides that Mr. Amato would receive bonus compensation for 2004 based upon a formula and would be entitled to receive, following the fiscal year ending February 28, 2006, bonus compensation equal to 10% of the increase in the Company's net income for the fiscal year ending February 28, 2006 compared to February 28, 2005. For subsequent fiscal years, Mr. Amato shall be entitled to receive annual cash bonuses as the Compensation Committee shall determine with performance objectives determined prior to the start of the applicable year. Pursuant to the employment agreement, the Company also agreed to grant Mr. Amato an option to purchase 100,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on November 1, 2004 which option shall be exercisable only after the completion of Mr. Amato's second year of employment under his employment agreement. Such option expired as of November 1, 2009. In addition, pursuant to the employment agreement, the Company agreed to grant to Mr. Amato, one year from the date of his employment agreement provided he is then employed by the Company, 100,000 shares of restricted Common Stock of the Company.

      Pursuant to a deferred compensation agreement, as amended, entered into with James Ivchenko, President of the Company, the Company has agreed to pay Mr. Ivchenko $32,000 per year for ten consecutive years commencing the first day of the month following Mr. Ivchenko reaching the age of 65. The obligations to Mr. Ivchenko under his deferred compensation agreement are partially funded with a life insurance policy owned by the Company. Through February 28, 2010, six payments of $32,000 each have been paid to Mr. Ivchenko, leaving four remaining payments owing to Mr. Ivchenko which in the aggregate amounts to $128,000 (the "Deferred Compensation Remaining Balance"). Subsequent to the year ended February 28, 2010, and as of May 14, 2010, the Board of Directors agreed to surrender the life insurance policy for its net surrender value (approximately $168,000) and pay Mr. Ivchenko the Deferred Compensation Remaining Balance.

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

      The Company had previously entered into a deferred compensation agreement in June 1998 with Dr. Cohen which provided for the payment of certain funds to Dr. Cohen for a period of ten years beginning two weeks after the date of his retirement. Such agreement was terminated in connection with the execution of the employment agreement with Dr. Cohen. In addition to the foregoing, pursuant to a deferred compensation agreement entered into in January 1996 which was terminated in June 1998, there were unfunded accruals of $79,041 (the "Deferred Compensation Accrual") due to Dr. Cohen which the parties previously agreed would be paid to Dr. Cohen upon retirement either in equal consecutive monthly payments for a period not exceeding 60 months or a single payment which will be at the discretion of the Company. Subsequent to the year ended February 28, 2010, and as of May 14, 2010, the Board of Directors agreed to pay Dr. Cohen the Deferred Compensation Accrual as soon as practicable.

      The  Company  does  not  have  any   termination   or  change  in  control
arrangements with any of its named executive officers.

INDEBTEDNESS OF MANAGEMENT

      No member of management was indebted to the Company during its last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth, as of May 18, 2010, certain information with regard to the record and beneficial ownership of the Company's Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the "named executive officers"), and (iv) all officers and directors of the Company as a group:

                                 AMOUNT AND NATURE         PERCENT
NAME OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   OF CLASS

Murray S. Cohen(1)*                            1,990,958       16.3%
James Ivchenko(2)*                             1,589,587       13.0%
James R. Torpey, Jr.(3)*                         147,500        1.2%
Herve A. Meillat*                                 54,000         **
Greg Amato*                                      100,000         **
Claire Bluestein*                                970,155        8.0%
Santa Monica Partners, L.P.(4)                   825,900        6.8%
Sandra Lifschitz(5)                              605,000        5.0%
Hummingbird Management, LLC(6)                 1,029,119        8.5%
All Executive Officers and
Directors as a Group (5 persons)               3,882,045       31.4%

----------
*     The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

**    Less than 1%.

(1) Includes 1,895,958 shares held by Dr. Cohen and 25,000 shares held by the wife of Dr. Cohen. Also, includes 70,000 shares which Dr. Cohen has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

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

(4) This information is based solely upon information reported in filings made to the SEC on behalf of Santa Monica Partners, L.P. Its address is 1865 Palmer Avenue, Larchmont, New York.

(5) This information is based solely upon information reported in filings made to the SEC on behalf of Sandra Lifschitz. Her address is 7 Tulane Drive, Livingston, New Jersey.

(6) This information is based solely upon information reported in filings made to the SEC on behalf of Hummingbird Management, LLC. Its address is 145 East 57th Street, New York, New York.

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

      Other than described therein, since March 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

      We have determined that two of our four directors are independent directors. Messrs. Torpey and Meillat are our independent directors. We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 28, 2010 and February 28, 2009:

                           Fiscal 2010   Fiscal 2009
      Fee Category         Fees          Fees

      Audit Fees           $    51,000   $    51,000
      Audit Related Fees   $         0   $         0
      Tax Fees             $     3,500   $     3,000
      All Other Fees       $     4,000   $         0

      Total Fees           $    58,500   $    54,000

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

--------------------------------------------------------------------------------

      (1) Filed with the Company's Form S-18 Registration Statement SEC File 33-25405-NY.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EPOLIN, INC.
                                             (Registrant)

                                     By:     /s/ Murray S. Cohen
                                             -------------------
                                             Murray S. Cohen,
                                             Chairman of the Board

                                     Dated:  May 28, 2010
                                             ------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

SIGNATURE                  TITLE                           DATE

/s/ Greg Amato             Chief Executive Officer         May 28, 2010
------------------------   (Principal Executive Officer)   ------------
Greg Amato

/s/ Murray S. Cohen        Chairman of the Board,          May 28, 2010
------------------------   Secretary and Director          ------------
Murray S. Cohen

/s/ James Ivchenko         President and Director          May 28, 2010
------------------------   (Principal Financial Officer)   ------------
James Ivchenko

/s/ James R. Torpey, Jr.   Director                        May 28, 2010
------------------------                                   ------------
James R. Torpey, Jr.

/s/ Herve A. Meillat       Director                        May 28, 2010
------------------------                                   ------------
Herve A. Meillat

                           EPOLIN, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED

                           FEBRUARY 28, 2010 AND 2009

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

                          INDEPENDENT AUDITOR'S REPORT
             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

      We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 28, 2010 and 2009 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the periods ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the periods ended February 28, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weismann Associates LLC
---------------------------
Weismann Associates LLC
Branchburg, NJ 08876

May 11, 2010

                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           FEBRUARY 28,
                                                      -----------------------
                                                         2010          2009
                                                      ----------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                          $1,908,752    1,544,966
   Accounts receivable                                   469,035      371,443
   Inventories                                           683,995      667,184
   Prepaid expenses                                       55,094       56,298
   Prepaid taxes                                          33,870      228,346
   Deferred tax assets-current portion                    14,698       18,377
                                                      ----------    ---------

      Total current assets                             3,165,444    2,886,614
                                                      ----------    ---------

PLANT, PROPERTY AND EQUIPMENT - AT COST:
   Land                                                   81,000       81,000
   Building and improvements                             770,537      767,300
   Laboratory equipment                                  210,555      191,549
   Furniture and office equipment                        273,863      233,387
   Leasehold improvements                                532,131      532,131
                                                      ----------    ---------

      Total                                            1,868,086    1,805,367

   Less: Accumulated depreciation and amortization     1,008,372      905,242
                                                      ----------    ---------

      Net plant, property and equipment                  859,714      900,125
                                                      ----------    ---------

OTHER ASSETS:
   Deferred tax assets-non current portion                85,460       95,504
   Cash value - life insurance policy                    188,641      213,452
                                                      ----------    ---------

      Total other assets                                 274,101      308,956
                                                      ----------    ---------

         Total                                        $4,299,259    4,095,695
                                                      ==========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            FEBRUARY 28,
                                                                      ------------------------
                                                                         2010          2009
                                                                      -----------   ----------
CURRENT LIABILITIES:
   Accounts payable                                                   $    16,777       38,698
   Accrued expenses                                                        47,145      284,424
   Taxes payable:
      Payroll                                                               2,208        2,208
                                                                      -----------   ----------
         Total current liabilities                                         66,130      325,330

OTHER LIABILITIES - Deferred compensation                                 195,082      221,388
                                                                      -----------   ----------

         Total liabilities                                                261,212      546,718
                                                                      -----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $2.50 par value; 940,000 shares authorized;
      none issued
   Preferred stock, series A convertible non-cumulative,
      $2.50 par value; redemption price and liquidation preference;
      60,000 shares authorized; 5,478 shares issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized;
      13,115,000 and 13,015,000 shares issued, and 12,166,355 and
      12,066,355 shares outstanding at February 28, 2010 and
      2009, repectively                                                 2,364,693    2,364,693
      Additional paid-in capital                                          124,820      104,820
      Retained earnings                                                 1,899,616    1,430,546
                                                                      -----------   ----------

            Total                                                       4,389,129    3,900,059
      Less: Treasury stock - at cost                                      351,082      351,082
                                                                      -----------   ----------

         Total stockholders' equity                                     4,038,047    3,548,977
                                                                      -----------   ----------

            Total                                                     $ 4,299,259    4,095,695
                                                                      ===========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED FEBRUARY 28, 2010 AND 2009

                                                                  2010           2009
                                                              ------------   -----------
SALES                                                         $  2,944,628     3,091,539
                                                              ------------   -----------

COST OF SALES AND EXPENSES:
   Cost of sales                                                 1,273,768     1,444,199
   Selling, general and administrative                           1,118,622     1,251,521
                                                              ------------   -----------

      Total                                                      2,392,390     2,695,720
                                                              ------------   -----------

OPERATING INCOME                                                   552,238       395,819
                                                              ------------   -----------

OTHER INCOME:
   Rental income                                                     4,500        18,000
   Interest                                                         25,835        52,861
                                                              ------------   -----------

      Total                                                         30,335        70,861
                                                              ------------   -----------

INCOME BEFORE TAXES                                                582,573       466,680

INCOME TAXES                                                       113,503       139,111
                                                              ------------   -----------

NET INCOME                                                    $    469,070       327,569
                                                              ============   ===========

PER SHARE DATA:
   Basic earnings per common share                            $       0.04          0.03
                                                              ============   ===========

   Fully diluted earnings per common share                    $       0.04          0.03
                                                              ============   ===========

   Weighted average number of common shares outstanding         12,101,972    12,015,944
                                                              ============   ===========

   Fully diluted number of common shares outstanding            12,104,872    12,056,380
                                                              ============   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED FEBRUARY 28, 2010 AND 2009

                                                            ADDITIONAL
                                NUMBER OF        COMMON      PAID-IN-     RETAINED     TREASURY    TREASURY    STOCKHOLDERS'
                              SHARES ISSUED      STOCK        CAPITAL     EARNINGS      SHARES       STOCK         EQUITY
                              -------------   -----------   ----------   ----------   ---------   ----------   -------------

BALANCE - March 1, 2008          12,915,000   $ 2,364,693       76,820    1,820,958     948,645     (351,082)      3,911,389

DIVIDENDS PAID                            -             -            -     (717,981)          -            -        (717,981)

STOCK-BASED COMPENSATION            100,000             -       28,000            -           -            -          28,000

NET INCOME                                -             -            -      327,569           -            -         327,569
                              -------------   -----------   ----------   ----------   ---------   ----------   -------------

BALANCE - February 28, 2009      13,015,000   $ 2,364,693      104,820    1,430,546     948,645     (351,082)      3,548,977
                              =============   ===========   ==========   ==========   =========   ==========   =============

BALANCE - March 1, 2009          13,015,000   $ 2,364,693      104,820    1,430,546     948,645     (351,082)      3,548,977

STOCK-BASED COMPENSATION            100,000             -       20,000            -           -            -          20,000

NET INCOME                                -             -            -      469,070           -            -         469,070
                              -------------   -----------   ----------   ----------   ---------   ----------   -------------

BALANCE - February 28, 2010      13,115,000   $ 2,364,693      124,820    1,899,616     948,645     (351,082)      4,038,047
                              =============   ===========   ==========   ==========   =========   ==========   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED FEBRUARY 28, 2010 AND 2009

                                                                     2010         2009
                                                                 -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   469,070      327,569
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                               104,432      104,599
         Deferred tax expense                                         13,723        6,274
         Stock-based compensation                                     20,000       28,000
         Obligation under deferred compensation agreement            (26,306)     (25,295)
   (Increase) decrease in:
         Accounts receivable                                         (97,592)     247,002
         Inventories                                                 (16,811)     (24,655)
         Prepaid expenses                                              1,204        4,114
         Prepaid taxes                                               194,476     (228,346)
   Increase (decrease) in:
         Accounts payable                                            (21,921)      29,038
         Accrued expenses                                           (237,279)      13,669
         Taxes payable                                                     -      (37,081)
                                                                 -----------   ----------

            Net cash provided by operating activities                402,996      444,888
                                                                 -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in cash value - life insurance policy          24,811      (12,083)
   Payments for plant, property and equipment                        (64,021)    (150,000)
                                                                 -----------   ----------

            Net cash provided (used) in investing activities         (39,210)    (162,083)
                                                                 -----------   ----------

CASH FLOWS USED IN FINANCING ACTIVITIES -
   Dividends paid                                                          -     (717,981)
                                                                 -----------   ----------

INCREASE (DECREASE) IN CASH                                          363,786     (435,176)

CASH AND CASH EQUIVALENTS:
   Beginning                                                       1,544,966    1,980,142
                                                                 -----------   ----------

   Ending                                                        $ 1,908,752    1,544,966
                                                                 ===========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Income taxes paid                                             $   129,700      273,398
                                                                 ===========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION:
------

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------

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

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. Generally, the Company does not require collateral or other securities to support its accounts receivable. Four customers represented 44.5% of the Company's trade receivables at February 28, 2010.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
------

PRINCIPLES OF CONSOLIDATION - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of February 28, 2010 and for the year then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                        EPOLIN          EPOLIN
                                          INC.      HOLDING, CORP.   ELIMINATIONS   CONSOLIDATED
                                      -----------   --------------   ------------   ------------
Current assets                        $ 2,712,079          453,365              -      3,165,444
Non-current assets                      1,587,180          643,688     (1,097,053)     1,133,815
                                      -----------   --------------   ------------   ------------
         Total                        $ 4,299,259        1,097,053     (1,097,053)     4,299,259
                                      ===========   ==============   ============   ============

   Total liabilities                  $   261,212           24,435        (24,435)       261,212
                                      -----------   --------------   ------------   ------------
Stockholders' equity:
   Common stock                         2,364,693                -              -      2,364,693
   Additional paid-in capital             124,820                -              -        124,820
   Retained earnings                    1,899,616        1,072,618     (1,072,618)     1,899,616
   Treasury stock                        (351,082)               -              -       (351,082)
                                      -----------   --------------   ------------   ------------

   Total stockholders' equity           4,038,047        1,072,618     (1,072,618)     4,038,047
                                      -----------   --------------   ------------   ------------

      Total                           $ 4,299,259        1,097,053     (1,097,053)     4,299,259
                                      ===========   ==============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                         EPOLIN        EPOLIN
                                          INC.      HOLDING, CORP.   ELIMINATIONS   CONSOLIDATED
                                      -----------   --------------   ------------   ------------
Sales                                 $ 2,944,628                -              -      2,944,628
Rental income                                   -          102,240        (97,740)         4,500
                                      -----------   --------------   ------------   ------------
      Total                             2,944,628          102,240        (97,740)     2,949,128
                                      -----------   --------------   ------------   ------------
Cost of sales                           1,273,768                -              -      1,273,768
Selling, general and administrative     1,185,013           31,349        (97,740)     1,118,622
                                      -----------   --------------   ------------   ------------

      Total                             2,458,781           31,349        (97,740)     2,392,390
                                      -----------   --------------   ------------   ------------

Operating income                          485,847           70,891              -        556,738

Other income - interest                    19,089            6,746              -         25,835
                                      -----------   --------------   ------------   ------------

Income before taxes                       504,936           77,637              -        582,573

Income taxes                              107,323            6,180              -        113,503
                                      -----------   --------------   ------------   ------------

Net income                            $   397,613           71,457              -        469,070
                                      ===========   ==============   ============   ============

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
------

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

      Depreciation and amortization expense totaled $104,432 and $104,599 for the years ended February 28, 2010 and 2009, respectively.

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

      FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the Company's financial statements for fiscal year ended 2009. As of February 28, 2010 and 2009, the Company did not record any unrecognized tax benefits. The Company's policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
------

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

REGULATIONS - The Company expended approximately $40,312 and $36,331 through February 28, 2010 and 2009, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

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

ADVERTISING COSTS - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $19,031 and $19,905 for the years ended February 28, 2010 and 2009, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
------

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

      The weighted average Black-Scholes value of options granted under the stock plans during the years ended February 28, 2010 and 2009 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                      FEBRUARY 28,
                                                -----------------------
                                                   2010         2009
                                                ----------   ----------
      Weighted average expected life in years            2            2
      Dividends per share                                -         0.06
      Volatility                                       7.0%         7.0%
      Risk-free interest rate                          2.8%         4.0%

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
------

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

      Also, effective March 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2010, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INCOME TAXES:
------

1. Federal and State deferred tax assets include:

                                                               FEBRUARY 28,
                                                          ---------------------
                                                             2010        2009
                                                          ---------   ---------
      Temporary differences:
         Accelerated amortization                         $     219       2,629
         Deferred compensation                               83,885      95,198
         Stock-based compensation                            16,054      16,054
                                                          ---------   ---------
               Total                                        100,158     113,881

      Less: Current portion                                  14,698      18,377
                                                          ---------   ---------

      Non-current portion                                 $  85,460      95,504
                                                          =========   =========

2.  Income tax:

                                                               FEBRUARY 28,
                                                          ---------------------
                                                             2010        2009
                                                          ---------   ---------
      Current:
         Federal                                          $  79,000     108,635
         State                                               20,780      24,202
                                                          ---------   ---------

               Total current                                 99,780     132,837
                                                          ---------   ---------

      Deferred:
         Federal                                             10,140       3,718
         State                                                3,583       2,556
                                                          ---------   ---------

               Total deferred                                13,723       6,274
                                                          ---------   ---------

                  Total                                   $ 113,503     139,111
                                                          =========   =========

3. Reconciliation of income tax at the statutory rate to the Company's effective rate:

                                                               FEBRUARY 28,
                                                          ---------------------
                                                             2010        2009
                                                          ---------   ---------
         Computed at the statutory rate                   $ 198,075     158,671
         State income taxes (net)                            20,780      24,202
         (Increase) Decrease in deferred tax asset           13,723       6,274
         General business credits                           (12,740)    (29,944)
         Other reconciling items                           (106,335)    (20,092)
                                                          ---------   ---------

               Effective tax                              $ 113,503     139,111
                                                          =========     =======

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - TREASURY STOCK:
------

Consists of 948,645 shares at a net cost of $351,082 as of February 28, 2010 and 2009, respectively. There were no purchases of treasury shares made during the years ended February 28, 2010 and 2009, respectively.

NOTE E - ECONOMIC DEPENDENCY:
------

      A material portion of the Company's business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the years ended February 28, 2010, approximately 33.4% of sales were to three customers. During the years ended February 28, 2009, approximately 31.0% of sales were to three customers.

NOTE F - RENTAL INCOME UNDER SUBLEASE:
------

      The Company entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. On May 31, 2009, the tenant abandoned the property.

NOTE G - RESEARCH AND DEVELOPMENT:
------

      The Company has developed substantial research and development capability. The Company's efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for Company sponsored product research and product development of $373,948 and $460,682 were included in cost of sales for the years ended February 28, 2010 and 2009, respectively. Expenditures for the fiscal year ended 2011 are projected to remain at approximately the same level as in fiscal 2010.

NOTE H - EMPLOYEE BENEFITS:
------

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, the Company provides a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. Company contributions range from three to five percent. Employer contributions totaled $47,503 and $42,915 for the years ended February 28, 2010 and 2009, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE BENEFITS (CONTINUED):
------

STOCK OPTION PLAN - The Company adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, the Company reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through February 28, 2010, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 311,000.

      A summary of the status of the Company's 1998 stock option plan as of February 28, 2010, and the changes during the years ended February 28, 2010 and 2009 is presented below:

                                                               WEIGHTED-AVERAGE
FIXED OPTIONS:                                       SHARES     EXERCISE PRICE
--------------                                       -------   ----------------
Balance - February 28, 2009                          316,000         $.50
                                                     =======

Balance - February 28, 2010                          245,000         $.49
                                                     =======

Exercisable at February 28, 2010                     245,000         $.49
                                                     =======

STOCK OPTION PLANS - The following table summarizes information about fixed stock options outstanding at February 28, 2010:

             OUTSTANDING OPTIONS                    EXERCISABLE OPTIONS
---------------------------------------------  -----------------------------
                  NUMBER     WEIGHTED-AVERAGE    NUMBER
   RANGE OF     OUTSTANDING     REMAINING      EXERCISABLE  WEIGHTED-AVERAGE
EXERCISE PRICE  AT 02/28/10  CONTRACTUAL LIFE  AT 02/28/10   EXERCISE PRICE
--------------  -----------  ----------------  -----------  ----------------
     $.41            95,000         4.0             95,000         .32
      .54           150,000         0.3            150,000         .68

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - EMPLOYEE BENEFITS (CONTINUED):
------

STOCK OPTION AND STOCK-BASED COMPENSATION PLAN - On June 18, 2008, the Company's Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, the Company will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and the Company will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of February 28, 2010, 200,000 shares of Common Stock have been granted and 1,300,000 shares remain to be granted.

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

      The 2008 Plan provides that each year, commencing September 1, 2008, each person who serves as a Director during the current year shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock granted each year is calculated based upon the fair market value of our Common Stock at the date of grant. Stock-based compensation in the amount of $20,000 and $28,000 was charged to selling, general and administrative expenses were for the years ended February 28, 2010 and 2009, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - SEGMENT REPORTING:
------

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

Sales by geographic area are as follows:

                                                  YEARS ENDED
                                                  FEBRUARY 28,
                                            -------------------------
                                               2010          2009
                                            -----------   -----------
            United States                   $ 2,402,128     2,114,706
            Asia                                290,358       578,060
            Europe                              246,731       398,173
            Other nations                         5,411           600
                                            -----------   -----------

               Total                        $ 2,944,628     3,091,539
                                            ===========   ===========

      One customer, located in the United States, accounted for more than 10% of revenues from continuing operations. This customer accounted for 14.0% of sales of infrared dies.

      Long-lived assets include net plant, property and equipment. The Company had long-lived assets of $859,714 and $900,125 located in the United States at February 28, 2010 and February 28, 2009, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - ACCRUED EXPENSES:
------

      Accrued expenses consisted of the following as of February 28, 2010 and 2009, respectively:

                                                FEBRUARY 28,
                                           ---------------------
                                              2010        2009
                                           ---------   ---------
   Purchases                               $   3,455      10,980
   Commissions                                10,545       8,444
   Rent                                        8,145           -
   Employment agreement                            -     240,000
   Professional fees                          25,000      25,000
                                           ---------   ---------

      Total accrued expenses               $  47,145     284,424
                                           =========   =========

NOTE K - INVENTORIES:
------
                                                 FEBRUARY 28,
                                           ---------------------
                                              2010        2009
                                           ---------   ---------
   Raw materials and supplies              $ 160,387     138,730
   Work in process                            92,421     117,314
   Finished goods                            431,187     411,140
                                           ---------   ---------

      Total                                $ 683,995     667,184
                                           =========   =========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - EARNINGS PER SHARE:
------

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

                                                              YEARS ENDED
                                                              FEBRUARY 28,
                                                        -----------------------
                                                           2010         2009
                                                        ----------   ----------

         BASIC EARNINGS PER COMMON SHARE:

         Net income                                        469,070      327,569
                                                        ==========   ==========

         Average common shares outstanding              12,101,972   12,015,944
                                                        ----------   ----------

         Basic earnings per common share                      0.04         0.03
                                                        ----------   ----------

         DILUTED EARNINGS PER COMMON SHARE:

         Net income                                        469,070      327,569
                                                        ----------   ----------

         Average common shares outstanding              12,101,972   12,015,944

         Common shares issuable with respect to
            options issued to employees with a
            dilutive effect                                  2,900       40,436
                                                        ----------   ----------

         Total diluted common shares outstanding        12,104,872   12,056,380
                                                        ----------   ----------

         Diluted earnings per common share
                                                              0.04         0.03
                                                        ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES:
------

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

Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 28, 2010 and 2009, respectively.

Future minimum payments for the current option period:

      FISCAL YEARS ENDING FEBRUARY:
      -----------------------------
                  2011                    $65,160

DEFERRED COMPENSATION - On December 29, 1995, the Company entered into a deferred compensation agreement with James Ivchenko, President, whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years. Subsequent to the year ended February 28, 2010, as of May 14, 2010, the Board of Directors agreed to surrender the life insurance policy and pay the remaining balance due in a lump sum payment during the current year.

      In connection with this agreement, deferred compensation in the amount of $5,694 and $6,706 was charged to selling, general and administrative expenses for the years ended February 28, 2010 and 2009, respectively.

On January 1, 1996, the Company entered into a deferred compensation agreement with Dr. Murray S. Cohen, PhD, Chairman of the Board, wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998. Subsequent to the year ended February 28, 2010, as of May 14, 2010, the Board of Directors agreed to pay the balance due during the current year.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED):
------

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

      Accrued compensation included in selling, general and administrative as of February 28, 2009 was $240,000.

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - FAIR VALUE MEASUREMENTS:
------

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                   FEBRUARY 28, 2010        FEBRUARY 28, 2009
                                -----------------------   ---------------------
                                 CARRYING       FAIR       CARRYING     FAIR
                                  AMOUNT        VALUE       AMOUNT      VALUE
                                -----------   ---------   ---------   ---------
ASSETS:
-------
Cash and cash equivalents       $ 1,908,752   1,908,752   1,544,966   1,544,966
Other assets:
   Cash value - life insurance      188,641     188,641     213,452     213,452
                                -----------   ---------   ---------   ---------

Total assets at fair value      $ 2,097,393   2,097,393   1,758,418   1,758,418
                                ===========   =========   =========   =========
LIABILITIES:
------------
Deferred compensation           $   195,082     195,082     221,388     221,388
                                ===========   =========   =========   =========

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - DIVIDENDS:
------

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

NOTE O - ENVIRONMENTAL MATTERS
------

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