Form 10-Q
period 2010-05-31
EPOLIN INC /NJ/
filed 2010-07-20
CIK 797079

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period Ended May 31, 2010

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,166,355 outstanding as of July 1, 2010.


                                  EPOLIN, INC.

                               TABLE OF CONTENTS

                                                                                  PAGE
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements.                                           3
         Item 2.    Management's  Discussion   and   Analysis   of   Financial      3
                    Condition and Results of Operations.
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

Forward-Looking Statements

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in Part I, Item 1A "Risk Factors" of the Company's Form 10-K for the year ended February 28, 2010. The Company does not intend to update these forward-looking statements.

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

      We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2010, approximately 32.9% of sales were to three customers. During the three months ended May 31, 2009, approximately 48.1% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following tables set forth operations data for the three months ended May 31, 2010 and 2009.

                             Three Months Ended May 31,
                             --------------------------

                                            2010          2009        % change
                                            ----          ----        --------

    Sales                                 $811,014       $726,169       11.7%

    Gross profit                           412,697        470,514      -12.3%

    Gross profit percentage                   50.9%          64.8%     -13.9%

    Selling, general & administrative      363,901        259,065       40.5%
                                          --------       --------

    Operating income                        48,796        211,449      -76.9%
    Other Income                             3,351         12,367      -72.9%
                                          --------       --------

    Income before taxes                     52,147        223,816      -76.7%

    Income taxes                            20,767         83,950      -75.3%

    Net income (after taxes)              $ 31,380       $139,866      -77.6%
                                          ========       ========

Sales

      For the three months ended May 31, 2010, sales were $811,000 as compared to $726,000 for the three months ended May 31, 2009, an increase of $85,000 or 11.7%.

      Such increase in sales for the three months ended May 31, 2010 is primarily due to increased sales in the light management market which sales increased by $168,000 compared to the prior year period, offset by reduced sales in the eye protection market which sales decreased by $14,000 and the ink and coating market which sales decreased by $79,000 compared to the prior year period. In both the three months ended May 31, 2010 and May 31, 2009, the eye protection market represented our largest market with sales in the eye protection representing 51.5% and 59.5% of sales in the three months ended May 31, 2010 and 2009, respectively. Sales in the eye protection market were $418,000 for the three months ended May 31, 2010 compared to $432,000 for the three months ended May 31, 2009. For the light management market, sales were $297,000 and $130,000 for the three months ended May 31, 2010 and 2009. With regard to the ink and coating market, sales were $54,000 for the three months ended May 31, 2010 compared to $132,000 for the three months ended May 31, 2009. For the three months ended May 31, 2010, sales in the custom market were $40,000 compared to $30,000 for the three months ended May 31, 2009.

      Categorized by geographic area, sales in the United States decreased for the three months ended May 31, 2010 while sales increased in Asia and Europe compared to the prior year period. For the three months ended May 31, 2010 compared to the prior year period, sales decreased in the United States to $569,000 from $665,000, while in Asia sales increased to $107,000 from $21,000, and in Europe sales increased to $132,000 from $39,000.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $413,000 or 50.9% of sales for the three months ended May 31, 2010 compared to $471,000 or 64.8% of sales for the three months ended May 31, 2009, a decrease of 13.9%. In terms of absolute dollars, gross profit decreased $58,000 in the three months ended May 31, 2010 compared to the prior year period.

      Cost of sales was $398,000 for the three months ended May 31, 2010 which represented 49.1% of sales compared to $256,000 for the three months ended May 31, 2009 which represented 35.3% of sales. In terms of absolute dollars, cost of sales increased $142,000 for the three months ended May 31, 2010 compared to the prior year period.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $364,000 or 44.9% of sales for the three months ended May 31, 2010 compared to $259,000 or 35.7% of sales for the three months ended May 31, 2009, an increase of $105,000. Such increase in absolute dollars was primarily due to a substantial increase in professional fees for services not regularly incurred principally due to actions taken in connection with the potential sale of the Company and a much lesser increase in officers' salaries and administrative salaries which increase principally resulted from the timing of the payment of bonuses in the current fiscal year, and increases in commissions resulting from an increase in commission sales in Europe.

Operating Income

      Operating income, in terms of absolute dollars, decreased to $49,000 for the three months ended May 31, 2010 from $211,000 for the three months ended May 31, 2009, a decrease of $162,000. While sales increased by $85,000 in the three months ended May 31, 2010 compared to the prior year period, such increase was offset by a greater increase in cost of sales and in selling, general and administrative expenses compared to the prior year period. As mentioned above, cost of sales increased $142,000 for the three months ended May 31, 2010 compared to the prior year period and selling, general and administrative expenses increased $105,000 for the three months ended May 31, 2010 compared to the prior year period principally due to the reasons discussed above.

Other Income

      Total other income was $3,000 for the three months ended May 31, 2010 compared to $12,000 for the three months ended May 31, 2009. We had no rental income for the three months ended May 31, 2010 compared to rental income of $4,500 for the three months ended May 31, 2009. In May 2009, our subtenant abandoned the premises which it had been subleasing since September 2005. Our interest income was $3,000 for the three months ended May 31, 2010 compared to $8,000 for the prior year period.

Net Income

      During the three months ended May 31, 2010, we reported income before taxes of $52,000 as compared to income before taxes of $224,000 for the three months ended May 31, 2009, a decrease of $172,000. Income taxes were $21,000 for the three months ended May 31, 2010 compared to income taxes of $84,000 for the three months ended May 31, 2009. The changes in income taxes were generally attributed to changes from period to period in sales and expenses. Net income after taxes was $31,000 or $- per share for the three months ended May 31, 2010 as compared to net income after taxes of $140,000 or $0.01 per share for the three months ended May 31, 2009. As a percentage of sales, net income after taxes was 3.8% of sales for the three months ended May 31, 2010 compared to 19.3% of sales for the three months ended May 31, 2009.

      Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses. Prior to fiscal
2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. The largest reduction in sales in recent years occurred in fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. While sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the prior year with sales decreasing by $147,000 in fiscal 2010 compared to fiscal 2009. Nevertheless, we have had four consecutive years of sales having decreased compared to sales in the immediate prior year. One positive sign, however, is that net income did improve by $142,000 in fiscal 2010 compared to the prior year. This favorably compares to net income in fiscal 2009 compared to fiscal 2008 in which net income decreased by $396,000. However, in the first three months of fiscal 2011, while sales increased by $85,000 compared to the prior year period, net income decreased by $109,000 in the first three months of fiscal 2011 compared to the first three months of fiscal 2010.

Operations Outlook

      Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. In fiscal 2007, however, sales decreased to $3,610,000, a decrease of 2.5% from the prior year, and in fiscal 2008, sales decreased to $3,593,000, a decrease of 0.5% from fiscal 2007. This continued into fiscal 2009 in which sales decreased at a much greater rate to $3,092,000 or 14.0% compared to fiscal 2008. While sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the change between fiscal 2008 and 2009. During fiscal 2010 sales were $2,945,000 compared to sales of $3,092,000 for fiscal 2009, a decrease of $147,000. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

      As a result of expressions of interest received, management began in fiscal 2009 to explore strategic alternatives for the Company. In February 2009, the Company retained Millburn Capital Group as its financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. In May 2009, the Company announced that it had entered into a non-binding letter of intent whereby all of the outstanding capital stock of the Company would be acquired by a strategic purchaser. Pursuant to an amendment entered into in September 2009, the Company had agreed to negotiate exclusively with such strategic purchaser until December 15, 2009. In November 2009, such proposed purchaser terminated the non-binding letter of intent as a result of which the Company's obligation to negotiate exclusively with such purchaser was terminated as well. Such proposed purchaser has recently resumed its interest in acquiring the Company and as of June 23, 2010, the Company entered into an exclusivity letter whereby it has agreed to negotiate exclusively with such proposed purchaser for a period of 90 days. There can be no assurance that such exclusivity period will result in a definitive agreement being executed by the parties, or, if executed, that any proposed transaction will be approved by the shareholders of the Company or that any such transaction will be completed. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

      In order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction involving the Company, the Company has engaged a licensed site remediation professional and special environmental counsel in the State of New Jersey. Certain environmental testing has been done to date and other testing and other related actions will continue. Such efforts are expected to be costly and may require funds to be placed in escrow or alternative arrangements to be made in order to satisfy State of New Jersey requirements.

      The Company maintains a Simplified Employee Pension Plan which was adopted in 1994 for its employees as a retirement and income tax reduction facility. We are currently investigating whether the Plan has met the requirements of the Internal Revenue Service regarding contribution limits and employee deferral amounts. We have taken the steps to have all years of the Plan tested to insure our compliance and will take any appropriate corrective measures.

Liquidity and Capital Resources

      Our primary source of funds is cash flow from operations in the normal course of selling products. On May 31, 2010, we had working capital of $3,178,000, a debt to equity ratio of $0.09 to 1, and stockholders' equity of $4,069,00 compared to working capital of $3,099,000, a debt to equity ratio of
0.06 to 1, and stockholders' equity of $4,038,000 on February 28, 2010. On May 31, 2010, we had $2,048,000 in cash and cash equivalents, total assets of $4,419,000 and total liabilities of $349,000, compared to $1,909,000 in cash and cash equivalents, total assets of $4,299,000 and total liabilities of $261,000 on February 28, 2010.

      Net cash provided by operating activities for the three months ended May 31, 2010 was $124,000 which was primarily the result of net income of $31,000, plus decreases in inventories of $57,000, prepaid expenses of $21,000 and prepaid taxes of $12,000, and an increase in accounts payable of $82,000, offset by an increase in accounts receivable of $115,000. Net cash provided by operating activities for the three months ended May 31, 2009 was $3,000 which was primarily the result of net income of $140,000, plus decreases in prepaid expenses of $20,000 and prepaid taxes of $87,000, offset by a decrease in accrued expenses of $228,000 and increases in accounts receivable of $17,000 and inventories of $21,000.

      Net cash provided by investing activities for the three months ended May 31, 2010 was $15,000 due a decrease in cash value of a life insurance policy of $20,000 offset by payments for property and equipment of $5,000, compared to net cash provided by investing activities of $10,000 for the three months ended May 31, 2009 due a decrease in cash value of a life insurance policy of $38,000 offset by payments for property and equipment of $28,000.

      For the three months ended May 31, 2010 and 2009, there was no net cash from or used by financing activities.

      We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for the balance of fiscal 2011 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

      In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. The Company indicated that the timing of the buyback of the Company's shares will be dictated by overall financial and market conditions and other corporate considerations. The repurchase program may be suspended without further notice. There were no repurchases made by the Company of shares of its Common Stock during the fiscal years ended February 29, 2008, February 28, 2009 and February 28, 2010, and during the first three months of fiscal 2011. In prior years, since the adoption of the program in August 2001, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

ITEM 4T. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                              EPOLIN, INC.
                                              (Registrant)



Dated: July 20, 2010                     By: /s/ Murray S. Cohen
                                             ---------------------------
                                             Murray S. Cohen,
                                             Chairman of the Board



Dated: July 20, 2010                     By: /s/ James Ivchenko
                                             ---------------------------
                                             James Ivchenko,
                                             President
                                             (Principal Financial Officer)

                          EPOLIN, INC. AND SUBSIDIARY

                 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               THREE MONTHS ENDED

                             MAY 31, 2010 AND 2009

                                    CONTENTS

                                                                    PAGE
                                                                    ----
Consolidated Financial Statements:

    Consolidated Balance Sheets (Unaudited)                         2 - 3

    Consolidated Statements of Income (Unaudited)                     4

    Consolidated Statements of Stockholders' Equity (Unaudited)       5

    Consolidated Statements of Cash Flows (Unaudited)                 6

Notes to Consolidated Financial Statements (Unaudited)              7 - 22

                          EPOLIN, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   MAY 31,
                                                                    2010      FEBRUARY 28,
                                                                (UNAUDITED)      2010
                                                                -----------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 2,048,287      1,908,752
   Accounts receivable                                              583,735        469,035
   Inventories                                                      626,824        683,995
   Prepaid expenses                                                  34,569         55,094
   Prepaid taxes                                                     21,604         33,870
   Deferred tax assets-current portion                               14,433         14,698
                                                                -----------   ------------

      Total current assets                                        3,329,452      3,165,444
                                                                -----------   ------------

PLANT, PROPERTY AND EQUIPMENT - AT COST:
   Land                                                              81,000         81,000
   Building and improvements                                        774,550        770,537
   Laboratory equipment                                             210,555        210,555
   Furniture and office equipment                                   273,863        273,863
   Leasehold improvements                                           532,773        532,131
                                                                -----------   ------------
      Total                                                       1,872,741      1,868,086
                                                                -----------   ------------

   Less: Accumulated depreciation and amortization                1,029,513      1,008,372
                                                                -----------   ------------
      Net plant, property and equipment                             843,228        859,714
                                                                -----------   ------------

OTHER ASSETS:
   Deferred tax assets-non current portion                           77,349         85,460
   Cash value - life insurance policy                               168,832        188,641
                                                                -----------   ------------

      Total other assets                                            246,181        274,101
                                                                -----------   ------------

         Total                                                  $ 4,418,861      4,299,259
                                                                ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          EPOLIN, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   MAY 31,
                                                                    2010      FEBRUARY 28,
                                                                (UNAUDITED)       2010
                                                                -----------   ------------
CURRENT LIABILITIES:
   Accounts payable                                              $   98,850         16,777
   Accrued expenses                                                  50,304         47,145
   Taxes payable:
     Payroll                                                          2,208          2,208
                                                                -----------   ------------

        Total current liabilities                                   151,362         66,130

OTHER LIABILITIES - Deferred compensation                           198,072        195,082
                                                                -----------   ------------

        Total liabilities                                           349,434        261,212
                                                                -----------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $2.50 par value; 940,000 shares
      authorized; none issued
   Preferred stock, series A convertible non-cumulative,
      $2.50 par value; redemption price and liquidation
      preference; 60,000 shares authorized; 5,478 shares
      issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized;
      13,115,000 shares issued, and 12,166,355 shares
      shares outstanding at May 31, 2010 and February
      2010, repectively                                           2,364,693      2,364,693
   Additional paid-in capital                                       124,820        124,820
   Retained earnings                                              1,930,996      1,899,616
                                                                -----------   ------------

        Total                                                     4,420,509      4,389,129
   Less: Treasury stock - at cost                                   351,082        351,082
                                                                -----------   ------------

      Total stockholders' equity                                  4,069,427      4,038,047
                                                                -----------   ------------

        Total                                                   $ 4,418,861      4,299,259
                                                                ===========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          EPOLIN, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    THREE MONTHS ENDED MAY 31, 2010 AND 2009

                                                                   2010           2009
                                                               ------------   ------------

SALES                                                          $    811,014        726,169
                                                               ------------   ------------

COST OF SALES AND EXPENSES:
   Cost of sales                                                    398,317        255,655
   Selling, general and administrative                              363,901        259,065
                                                               ------------   ------------

      Total                                                         762,218        514,720
                                                               ------------   ------------

OPERATING INCOME                                                     48,796        211,449
                                                               ------------   ------------

OTHER INCOME:
   Rental income                                                         --          4,500
   Interest                                                           3,351          7,867
                                                               ------------   ------------

      Total                                                           3,351         12,367
                                                               ------------   ------------

INCOME BEFORE TAXES                                                  52,147        223,816

INCOME TAXES                                                         20,767         83,950
                                                               ------------   ------------

NET INCOME                                                     $     31,380        139,866
                                                               ============   ============

PER SHARE DATA:
   Basic earnings per common share                             $         --           0.01
                                                               ============   ============

   Fully diluted earnings per common share                     $         --           0.01
                                                               ============   ============

   Weighted average number of common shares outstanding          12,138,095     12,066,355
                                                               ============   ============

   Fully diluted number of common shares outstanding             12,143,195     12,106,791
                                                               ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          EPOLIN, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                    THREE MONTHS ENDED MAY 3, 2010 AND 2009

                             NUMBER OF                ADDITIONAL
                              SHARES       COMMON      PAID-IN-    RETAINED   TREASURY    TREASURY   STOCKHOLDERS'
                              ISSUED        STOCK       CAPITAL    EARNINGS    SHARES       STOCK      EQUITY
                            ----------   ----------   ----------   ---------  --------    ---------  -------------
BALANCE - March 1, 2009     13,015,000   $2,364,693     104,820    1,430,546   948,645    (351,082)     3,548,977

NET INCOME                          --           --          --      139,866        --          --        139,866
                            ----------   ----------   ---------    ---------  --------    --------    -----------

BALANCE - May 31, 2009      13,015,000   $2,364,693     104,820    1,570,412   948,645    (351,082)     3,688,843
                            ==========   ==========   =========    =========  ========    ========    ===========

BALANCE - March 1, 2010     13,115,000   $2,364,693     124,820    1,899,616   948,645    (351,082)     4,038,047

NET INCOME                          --           --          --       31,380        --          --         31,380
                            ----------   ----------   ---------    ---------  --------    --------    -----------

BALANCE - May 31, 2010      13,115,000   $2,364,693     124,820    1,930,996   948,645    (351,082)     4,069,427
                            ==========   ==========   =========    =========  ========    ========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          EPOLIN, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    THREE MONTHS ENDED MAY 31, 2010 AND 2009

                                                                   2010           2009
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $     31,380        139,866
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                  21,141         25,300
      Deferred tax expense                                            8,376         (2,680)
      Obligation under deferred compensation agreement                2,990          1,423
   (Increase) decrease in:
      Accounts receivable                                          (114,700)       (17,148)
      Inventories                                                    57,171        (20,941)
      Prepaid expenses                                               20,525         20,017
      Prepaid taxes                                                  12,266         86,530
   Increase (decrease) in:
      Accounts payable                                               82,073         (1,640)
      Accrued expenses                                                3,159       (227,658)
                                                               ------------   ------------

         Net cash provided by operating activities                  124,381          3,069
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in cash value - life insurance policy         19,809         37,909
   Payments for plant, property and equipment                        (4,655)       (27,575)
                                                               ------------   ------------

         Net cash provided (used) in investing activities            15,154         10,334
                                                               ------------   ------------

INCREASE (DECREASE) IN CASH                                         139,535         13,403

CASH AND CASH EQUIVALENTS:
   Beginning                                                      1,908,752      1,544,966
                                                               ------------   ------------

   Ending                                                      $  2,048,287      1,558,369
                                                               ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
   Income taxes paid                                           $     33,794        127,818
                                                               ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - ORGANIZATION:

     We are engaged in the development, production and sale of near infrared dyes to the optical industry for laser protection and welding applications, and other dyes and specialty chemical products that serve as intermediates and additives used in the adhesive, plastic, aerospace, credit card security and protective documents industries to customers located in the United States and throughout the world.

     Our wholly owned Subsidiary, Epolin Holding Corporation, was incorporated in New Jersey as a real estate holding company whose assets consist of land and a building. On January 29, 1998, we acquired 100% of the stock in Epolin Holding Corporation. Prior to acquisition, two officers/stockholders controlled it.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     The results of operations for the three-month interim period ended May 31, 2010 and 2009 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2011.

CASH AND CASH EQUIVALENTS - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

CONCENTRATIONS OF CREDIT RISKS - We have at various times of the year had cash deposits in financial institutions and a brokerage house in excess of the amount insured by the agencies of the federal government. In evaluating this credit risk, we periodically evaluate the stability of the financial institution and brokerage house.

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 39.4% of our trade receivables at May 31, 2010.

SOURCE OF RAW MATERIALS - We purchase chemicals from several large chemical manufacturers, further processing them into its saleable products. Although we limit ourselves to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

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

A summary of the major categories of our plant, property and equipment are as follows:

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

     Depreciation and amortization expense totaled $21,141 and $25,300 for the three months ended May 31, 2010 and 2009, respectively.

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

     FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on our financial statements for fiscal year ended 2010. As of May 31, 2010 and 2009, we did not record any unrecognized tax benefits. Our policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

USE OF ESTIMATES - The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION - We recognize revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments, and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. Our policy is to replace certain products that are in nonconformity with customer specifications; however, replacements are made at our discretion subject to in house product lab analysis. There are no terms or conditions set forth within our sales contracts that provide for product replacements. Replacement costs are expensed as incurred.

REGULATIONS - We have expended approximately $15,990 and $5,571 through May 31, 2010 and 2009, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

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

ADVERTISING COSTS - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $10,116 and $6,480 for the three months ended May 31, 2010 and 2009, respectively.

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

STOCK-BASED COMPENSATION - Effective March 1, 2006, we have adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123R requires companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, we have adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. We determine the fair value of stock-based compensation using the Black-Scholes option-pricing model, which requires us to make assumptions regarding future dividends, expected volatility of its stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. As a result of the adoption of FAS 123R, stock-based compensation expense recognized includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

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

     The weighted average Black-Scholes value of options granted under the stock plans during the three months ended May 31, 2010 and 2009 was $.18, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                               MAY 31,
                                                     -------------------------
                                                         2010           2009
                                                     -----------     ---------
     Weighted average expected life in years               2              2
     Volatility                                          7.0%           7.0%
     Risk-free interest rate                             2.8%           4.0%

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

RECENTLY ADOPTED ACCOUNTING STANDARDS - On March 1, 2008, we adopted Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board ("FASB") Staff Position FAS 157-2 ("FSP FAS 157-2") and are effective for the fiscal year beginning March 1, 2009. The adoption of FAS 157 for financial assets and liabilities did not have an impact on our consolidated financial position or results of operations. For additional information on the fair value of financial assets and liabilities, see Note N - Fair Value Measurements.

     Also, effective March 1, 2008, we adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of May 31, 2010, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE C - INCOME TAXES:

1.  Federal and State deferred tax assets include:

                                                            MAY 31,
                                                   ------------------------
                                                       2010         2009
                                                   -----------   ----------
          Temporary differences:
             Accelerated amortization              $     4,318        4,698
             Deferred compensation                      71,410       95,809
             Stock-based compensation                   16,054       16,054
                                                   -----------   ----------
               Total                                    91,782      116,561

          Less: Current portion                         14,433       11,794
                                                   -----------   ----------

          Non-current portion                      $    77,349      104,767
                                                   ===========   ==========

2.  Income tax:

                                                            MAY 31,
                                                   ------------------------
                                                       2010         2009
                                                   -----------   ----------
          Current:
             Federal                               $     8,783       67,200
             State                                       3,608       19,430
                                                   -----------   ----------

               Total current                            12,391       86,630
                                                   -----------   ----------

          Deferred:
             Federal                                     6,055        2,883
             State                                       2,321          203
                                                   -----------   ----------

               Total deferred                            8,376        2,680
                                                   -----------   ----------

                  Total                            $    20,767       83,950
                                                   ===========   ==========

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D - TREASURY STOCK:

Consists of 948,645 shares at a net cost of $351,082 as of May 31, 2010 and February 28, 2010, respectively. There were no purchases of treasury shares made during the three months ended May 31, 2010 and 2009, respectively.

NOTE E - ECONOMIC DEPENDENCY:

     A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2010, approximately 32.9% of sales were to three customers. During the three months ended May 31, 2009, approximately 48.1% of sales were to three customers.

NOTE F - RENTAL INCOME UNDER SUBLEASE:

     We entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. On May 31, 2009, the tenant abandoned the property.

NOTE G - RESEARCH AND DEVELOPMENT:

     We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $100,766 and $100,721 were included in cost of sales for the three months ended May 31, 2010 and 2009, respectively. Expenditures for the fiscal year ended 2011 are projected to remain at approximately the same level as in fiscal 2010.

NOTE H - EMPLOYEE BENEFITS:

SIMPLIFIED EMPLOYEE PENSION PLAN - Effective June 1, 1994, we provide a Simplified Employee Pension Plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $11,212 and $11,085 for the three months ended May 31, 2010 and 2009,respectively. We are currently investigating whether the Plan has met the requirements of the Internal Revenue Service regarding contribution limits and employee deferral amounts. We have taken the steps to have all years of the Plan tested to insure compliance and will take any appropriate corrective measures.

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H - EMPLOYEE BENEFITS (CONTINUED):

STOCK OPTION PLAN - We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through May 31, 2010, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 311,000.

     A summary of the status of our 1998 stock option plan as of May 31, 2010, and the changes during the three months ended May 31, 2010 and 2009 is presented below:

                                             WEIGHTED-AVERAGE
FIXED OPTIONS:                     SHARES     EXERCISE PRICE
--------------                    --------   ----------------
Balance - February 28, 2010        245,000          $.49
                                  ========

Balance - May 31, 2010             245,000          $.49
                                  ========

Exercisable at May 31, 2010        245,000          $.49
                                  ========

STOCK OPTION PLANS - The following table summarizes information about fixed stock options outstanding at May 31, 2010:

                  OUTSTANDING OPTIONS                          EXERCISABLE OPTIONS
---------------------------------------------------     ---------------------------------
                       NUMBER      WEIGHTED-AVERAGE       NUMBER
   RANGE OF         OUTSTANDING       REMAINING         EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICE      AT 05/31/10    CONTRACTUAL LIFE     AT 05/31/10       EXERCISE PRICE
--------------      -----------    ----------------     -----------      ----------------
    $ .41              95,000             3.7              95,000               .32
      .54             150,000             0.1             150,000               .68

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H - EMPLOYEE BENEFITS (CONTINUED):

STOCK OPTION AND STOCK-BASED COMPENSATION PLAN - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of May 31, 2010, 200,000 shares of Common Stock have been granted and 1,300,000 shares remain to be granted.

     The purpose of the Plan is to provide officers, other employees and directors of, and consultants to us, an incentive to (a) enter into and remain in our service or to provide services to us, (b) enhance the our long-term performance, (c) acquire a proprietary interest in us.

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

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I - SEGMENT REPORTING:

     We currently operate in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. We continually evaluate our operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Sales by geographic area are as follows:

                                    THREE MONTHS ENDED
                                          MAY 31,
                               ----------------------------
                                 2010                2009
                               ---------          ---------
      United States            $ 569,235            664,920
      Asia                       107,270             20,674
      Europe                     131,914             38,530
      Other nations                2,595              2,045
                               ---------          ---------

         Total                 $ 811,014            726,169
                               =========          =========

     Two customers, located in the United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 23.8% of sales of infrared dies.

     Long-lived assets include net plant, property and equipment. We had long-lived assets of $843,228 and $859,714 located in the United States at May 31, 2010 and February 28, 2010, respectively.

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE J - ACCRUED EXPENSES:

     Accrued expenses consisted of the following as of May 31, 2010 and 2009, respectively:

                                   MAY 31,   FEBRUARY 28,
                                    2010         2010
                                  --------   ------------
Salaries and wages                $ 22,465           --
     Purchases                       3,149        3,455
     Insurance                          --           --
     Commissions                    10,545       10,545
     Rent                            8,145        8,145
     Professional fees               6,000       25,000
                                  --------     --------

        Total accrued expenses    $ 50,304       47,145
                                  ========     ========

NOTE K - INVENTORIES:

                                   MAY 31,   FEBRUARY 28,
                                    2010         2010
                                  --------   ------------
Raw materials and supplies        $195,097      160,387
Work in process                    112,402       92,421
Finished goods                     319,325      431,187
                                  --------     --------

        Total                     $626,824      683,995
                                  ========     ========

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

                                                    THREE MONTHS ENDED
                                                          MAY 31,
                                                 --------------------------
                                                    2010           2009
                                                 ----------      ----------

      BASIC EARNINGS PER COMMON SHARE:

      Net income                                     31,380         139,866
                                                 ==========      ==========

      Average common shares outstanding          12,138,095      12,066,355
                                                 ==========      ==========

      Basic earnings per common share                    --            0.01
                                                 ==========      ==========

      DILUTED EARNINGS PER COMMON SHARE:

      Net income                                     31,380         139,866
                                                 ==========      ==========

      Average common shares outstanding          12,138,095      12,066,355

      Common shares issuable with respect
         to options issued to employees
         with a dilutive effect                       5,100          40,436
                                                 ----------      ----------

      Total diluted common shares outstanding    12,143,195      12,106,791
                                                 ==========      ==========

      Diluted earnings per common share                  --            0.01
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

LEASE OBLIGATIONS - We lease our real estate under an operating lease with a related party. The lease effective November 1, 1996 was for a term of five (5) years with three (3) five (5) year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the subsidiary. Rent includes reimbursed insurance costs. Generally, management expects that the lease will be renewed in the normal course of business.

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2010 and 2009, respectively.

Future minimum payments for the current option period:

     FISCAL YEARS ENDING FEBRUARY:
     -----------------------------
                  2011                       $ 40,725

DEFERRED COMPENSATION - On December 29, 1995, we entered into a deferred compensation agreement with James Ivchenko, President, whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years. On May 14, 2010, the Board of Directors agreed to surrender the life insurance policy and pay the remaining balance due in a lump sum payment during the current year.

     On January 1, 1996, we entered into a deferred compensation agreement with Dr. Murray S. Cohen, PhD, Chairman of the Board, wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998. On May 14, 2010, the Board of Directors agreed to pay the balance due during the current year.

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE N - FAIR VALUE MEASUREMENTS:

     Effective March 1, 2008, we adopted FAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                           MAY 31, 2010         FEBRUARY 28, 2010
                                     ----------------------   ----------------------
                                      CARRYING       FAIR     CARRYING       FAIR
                                       AMOUNT       VALUE      AMOUNT        VALUE
                                     ----------   ---------   ---------    ---------
ASSETS:
Cash and cash equivalents            $2,048,287   2,048,287   1,908,752    1,908,752
Other assets:
   Cash value - life insurance          168,832     168,832     188,641      188,641
                                     ----------   ---------   ---------    ---------

Total assets at fair value           $2,217,119   2,217,119   2,097,393    2,097,393
                                     ==========   =========   =========    =========

LIABILITIES:

Deferred compensation                $  198,072     198,072     195,082      195,082
                                     ==========   =========   =========    =========

                          EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE N - ENVIRONMENTAL MATTERS

     Our past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor do we expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition, or competitive position. We believe that our current practices and procedures comply with applicable regulations. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in these statements.