Form 10-Q
period 2010-08-31
EPOLIN INC /NJ/
filed 2010-10-15
CIK 797079

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

                 For the quarterly period ended August 31, 2010

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

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,266,355 outstanding as of October 12, 2010.

================================================================================

                                  EPOLIN, INC.

                                TABLE OF CONTENTS

                                                                                    Page

PART I - FINANCIAL INFORMATION
         Item 1.    Financial Statements.                                              3
         Item 2.    Management's  Discussion and Analysis of Financial Condition       3
                    and Results of Operations.
         Item 3.    Quantitative and Qualitative Disclosures About Market Risk.       10
         Item 4T.   Controls and Procedures.                                          10

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings.                                                11
         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.      11
         Item 3.    Default upon Senior Securities.                                   11
         Item 4.    Submission of Matters to a Vote of Security Holders.              11
         Item 5.    Other Information.                                                11
         Item 6.    Exhibits.                                                         11

SIGNATURES                                                                            12

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

      We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2010, approximately 30.4% of sales were to three customers. During the six months ended August 31, 2009, approximately 41.0% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following tables set forth operations data for the three and six months ended August 31, 2010 and 2009.

                          Three Months Ended August 31,
                          -----------------------------

                                            2010           2009       % change
                                          --------       --------     --------

    Sales                                 $670,489       $708,578         -5.5%

    Gross profit                           321,624        358,040        -10.2%

    Gross profit percentage                   48.0%          50.5%        -2.5%

    Selling, general & administrative      259,854        293,191        -11.4%
                                          --------       --------

    Operating income                        61,770         64,849         -4.7%
    Other Income                             2,343          6,757        -65.3%
                                          --------       --------

    Income before taxes                     64,113         71,606        -10.5%

    Income taxes                            16,404         24,126        -32.0%

    Net income (after taxes)              $ 47,709       $ 47,480          0.5%
                                          ========       ========

                           Six Months Ended August 31,
                           ---------------------------

                                           2010           2009        % change
                                        ----------     ----------     --------

    Sales                               $1,481,503     $1,434,747          3.3%

    Gross profit                           734,321        828,554        -11.4%

    Gross profit percentage                   49.6%          57.8%        -8.2%

    Selling, general & administrative      623,755        552,256         12.9%
                                        ----------     ----------

    Operating income                       110,566        276,298        -60.0%
    Other Income                             5,694         19,124        -70.2%
                                        ----------     ----------

    Income before taxes                    116,260        295,422        -60.6%

    Income taxes                            37,171        108,076        -65.6%

    Net income (after taxes)            $   79,089     $  187,346        -57.8%
                                        ==========     ==========

Sales

      For the three months ended August 31, 2010, sales were $670,000 as compared to $709,000 for the three months ended August 31, 2009, a decrease of $39,000 or 5.5%. Sales increased to $1,482,000 for the six months ended August 31, 2010 from $1,435,000 for the six months ended August 31, 2009, an increase of $47,000 or 3.3%.

      Such decrease in sales for the three months ended August 31, 2010 is primarily due to decreased sales in the ink and coating market and light management market which sales decreased by $84,000 and $38,000, respectively, compared to the prior year period, offset by increased sales in the eye protection market which sales increased by $73,000 compared to the prior year period. The increase in sales for the six months ended August 31, 2010 is primarily due to increased sales in the eye protection market and light management market which sales increased by $60,000 and $129,000, respectively, offset by decreased sales in the ink and coating market which sales decreased by $129,000 compared to the prior year period. In both the three and six months ended August 31, 2010 and August 31, 2009, the eye protection market represented our largest market with sales in the eye protection representing 54.9% and 53.1% of sales in the three and six months ended August 31, 2010, and representing 41.6% and 50.7% of sales in the three and six months ended August 31, 2009. Sales in the eye protection market were $368,000 and $786,000 for the three and six months ended August 3, 2010 compared to $295,000 and $727,000 for the three and six months ended August 31, 2009. For the light management market, sales were $167,000 and $464,000 for the three and six months ended August 31, 2010 compared to $205,000 and $335,000 for the three and six months ended August 31, 2009. With regard to the ink and coating market, sales were $112,000 and $166,000 for the three and six months ended August 31, 2010 compared to $205,000 and $335,000 for the three and six months ended August 31, 2009. For the three and six months ended August 31, 2010, sales in the custom market were $23,000 and $63,000 compared to $11,000 and $42,000 for the three and six months ended August 31, 2009.

      Categorized by geographic area, sales in the United States decreased for the six months ended August 31, 2010 while sales increased in Asia and Europe compared to the prior year period. For the six months ended August 31, 2010 compared to the prior year period, sales decreased in the United States to $1,094,000 from $1,224,000, while in Asia sales increased to $199,000 from $88,000, and in Europe sales increased to $185,000 from $120,000.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $322,000 or 48.0% of sales for the three months ended August 31, 2010 compared to $358,000 or 50.5% of sales for the three months ended August 31, 2009. For the six months ended August 31, 2010, gross profit was $734,000 or 49.6% of sales compared to $829,000 or 57.8% of sales for the six months ended August 31, 2009. In terms of absolute dollars, gross profit decreased $36,000 for the three months ended August 31, 2010 compared to the prior year period, and decreased $94,000 for the six months ended August 31, 20010 compared to the six months ended August 31, 2009.

      Cost of sales was $349,000 for the three months ended August 31, 2010 which represented 52.0% of sales compared to $351,000 for the three months ended August 31, 2009 which represented 49.5% of sales. For the six months ended August 31, 2010, cost of sales was $747,000 which represented 50.4% of sales compared to $606,000 which represented 42.2% of sales for the six months ended August 31, 2009.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased to $260,000 for the three months ended August 31, 2010 compared to $293,000 for the three months ended August 31, 2009, a decrease of $33,000, while selling, general and administrative expenses increased to $624,000 for the six months ended August 31, 2010 from $552,000 for the six months ended August 31, 2009, an increase of $72,000. For the six months ended August 31, 2010 compared to the prior year period, in terms of absolute dollars, the increase was primarily due to a substantial increase in professional fees, primarily due to services not regularly incurred principally due to actions taken in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below. As a percentage of sales, selling, general and administrative expenses were 38.8% of sales for the three months ended August 31, 2010 compared to 41.4% of sales for the three months ended August 31, 2009, while for the six months ended August 31, 2010, selling, general and administrative expenses were 42.1% of sales compared to 38.5% of sales for the six months ended August 31, 2009.

Operating Income

      Operating income, in terms of absolute dollars, decreased to $62,000 for the three months ended August 31, 2010 from $65,000 for the three months ended August 31, 2009, a decrease of $3,000, while operating income decreased to $111,000 for the six months ended August 31, 2010 from $276,000 for the six months ended August 31, 2009, a decrease of $165,000. While sales increased by $47,000 in the six months ended August 31, 2010 compared to the prior year period, such increase was offset by a greater increase in cost of sales and in selling, general and administrative expenses compared to the prior year period. As a percentage of sales, operating income was 9.2% of sales for the three months ended August 31, 2010 and the three months ended August 31, 2009. For the six months ended August 31, 2010 compared to the prior year period, operating income decreased as a percentage of sales to 7.5% from 19.3%.

Other Income

      Total other income was $2,000 and $6,000 for the three and six months ended August 31, 2010 compared to $7,000 and $19,000 for the three and six months ended August 31, 2009. We had no rental income for the three and six months ended August 31, 2010 compared to $0 and $4,500 for the three and six months ended August 31, 2009. In May 2009, our subtenant abandoned the premises which it had been subleasing since September 2005. Our interest income was $2,000 and $6,000 for the three and six months ended August 31, 2010 compared to $7,000 and $15,000 for the prior year periods.

Net Income

      During the three months ended August 31, 2010, we reported income before taxes of $64,000 as compared to income before taxes of $72,000 for the three months ended August 31, 2009, a decrease of $8,000. During the six months ended August 31, 2010, we reported income before taxes of $116,000 as compared to income before taxes of $295,000 for the six months ended August 31, 2009, a decrease of $179,000. Income taxes were $16,000 and $37,000 for the three and six months ended August 31, 2010 while income taxes were $24,000 and $108,000 for the comparable periods of 2009. Net income after taxes was $48,000 or $0.00 per share for the three months ended August 31, 2010 as compared to net income after taxes of $47,000 or $0.00 per share for the three months ended August 31, 2009. For the six months ended August 31, 2010, net income after taxes was $79,000 or $0.01 per share as compared to net income after taxes of $187,000 or $0.02 per share for the six months ended August 31, 2009. As a percentage of sales, net income after taxes was 7.2% of sales for the three months ended August 31, 2010 compared to 6.7% of sales for the three months ended August 31, 2009, while for the six months ended August 31, 2010, net income after taxes was 5.3% of sales compared to 13.1% of sales for the six months ended August 31, 2009.

      Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. In fiscal 2007, however, sales decreased by $91,000 compared to fiscal 2006 and, in fiscal 2008, sales decreased by $17,000 compared to fiscal 2007. The largest reduction in sales in recent years occurred in fiscal 2009 with sales decreasing by $501,000 compared to fiscal 2008. While sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the prior year with sales decreasing by $147,000 in fiscal 2010 compared to fiscal 2009. Nevertheless, we did have four consecutive years of decreased sales compared to sales in the immediate prior year. One positive sign, however, is that net income did improve by $142,000 in fiscal 2010 compared to the prior year. This favorably compares to net income in fiscal 2009 compared to fiscal 2008 in which net income decreased by $396,000. However, in the first six months of fiscal 2011, while sales increased by $47,000 compared to the prior year period, net income decreased by $108,000 in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

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

      As previously disclosed, Millburn Capital Group was retained in February 2009 as the Company's financial advisor in connection with the Board's decision to explore strategic alternatives for the Company, including the potential sale of the Company. The Company continues to pursue such strategic alternatives. There can be no assurance that any such transaction can or will be completed. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

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

      The Company maintained a Simplified Employee Pension Plan which was adopted in 1994 for its employees as a retirement and income tax reduction facility. We have recently tested all years of the Plan to insure compliance with Internal Revenue Service regulations and, during the quarter ended August 31, 2010, we received the test results for all years it was in effect. In accordance with the results, we have accrued a contribution to the Plan in the amount of $273,851 which is reflected in the financial statements included with this report. Subsequent to the quarter ended August 31, 2010, the Company terminated its Simplified Employee Pension Plan and adopted a 401(k) Plan in its place.

Liquidity and Capital Resources

      Our primary source of funds is cash flow from operations in the normal course of selling products. On August 31, 2010, we had working capital of $2,960,000, a debt to equity ratio of 0.09 to 1, and stockholders' equity of $3,833,000 compared to working capital of $3,099,000, a debt to equity ratio of
0.06 to 1, and stockholders' equity of $4,038,000 on February 28, 2010. On August 31, 2010, we had $2,239,000 in cash and cash equivalents, total assets of $4,190,000 and total liabilities of $357,000, compared to $1,909,000 in cash and cash equivalents, total assets of $4,299,000 and total liabilities of $261,000 on February 28, 2010.

      Net cash provided by operating activities for the six months ended August 31, 2010 was $146,000 which was primarily the result of net income of $79,000, plus decreases in accounts receivable of $121,000, inventories of $30,000, prepaid expenses of $41,000, increases in accounts payable of $31,000, and accrued expenses of $259,000 (principally due to a pension contribution of $273,851 described above), offset by an increase in prepaid taxes of $13,000 and a prior period adjustment for pension contribution of $262,000 and an adjustment of $195,000 due to obligations under deferred compensation agreements. The adjustment of $262,000 represents the liability we have incurred to correct the Simplified Employee Pension Plan as described above. The adjustment of $195,000 represents the aggregate of the amount paid to the Company's President for the remaining balance due to him under a deferred compensation agreement and an amount paid to the Company's Chairman for a deferred compensation accrual remaining due to him, each of which was paid in the second quarter of fiscal 2011. Net cash provided by operating activities for the six months ended August 31, 2009 was $123,000 which was primarily the result of net income of $187,000, plus decreases in inventories of $19,000, prepaid expenses of $40,000 and prepaid taxes of $168,000, and increases in accounts payable of $16,000, offset by increases in accounts receivable of $95,000 and accrued expenses of $261,000.

      Net cash provided by investing activities for the six months ended August 31, 2010 was $185,000 due to a decrease in cash value of a life insurance policy of $189,000 (resulting from the surrender of a life insurance policy for its net surrender value maintained in connection with the deferred compensation agreement with the Company's President) offset by payments of plant, property and equipment of $4,000. Net cash provided in investing activities for the six months ended August 31, 2009 was $10,000 due to a decrease in cash value of a life insurance policy of $38,000 offset by payments for property and equipment of $28,000.

      For the six months ended August 31, 2010, there was no net cash from or used by financing activities.

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

      In August 2001, the Board of Directors of the Company authorized a 500,000 share stock repurchase program. Pursuant to the repurchase program, the Company may purchase up to 500,000 shares of its common stock in the open market or in privately negotiated transactions from time to time, based on market prices. There have been no repurchases made by the Company under the repurchase program since the fiscal year ended February 28, 2007. Since the adoption of the program and through the fiscal year ended February 28, 2007, a total of 331,500 shares were repurchased at a cumulative cost of $195,766.

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

Item 4T. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2010, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                              EPOLIN, INC.
                                              (Registrant)

Dated: October 15, 2010                  By: /s/ Murray S. Cohen
       ----------------                      -------------------
                                             Murray S. Cohen,
                                             Chairman of the Board

Dated: October 15, 2010                  By: /s/ James Ivchenko
       ----------------                      ------------------
                                             James Ivchenko,
                                             President
                                             (Principal Financial Officer)

                           EPOLIN, INC. AND SUBSIDIARY

                  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                SIX MONTHS ENDED

                            AUGUST 31, 2010 AND 2009

                                    CONTENTS

                                                                     Page
                                                                    ------
Consolidated Financial Statements:

   Consolidated Balance Sheets (Unaudited)                           2 - 3

   Consolidated Statements of Income Six Months Ended
      (Unaudited)                                                        4

   Consolidated Statements of Income Three Months Ended
      (Unaudited)                                                        5

   Consolidated Statements of Stockholders' Equity (Unaudited)           6

   Consolidated Statements of Cash Flows (Unaudited)                     7

Notes to Consolidated Financial Statements (Unaudited)              8 - 23

                           EPOLIN, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       August 31,
                                                          2010      February 28,
                                                      (Unaudited)       2010
                                                      -----------   ------------
Current assets:
   Cash and cash equivalents                          $ 2,239,062      1,908,752
   Accounts receivable                                    348,220        469,035
   Inventories                                            653,992        683,995
   Prepaid expenses                                        13,970         55,094
   Prepaid taxes                                           47,330         33,870
   Deferred tax assets-current portion                     14,398         14,698
                                                      -----------   ------------

      Total current assets                              3,316,972      3,165,444
                                                      -----------   ------------

 Plant, property and equipment - at cost:
   Land                                                    81,000         81,000
   Building and improvements                              774,550        770,537
   Laboratory equipment                                   210,555        210,555
   Furniture and office equipment                         273,863        273,863
   Leasehold improvements                                 532,129        532,131
                                                      -----------   ------------

      Total                                             1,872,097      1,868,086

   Less: Accumulated depreciation and amortization      1,050,655      1,008,372
                                                      -----------   ------------

      Net plant, property and equipment                   821,442        859,714
                                                      -----------   ------------

 Other assets:
   Deferred tax assets-non current portion                 51,560         85,460
   Cash value - life insurance policy                          --        188,641
                                                      -----------   ------------

      Total other assets                                   51,560        274,101
                                                      -----------   ------------

         Total                                        $ 4,189,974      4,299,259
                                                      ===========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      August 31,
                                                                         2010       February 28,
                                                                      (Unaudited)       2010
                                                                      -----------   ------------
Current liabilities:
   Accounts payable                                                   $    48,088         16,777
   Accrued expenses                                                       306,483         47,145
   Taxes payable:
      Payroll                                                               2,208          2,208
                                                                      -----------   ------------

         Total current liabilities                                        356,779         66,130
                                                                      -----------   ------------

Other liabilities - Deferred compensation                                      --        195,082
                                                                      -----------   ------------

         Total liabilities                                                356,779        261,212
                                                                      -----------   ------------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $2.50 par value; 940,000 shares authorized;
      none issued
      Preferred stock, series A convertible non-cumulative, $2.50 par value; redemption price and liquidation preference;
      60,000 shares authorized; 5,478 shares issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized;
      13,115,000 shares issued, and 12,166,355 shares shares
      outstanding at August 31, 2010 and February 28, 2010,
      repectively                                                       2,364,693      2,364,693
      Additional paid-in capital                                          103,125        124,820
      Retained earnings                                                 1,716,459      1,899,616
                                                                      -----------   ------------

         Total                                                          4,184,277      4,389,129
      Less: Treasury stock - at cost                                      351,082        351,082
                                                                      -----------   ------------

      Total stockholders' equity                                        3,833,195      4,038,047
                                                                      -----------   ------------

         Total                                                        $ 4,189,974      4,299,259
                                                                      ===========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                    SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

                                                              2010         2009
                                                          -----------   -----------
Sales                                                     $ 1,481,503     1,434,747
                                                          -----------   -----------

Cost of sales and expenses:
   Cost of sales                                              747,182       606,193
   Selling, general and administrative                        623,755       552,256
                                                          -----------   -----------

      Total                                                 1,370,937     1,158,449
                                                          -----------   -----------

Operating income                                              110,566       276,298
                                                          -----------   -----------

Other income:
   Rental income                                                   --         4,500
   Interest                                                     5,694        14,624
                                                          -----------   -----------

      Total                                                     5,694        19,124
                                                          -----------   -----------

Income before taxes                                           116,260       295,422

Income taxes                                                   37,171       108,076
                                                          -----------   -----------

Net income                                                $    79,089       187,346
                                                          ===========   ===========
Per share data:
   Basic earnings per common share                        $      0.01          0.02
                                                          ===========   ===========

   Fully diluted earnings per common share                $      0.01          0.02
                                                          ===========   ===========

   Weighted average number of common shares outstanding    12,144,428    12,066,355
                                                          ===========   ===========

   Fully diluted number of common shares outstanding       12,161,528    12,069,235
                                                          ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                   THREE MONTHS ENDED AUGUST 31, 2010 AND 2009

                                                              2010          2009
                                                          -----------   -----------
Sales                                                     $   670,489       708,578
                                                          -----------   -----------

Cost of sales and expenses:
   Cost of sales                                              348,865       350,538
   Selling, general and administrative                        259,854       293,191
                                                          -----------   -----------

      Total                                                   608,719       643,729
                                                          -----------   -----------

Operating income                                               61,770        64,849
                                                          -----------   -----------

Other income:
   Interest                                                     2,343         6,757
                                                          -----------   -----------

      Total                                                     2,343         6,757
                                                          -----------   -----------

Income before taxes                                            64,113        71,606

Income taxes                                                   16,404        24,126
                                                          -----------   -----------

Net income                                                $    47,709        47,480
                                                          ===========   ===========

Per share data:
   Basic earnings per common share                        $        --            --
                                                          ===========   ===========

   Fully diluted earnings per common share                $        --            --
                                                          ===========   ===========

   Weighted average number of common shares outstanding    12,152,225    12,066,355
                                                          ===========   ===========

   Fully diluted number of common shares outstanding       12,169,325    12,069,235
                                                          ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                    SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

                                                         Additional
                              Number of       Common      Paid-in-     Retained     Treasury   Treasury   Stockholders'
                            Shares Issued     Stock       Capital      Earnings      Shares      Stock        Equity
                            -------------   ----------   ----------   -----------   --------   --------   -------------
Balance - March 1, 2009        13,015,000   $2,364,693      104,820     1,430,546    948,645   (351,082)      3,548,977

Net income                             --           --           --       187,346         --         --         187,346
                            -------------   ----------   ----------   -----------   --------   --------   -------------

Balance - August 31, 2009      13,015,000   $2,364,693      104,820     1,617,892    948,645   (351,082)      3,736,323
                            =============   ==========   ==========   ===========   ========   ========   =============

Balance - March 1, 2010        13,115,000   $2,364,693      124,820     1,899,616    948,645   (351,082)      4,038,047

Prior period adjustment -
pension contribution                   --           --           --      (262,246)        --         --        (262,246)

Stock-based compensation               --           --      (21,695)           --         --         --         (21,695)

Net income                             --           --           --        79,089         --         --          79,089
                            -------------   ----------   ----------   -----------   --------   --------   -------------

Balance - August 31, 2010      13,115,000   $2,364,693      103,125     1,716,459    948,645   (351,082)      3,833,195
                            =============   ==========   ==========   ===========   ========   ========   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    SIX MONTHS ENDED AUGUST 31, 2010 AND 2009

                                                                    2010         2009
                                                                 -----------   ---------
Cash flows from operating activities:
   Net income                                                    $    79,089     187,346
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   42,283      50,600
      Prior period adjustment pension contribution                  (262,246)         --
      Stock based compensation                                       (21,695)         --
      Deferred tax expense                                            34,200      (5,324)
      Obligation under deferred compensation agreement              (195,082)      2,847
   (Increase) decrease in:
      Accounts receivable                                            120,815     (94,785)
      Inventories                                                     30,003      19,024
      Prepaid expenses                                                41,124      40,446
      Prepaid taxes                                                  (13,460)    167,737
   Increase (decrease) in:
      Accounts payable                                                31,311      16,258
      Accrued expenses                                               259,338    (260,844)
                                                                 -----------   ---------

         Net cash provided by operating activities                   145,680     123,305
                                                                 -----------   ---------

Cash flows from investing activities:
   (Increase) decrease in cash value - life insurance policy         188,641      37,909
   Payments for plant, property and equipment                         (4,011)    (27,575)
                                                                 -----------   ---------

         Net cash provided (used) in investing activities            184,630      10,334
                                                                 -----------   ---------

Increase (decrease) in cash                                          330,310     133,639

Cash and cash equivalents:
   Beginning                                                       1,908,752   1,544,966
                                                                 -----------   ---------

   Ending                                                        $ 2,239,062   1,678,605
                                                                 ===========   =========

Supplemental disclosures of cash flows:
   Income taxes paid                                             $    50,100     129,700
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

      The results of operations for the six-month interim period ended August 31, 2010 and 2009 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2011.

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

      Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 35.2% of our trade receivables at August 31, 2010.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of August 31, 2010 and for the six months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                        Epolin         Epolin
                                         Inc.      Holding, Corp.   Eliminations   Consolidated
                                      ----------   --------------   ------------   ------------
Current assets                        $2,822,690          494,282             --      3,316,972
Non-current assets                     1,367,284          633,733     (1,128,015)       873,002
                                      ----------   --------------   ------------   ------------
         Total                        $4,189,974        1,128,015     (1,128,015)     4,189,974
                                      ==========   ==============   ============   ============

   Total liabilities                  $  356,779           24,435        (24,435)       356,779
                                      ----------   --------------   ------------   ------------

Stockholders' equity:
   Common stock                        2,364,693               --             --      2,364,693
   Additional paid-in capital            103,125               --             --        103,125
   Retained earnings                   1,716,459        1,103,580     (1,103,580)     1,716,459
   Treasury stock                       (351,082)              --             --       (351,082)
                                      ----------   --------------   ------------   ------------

   Total stockholders' equity          3,833,195        1,103,580     (1,103,580)     3,833,195
                                      ----------   --------------   ------------   ------------

      Total                           $4,189,974        1,128,015     (1,128,015)     4,189,974
                                      ==========   ==============   ============   ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                        Epolin         Epolin
                                         Inc.      Holding, Corp.   Eliminations   Consolidated
                                      ----------   --------------   ------------   ------------
Sales                                 $1,481,503               --             --      1,481,503
Rental income                                 --           48,870        (48,870)            --
                                      ----------   --------------   ------------   ------------
      Total                            1,481,503           48,870        (48,870)     1,481,503
                                      ----------   --------------   ------------   ------------

Cost of sales                            747,182               --             --        747,182
Selling, general and administrative      656,557           16,068        (48,870)       623,755
                                      ----------   --------------   ------------   ------------

      Total                            1,403,739           16,068        (48,870)     1,370,937
                                      ----------   --------------   ------------   ------------

Operating income                          77,764           32,802             --        110,566

Other income - interest                    4,622            1,072             --          5,694
                                      ----------   --------------   ------------   ------------

Income before taxes                       82,386           33,874             --        116,260

Income taxes                              34,259            2,912             --         37,171
                                      ----------   --------------   ------------   ------------

Net income                            $   48,127           30,962             --         79,089
                                      ==========   ==============   ============   ============

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

      Depreciation and amortization expense totaled $42,283 and $50,600 for the six months ended August 31, 2010 and 2009, respectively.

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

      FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on our financial statements for fiscal year ended 2010. As of August 31, 2010 and 2009, we did not record any unrecognized tax benefits. Our policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Regulations - We have expended approximately $45,471 and $19,456 through August 31, 2010 and 2009, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $11,930 and $8,925 for the six months ended August 31, 2010 and 2009, respectively.

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

      The weighted average Black-Scholes value of options granted under the stock plans during the six months ended August 31, 2010 and 2009 was $.32 and $.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                             August 31,
                                                       ---------------------
                                                          2010        2009
                                                       ---------   ---------
      Weighted average expected life in years                  3           2
      Volatility                                             7.0%        7.0%
      Risk-free interest rate                                3.2%        2.8%

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

      Also, effective March 1, 2008, we adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of August 31, 2010, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - Income Taxes:

1. Federal and State deferred tax assets include:

                                                          August 31,
                                                   ------------------------
                                                       2010         2009
                                                   -----------   ----------
         Temporary differences:
            Accelerated amortization               $     7,925        6,730
            Deferred compensation                       41,979       96,421
            Stock-based compensation                    16,054       16,054
                                                   -----------   ----------
               Total                                    65,958      119,205

         Less: Current portion                          14,398       11,804
                                                   -----------   ----------

         Non-current portion                       $    51,560      107,401
                                                   ===========   ==========

2. Income tax:

                                                          August 31,
                                                   ------------------------
                                                       2010         2009
                                                   -----------   ----------
         Current:
            Federal                                $       (17)      88,300
            State                                        2,988       25,100
                                                   -----------   ----------

               Total current                             2,971      113,400
                                                   -----------   ----------

         Deferred:
            Federal                                     29,400        5,737
            State                                        4,800          413
                                                   -----------   ----------

               Total deferred                           34,200        5,324
                                                   -----------   ----------

                  Total                            $    37,171      108,076
                                                   ===========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE D - Treasury Stock:

      Consists of 948,645 shares at a net cost of $351,082 as of August 31, 2010 and February 28, 2010, respectively. There were no purchases of treasury shares made during the six months ended August 31, 2010 and 2009, respectively.

NOTE E - Economic Dependency:

      A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2010, approximately 30.4% of sales were to three customers. During the six months ended August 31, 2009, approximately 41.0% of sales were to three customers.

NOTE F - Rental Income Under Sublease:

      We entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. On May 31, 2009, the tenant abandoned the property.

NOTE G - Research and Development:

      We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $203,127 and $197,460 were included in cost of sales for the six months ended August 31, 2010 and 2009, respectively. Expenditures for the fiscal year ended 2011 are projected to remain at approximately the same level as in fiscal 2010.

NOTE H - Employee Benefits:

Simplified Employee Pension Plan - Effective June 1, 1994, we provide a SAR/SEP plan to its employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $35,975 and $23,881 for the six months ended August 31, 2010 and 2009, respectively. The plan has not met the requirements of Section 416 and Section 408(k) (6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $273,851. See Note P - Prior Period Adjustment.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option Plan - We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through August 31, 2010, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

      A summary of the status of our 1998 stock option plan as of August 31, 2010, and the changes during the six months ended August 31, 2010 and 2009 is presented below:

                                             Weighted-Average
Fixed Options:                     Shares     Exercise Price
--------------                    --------   ----------------
Balance - February 28, 2010        245,000   $            .49
                                  ========

Options cancelled                  150,000
                                  ========

Balance - August 31, 2010           95,000   $            .32
                                  ========

Exercisable at August 31, 2010       95,000  $            .32
                                  ========

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at August 31, 2010:

              Outstanding Options                       Exercisable Options
-----------------------------------------------   ------------------------------
                    Number     Weighted-Average      Number
   Range of      Outstanding       Remaining      Exercisable   Weighted-Average
Exercise Price   at 08/31/10   Contractual Life   at 08/31/10    Exercise Price
--------------   -----------   ----------------   -----------   ----------------
$          .41      95,000            3.4            95,000            .32

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of August 31, 2010, 200,000 shares of Common Stock have been granted and 1,300,000 shares remain to be granted.

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

Sales by geographic area are as follows:

                                  Six Months Ended
                                     August 31,
                             -------------------------
                                 2010          2009
                             -----------   -----------
      United States          $ 1,094,321     1,223,858
      Asia                       198,721        88,470
      Europe                     184,564       119,539
      Other nations                3,897         2,880
                             -----------   -----------

         Total               $ 1,481,503     1,434,747
                             ===========   ===========

      Two customers, located in the United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 23.2% of sales of infrared dies.

      Long-lived assets include net plant, property and equipment. We had long-lived assets of $821,442 and $859,714 located in the United States at August 31, 2010 and February 28, 2010, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J - Accrued Expenses:

      Accrued expenses consisted of the following as of August 31, 2010 and February 8, 2010, respectively:

                                  August 31,   February 28,
                                     2010          2010
                                  ----------   ------------
Salaries and wages                $    7,534             --
   Purchases                           3,149          3,455
   Pension contribution              273,851             --
   Commissions                         7,804         10,545
   Rent                                8,145          8,145
   Professional fees                   6,000         25,000
                                  ----------   ------------

      Total accrued expenses      $  306,483         47,145
                                  ==========   ============

NOTE K - Inventories:

                                  August 31,   February 28,
                                     2010          2010
                                  ----------   ------------
   Raw materials and supplies     $  175,771        160,387
   Work in process                    96,832         92,421
   Finished goods                    381,389        431,187
                                  ----------   ------------

      Total                       $  653,992        683,995
                                  ==========   ============

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

                                           Three Months Ended           Six Months Ended
                                               August 31,                  August 31,
                                       -------------------------   -------------------------
                                           2010          2009          2010          2009
                                       -----------   -----------   -----------   -----------
Basic Earnings Per Common Share:

Net income                                  47,709        47,480        79,089       187,346
                                       ===========   ===========   ===========   ===========

Average common shares outstanding       12,152,225    12,066,355    12,144,428    12,066,355
                                       ===========   ===========   ===========   ===========

Basic earnings per common share                 --            --          0.01          0.02
                                       ===========   ===========   ===========   ===========

Diluted Earnings Per Common Share:

Net income                                  47,709        47,480        79,089       187,346
                                       ===========   ===========   ===========   ===========

Average common shares outstanding       12,152,225    12,066,355    12,144,428    12,066,355

Common shares issuable with respect
   to options issued to employees
   with a dilutive effect                   17,100         2,880        17,100         2,880
                                       -----------   -----------   -----------   -----------

Total diluted common shares
   outstanding                          12,169,325    12,069,235    12,161,528    12,069,235
                                       ===========   ===========   ===========   ===========

Diluted earnings per common share               --            --          0.01          0.02
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

Simplified Employee Pension Plan - Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $273,851. See Note P - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2010 and 2009, respectively.

Future minimum payments for the current option period:

      Fiscal Years Ending February:
      -----------------------------
                   2011                     $16,290

Deferred Compensation - On December 29, 1995, we entered into a deferred compensation agreement with James Ivchenko, President, whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years. On May 14, 2010, the Board of Directors agreed to surrender the life insurance policy. The remaining balance of $128,000 was paid during the current quarter ended August 31, 2010.

      On January 1, 1996, we entered into a deferred compensation agreement with Dr. Murray S. Cohen, PhD, Chairman of the Board, wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998. On May 14, 2010, the Board of Directors agreed to pay the balance due during the current year. This balance was paid during the current quarter ended August 31, 2010.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                      August 31, 2010          February 28, 2010
                                  -----------------------   -----------------------
                                   Carrying       Fair       Carrying       Fair
                                    Amount        Value       Amount        Value
                                  ----------   ----------   ----------   ----------
Assets:
Cash and cash equivalents         $2,239,062    2,239,062    1,908,752    1,908,752
Other assets:
   Cash value - life insurance            --           --      188,641      188,641
                                  ----------   ----------   ----------   ----------

Total assets at fair value        $2,239,062    2,239,062    2,097,393    2,097,393
                                  ==========   ==========   ==========   ==========

Liabilities:

Deferred compensation             $       --           --      195,082      195,082
                                  ==========   ==========   ==========   ==========

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE O - Environmental Matters

      Our past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor do we expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition, or competitive position. We have engaged a licensed site remediation professional and special environmental counsel in order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction of our company. We believe that our current practices and procedures comply with applicable regulations. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in these statements.

NOTE P - Prior Period Adjustment

      During the quarter ended August 31, 2010, we received the test results of our Simplified Employee Pension Plan for all years it was in effect. The liability we have incurred to correct the plan in the amount of $262,246 is presented in the financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings.