Form 10-Q
period 2010-11-30
EPOLIN INC /NJ/
filed 2011-01-14
CIK 797079

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

                For the quarterly period ended November 30, 2010

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

        Large accelerated filer   [ ]           Accelerated filer         [ ]
        Non-accelerated filer     [ ]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                Yes [ ] No [X]

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 12,266,355 outstanding as of January 12, 2011.

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

      We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2010, approximately 27.9% of sales were to three customers. During the nine months ended November 30, 2009, approximately 38.0% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

      The following tables set forth operations data for the three and nine months ended November 30, 2010 and 2009.

                         Three Months Ended November 30,
                         -------------------------------

                                                2010         2009      % change
                                             ----------   ----------  ---------

         Sales                               $  802,397   $  805,913       -0.4%

         Gross profit                           372,262      460,974      -19.2%

         Gross profit percentage                   46.4%        57.2%     -10.8%

         Selling, general & administrative      432,792      262,402       64.9%
                                             ----------   ----------

         Operating income                       (60,530)     198,572     -130.5%
         Other Income                             2,283        5,893      -61.3%
                                             ----------   ----------

         Income (loss) before taxes             (58,247)     204,465     -128.5%

         Income taxes                           (19,130)     77,457      -124.7%
                                             ----------   ----------

         Net income (loss) (after taxes)     $  (39,117)  $  127,008     -130.8%
                                             ==========   ==========

                         Nine Months Ended November 30,
                         ------------------------------

                                                2010         2009      % change
                                             ----------   ----------  ---------

         Sales                               $2,283,900   $2,240,660        1.9%

         Gross profit                         1,106,583    1,289,528      -14.2%

         Gross profit percentage                   48.5%        57.6%      -9.1%

         Selling, general & administrative    1,056,547      814,658       29.7%
                                             ----------   ----------

         Operating income                        50,036      474,870      -89.5%
         Other Income                             7,977       25,017      -68.1%
                                             ----------   ----------

         Income before taxes                     58,013      499,887      -88.4%

         Income taxes                            18,041      185,533      -90.3%
                                             ----------   ----------

         Net income (after taxes)            $   39,972   $  314,354      -87.3%
                                             ==========   ==========

Sales

      For the three months ended November 30, 2010, sales were $802,000 as compared to $806,000 for the three months ended November 30, 2009, a decrease of $4,000 or 0.4%. Sales increased to $2,284,000 for the nine months ended November 30, 2010 from $2,241,000 for the nine months ended November 30, 2009, an increase of $43,000 or 1.9%.

      While there was no significant change in total sales in the three months ended November 30, 2010 compared to the three months ended November 30, 2009, sales in the eye protection market and the ink and coating market did decrease offset by an increase in sales in the light management market. The modest increase in sales for the nine months ended November 30, 2010 compared to the nine months ended November 30, 2009 was primarily due to an increase in sales in the light management market with sales in the eye protection remaining relatively constant, partially offset by a continuing decrease in sales in the ink and coating market.

      Categorized by geographic area, sales in the United States decreased for the nine months ended November 30, 2010 while sales increased in Asia and Europe compared to the prior year period. For the nine months ended November 30, 2010 compared to the prior year period, sales decreased in the United States to $1,600,000 from $1,869,000, while in Asia sales increased to $334,000 from $161,000, and in Europe sales increased to $346,000 from $206,000.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $372,000 or 46.4% of sales for the three months ended November 30, 2010 compared to $461,000 or 57.2% of sales for the three months ended November 30, 2009. For the nine months ended November 30, 2010, gross profit was $1,107,000 or 48.5% of sales compared to $1,290,000 or 57.6% of sales for the nine months ended November 30, 2009. In terms of absolute dollars, gross profit decreased $89,000 for the three months ended November 30, 2010 compared to the prior year period, and decreased $183,000 for the nine months ended November 30, 20010 compared to the nine months ended November 30, 2009.

      Cost of sales was $430,000 for the three months ended November 30, 2010 which represented 53.6% of sales compared to $345,000 for the three months ended November 30, 2009 which represented 42.8% of sales. For the nine months ended November 30, 2010, cost of sales was $1,177,000 which represented 51.5% of sales compared to $951,000 which represented 42.4% of sales for the nine months ended November 30, 2009.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $433,000 for the three months ended November 30, 2010 compared to $262,000 for the three months ended November 30, 2009, an increase of $171,000, while selling, general and administrative expenses increased to $1,057,000 for the nine months ended November 30, 2010 from $815,000 for the nine months ended November 30, 2009, an increase of $242,000. For the three and nine months ended November 30, 2010 compared to the prior year periods, in terms of absolute dollars, the increase was primarily due to a substantial increase in professional fees, primarily due to services not regularly incurred in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below. As a percentage of sales, selling, general and administrative expenses were 54.0% of sales for the three months ended November 30, 2010 compared to 32.5% of sales for the three months ended
November 30, 2009, while for the nine months ended November 30, 2010, selling, general and administrative expenses were 46.3% of sales compared to 36.4% of sales for the nine months ended November 30, 2009.

Operating Income (Loss)

      The Company suffered an operating loss of $61,000 for the three months ended November 30, 2010 compared to operating income of $199,000 for the three months ended November 30, 2010, a decrease of $260,000. Operating income was $50,000 for the nine months ended November 30, 2010 compared to $475,000 for the nine months ended November 30, 2009, a decrease of $425,000. While there was not a significant change in total sales from period to period, cost of sales and selling, general and administrative expenses increased in both the three and nine months ended November 30, 2010 compared to the prior year periods. As a percentage of sales, operating income was 2.2% of sales for the nine months ended November 30, 2010 compared to 21.2% of sales for the nine months ended November 30, 2009.

Other Income

      Total other income was $2,000 and $8,000 for the three and nine months ended November 30, 2010 compared to $6,000 and $25,000 for the three and nine months ended November 30, 2009. We had no rental income for the three and nine months ended November 30, 2010 compared to $0 and $4,000 for the three and nine months ended November 30, 2009. In May 2009, our subtenant abandoned the premises which it had been subleasing since September 2005. Our interest income was $2,000 and $8,000 for the three and nine months ended November 30, 2010 compared to $6,000 and $21,000 for the prior year periods.

Net Income

      During the three months ended November 30, 2010, we reported a loss before taxes of $58,000 as compared to income before taxes of $204,000 for the three months ended November 30, 2009, a decrease of $262,000. During the nine months ended November 30, 2010, we reported income before taxes of $58,000 as compared to income before taxes of $500,000 for the nine months ended November 30, 2009, a decrease of $442,000. Income taxes were $(19,130) and $18,000 for the three and nine months ended November 30, 2010 while income taxes were $77,000 and $186,000 for the comparable periods of 2009. We had a net loss after taxes of $39,000 or $0.00 per share for the three months ended November 30, 2010 as compared to net income after taxes of $127,000 or $0.01 per share for the three months ended November 30, 2009. For the nine months ended November 30, 2010, net income after taxes was $40,000 or $0.00 per share as compared to net income after taxes of $314,000 or $0.03 per share for the nine months ended November 30, 2009. As a percentage of sales, net income after taxes was 1.8% of sales for the nine months ended November 30, 2010 compared to 14.0% of sales for the nine months ended November 30, 2009.

      Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. However, we have now had four consecutive years of decreased sales compared to sales in the immediate prior year. One positive sign, however, is that net income did improve by $142,000 in fiscal 2010 compared to the prior year. This favorably compares to net income in fiscal 2009 compared to fiscal 2008 in which net income decreased by $396,000. However, in the first nine months of fiscal 2011, while total sales have remained relatively constant increasing by $43,000 compared to the prior year period, net income decreased by $274,000 in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Operations Outlook

      Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006. Beginning in fiscal 2007, sales have decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year. While sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the change between fiscal 2008 and 2009. During fiscal 2010 sales were $2,945,000 compared to sales of $3,092,000 for fiscal 2009, a decrease of $147,000. For the first nine months of fiscal 2011, sales have increased, although modestly, to $2,284,000 from $2,241, 000 for the first nine months of fiscal 2010. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

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

      The Company maintained a Simplified Employee Pension Plan which was adopted in 1994 for its employees as a retirement and income tax reduction facility. We have recently tested all years of the Plan to insure compliance with Internal Revenue Service regulations and, during the quarter ended August 31, 2010, we received the test results for all years it was in effect. In accordance with the results, we have accrued a contribution to the Plan in the amount of $284,955 which is reflected in the financial statements included with this report. In August 2010, the Company adopted a 401(k) Plan to replace the Simplified Employee Pension Plan.

Liquidity and Capital Resources

      Our primary source of funds is cash flow from operations in the normal course of selling products. On November 30, 2010, we had working capital of $2,908,000, a debt to equity ratio of 0.12 to 1, and stockholders' equity of $3,813,000 compared to working capital of $3,099,000, a debt to equity ratio of
0.06 to 1, and stockholders' equity of $4,038,000 on February 28, 2010. On November 30, 2010, we had $2,030,000 in cash and cash equivalents, total assets of $4,257,000 and total liabilities of $444,000, compared to $1,909,000 in cash and cash equivalents, total assets of $4,299,000 and total liabilities of $261,000 on February 28, 2010.

      Net cash used by operating activities for the nine months ended
November 30, 2010 was $44,000 which was primarily the result of net income of $40,000, plus decreases in inventories of $18,000, increases in accounts payable of $23,000 and accrued expenses of $354,000, offset by an increase in accounts receivable of $49,000 and prepaid taxes of $35,000 and a prior period adjustment for pension contribution of $263,000 and an adjustment of $195,000 due to obligations under deferred compensation agreements. The adjustment of $263,000 represents the liability we have incurred to correct the Simplified Employee Pension Plan as described above. The adjustment of $195,000 represents the aggregate of the amount paid to the Company's President for the remaining balance due to him under a deferred compensation agreement and an amount paid to the Company's Chairman for a deferred compensation accrual remaining due to him, each of which was paid in the second quarter of fiscal 2011. Net cash provided by operating activities for the nine months ended November 30, 2009 was $259,000 which was primarily the result of net income of $314,000, plus a decrease in prepaid taxes of $227,000, and an increase in taxes payable of $63,000, offset by increases in accounts receivable of $176,000 and inventories of $32,000, and a decrease in accrued expenses of $237,000.

      Net cash provided by investing activities for the nine months ended November 30, 2010 was $165,000 due to a decrease in cash value of a life insurance policy of $189,000 (resulting from the surrender of a life insurance policy for its net surrender value maintained in connection with the deferred compensation agreement with the Company's President) offset by payments of plant, property and equipment of $23,000. Net cash provided by investing activities for the nine months ended November 30, 2009 was $7,000 due a decrease in cash value of a life insurance policy of $35,000 offset by payments for property and equipment of $28,000,

      For the nine months ended November 30, 2010 and 2009, there was no net cash from or used by financing activities.

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

Item 4T.   Controls and Procedures.

      Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2010, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      Pursuant to the Epolin, Inc. 2008 Stock Incentive Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock. On October 5, 2010, a total of 100,000 shares of Common Stock were granted to the Company's four directors. All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for "transactions by the issuer not involving any public offering".

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  [Removed and Reserved.]

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

Dated:   January 13, 2011                 By:      /s/ Murray S. Cohen
         ----------------                          -------------------
                                                   Murray S. Cohen,
                                                   Chairman of the Board

Dated:   January 13, 2011                 By:      /s/ James Ivchenko
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

                           NOVEMBER 30, 2010 AND 2009

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

                           EPOLIN, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     November 30,
                                                        2010        February 28,
                                                     (Unaudited)       2010
                                                     ------------   ------------
Current assets:
   Cash and cash equivalents                         $  2,030,078      1,908,752
   Accounts receivable                                    518,296        469,035
   Inventories                                            665,584        683,995
   Prepaid expenses                                        52,222         55,094
   Prepaid taxes                                           68,810         33,870
   Deferred tax assets-current portion                     16,398         14,698
                                                     ------------   ------------

      Total current assets                              3,351,388      3,165,444
                                                     ------------   ------------

Plant, property and equipment - at cost:
   Land                                                    81,000         81,000
   Building and improvements                              791,242        770,537
   Laboratory equipment                                   213,242        210,555
   Furniture and office equipment                         273,863        273,863
   Leasehold improvements                                 532,129        532,131
                                                     ------------   ------------

      Total                                             1,891,476      1,868,086

   Less: Accumulated depreciation and amortization      1,058,264      1,008,372
                                                     ------------   ------------

      Net plant, property and equipment                   833,212        859,714
                                                     ------------   ------------

Other assets:
   Deferred tax assets-non current portion                 72,260         85,460
   Cash value - life insurance policy                          --        188,641
                                                     ------------   ------------

      Total other assets                                   72,260        274,101
                                                     ------------   ------------

         Total                                       $  4,256,860      4,299,259
                                                     ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              November 30,
                                                                                 2010        February 28,
                                                                              (Unaudited)       2010
                                                                              ------------   ------------
Current liabilities:
   Accounts payable                                                           $     39,796         16,777
   Accrued expenses                                                                401,599         47,145
   Taxes payable:
      Payroll                                                                        2,208          2,208
                                                                              ------------   ------------

         Total current liabilities                                                 443,603         66,130

Other liabilities - Deferred compensation                                               --        195,082
                                                                              ------------   ------------

         Total liabilities                                                         443,603        261,212
                                                                              ------------   ------------

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $2.50 par value; 940,000 shares authorized; none issued
   Preferred stock, series A convertible non-cumulative, $2.50 par value;
      redemption price and liquidation preference; 60,000 shares authorized; 5,478 shares issued and redeemed
   Common stock, no par value; 20,000,000 shares authorized; 13,215,000 and 13,115,000 shares issued, and 12,266,355 and 12,166,355 shares
      outstanding at November 30, 2010 and February 28, 2010, repectively        2,364,693      2,364,693
      Additional paid-in capital                                                   123,125        124,820
      Retained earnings                                                          1,676,521      1,899,616
                                                                              ------------   ------------

            Total                                                                4,164,339      4,389,129
      Less: Treasury stock - at cost                                               351,082        351,082
                                                                              ------------   ------------

         Total stockholders' equity                                              3,813,257      4,038,047
                                                                              ------------   ------------

               Total                                                          $  4,256,860      4,299,259
                                                                              ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

                                                             2010           2009
                                                          ------------   -----------
Sales                                                     $  2,283,900     2,240,660
                                                          ------------   -----------

Cost of sales and expenses:
   Cost of sales                                             1,177,317       951,132
   Selling, general and administrative                       1,056,547       814,658
                                                          ------------   -----------

      Total                                                  2,233,864     1,765,790
                                                          ------------   -----------

Operating income                                                50,036       474,870
                                                          ------------   -----------

Other income:
   Rental income                                                    --         4,500
   Interest                                                      7,977        20,517
                                                          ------------   -----------

      Total                                                      7,977        25,017
                                                          ------------   -----------

Income before taxes                                             58,013       499,887

Income taxes                                                    18,041       185,533
                                                          ------------   -----------

Net income                                                $     39,972       314,354
                                                          ============   ===========
Per share data:
   Basic earnings per common share                        $         --          0.03
                                                          ============   ===========
   Fully diluted earnings per common share                $         --          0.03
                                                          ============   ===========
   Weighted average number of common shares outstanding     12,185,992    12,080,847
                                                          ============   ===========
   Fully diluted number of common shares outstanding        12,203,092    12,083,747
                                                          ============   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                  THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

                                                              2010           2009
                                                          ------------   -----------
Sales                                                     $    802,397       805,913
                                                          ------------   -----------

Cost of sales and expenses:
   Cost of sales                                               430,135       344,939
   Selling, general and administrative                         432,792       262,402
                                                          ------------   -----------

      Total                                                    862,927       607,341
                                                          ------------   -----------

Operating income (loss)                                        (60,530)      198,572
                                                          ------------   -----------

Other income:
   Interest                                                      2,283         5,893
                                                          ------------   -----------

      Total                                                      2,283         5,893
                                                          ------------   -----------

Income (loss) before taxes                                     (58,247)      204,465

Income taxes                                                   (19,130)       77,457
                                                          ------------   -----------

Net income (loss)                                         $    (39,117)      127,008
                                                          ============   ===========

Per share data:
   Basic earnings per common share                        $         --          0.01
                                                          ============   ===========

   Fully diluted earnings per common share                $         --          0.01
                                                          ============   ===========

   Weighted average number of common shares outstanding     12,239,589    12,109,834
                                                          ============   ===========

   Fully diluted number of common shares outstanding        12,239,589    12,112,734
                                                          ============   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                  NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

                                                               Additional
                                   Number of       Common       Paid-in-     Retained   Treasury   Treasury   Stockholders'
                                 Shares Issued      Stock       Capital      Earnings    Shares      Stock       Equity
                                 -------------   -----------   ----------   ---------   --------   --------   -------------
Balance - March 1, 2009             13,015,000   $ 2,364,693      104,820   1,430,546    948,645   (351,082)      3,548,977

Stock-based compensation               100,000            --       20,000          --         --         --          20,000

Net income                                  --            --           --     314,354         --         --         314,354
                                 -------------   -----------   ----------   ---------   --------   --------   -------------

Balance - November 30, 2009         13,115,000   $ 2,364,693      124,820   1,744,900    948,645   (351,082)      3,883,331
                                 =============   ===========   ==========   =========   ========   ========   =============

Balance - March 1, 2010             13,115,000   $ 2,364,693      124,820   1,899,616    948,645   (351,082)      4,038,047

Prior period adjustment -
pension contribution                        --            --           --    (263,067)        --         --        (263,067)

Stock-based compensation               100,000            --       (1,695)         --         --         --          (1,695)

Net income                                  --            --           --      39,972         --         --          39,972
                                 -------------   -----------   ----------   ---------   --------   --------   -------------

Balance - November 30, 2010         13,215,000   $ 2,364,693      123,125   1,676,521    948,645   (351,082)      3,813,257
                                 =============   ===========   ==========   =========   ========   ========   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

                                                                        2010         2009
                                                                    -----------   ----------
Cash flows from operating activities:
   Net income                                                       $    39,972      314,354
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      49,892       75,900
      Prior period adjustment - pension contribution                   (263,067)          --
      Stock based compensation                                           (1,695)      20,000
      Deferred tax expense                                               11,500       (7,967)
      Obligation under deferred compensation agreement                 (195,082)       4,271
   (Increase) decrease in:
      Accounts receivable                                               (49,261)    (175,995)
      Inventories                                                        18,411      (31,798)
      Prepaid expenses                                                    2,872       (2,331)
      Prepaid taxes                                                     (34,940)     227,246
   Increase (decrease) in:
      Accounts payable                                                   23,019        9,331
      Taxes payable                                                          --       62,900
      Accrued expenses                                                  354,454     (237,256)
                                                                    -----------   ----------

         Net cash provided (used) by operating activities               (43,925)     258,655
                                                                    -----------   ----------

Cash flows from investing activities:
   (Increase) decrease in cash value - life insurance policy            188,641       35,009
   Payments for plant, property and equipment                           (23,390)     (27,575)
                                                                    -----------   ----------

         Net cash provided in investing activities                      165,251        7,434
                                                                    -----------   ----------

Increase (decrease) in cash                                             121,326      266,089

Cash and cash equivalents:

   Beginning                                                          1,908,752    1,544,966
                                                                    -----------   ----------

   Ending                                                           $ 2,030,078    1,811,055
                                                                    ===========   ==========

Supplemental disclosures of cash flows:
   Income taxes paid                                                $    70,500      129,700
                                                                    ===========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A - Organization:
------

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

      The results of operations for the nine-month interim period ended November 30, 2010 and 2009 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2011.

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

      Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 33.9% of our trade receivables at November 30, 2010.

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

                           EPOLIN, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Summary of Significant Accounting Policies (continued):
------

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of November 30, 2010 and for the nine months then ended are:

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                       Epolin          Epolin
                                                        Inc.       Holding, Corp.  Eliminations    Consolidated
                                                     -----------   --------------  ------------    ------------
Current assets                                       $ 2,850,443          500,945            --       3,351,388
Non-current assets                                     1,406,417          642,816    (1,143,761)        905,472
                                                     -----------   --------------  ------------    ------------

         Total                                       $ 4,256,860        1,143,761    (1,143,761)      4,256,860
                                                     ===========   ==============  ============    ============

   Total liabilities                                 $   443,603           24,435       (24,435)        443,603
                                                     -----------   --------------  ------------    ------------
Stockholders' equity:
   Common stock                                        2,364,693               --            --       2,364,693
   Additional paid-in capital                            123,125               --            --         123,125
   Retained earnings                                   1,676,521        1,119,326    (1,119,326)      1,676,521
   Treasury stock                                       (351,082)              --            --        (351,082)
                                                     -----------   --------------  ------------    ------------

   Total stockholders' equity                          3,813,257        1,119,326    (1,119,326)      3,813,257
                                                     -----------   --------------  ------------    ------------

      Total                                          $ 4,256,860        1,143,761    (1,143,761)      4,256,860
                                                     ===========   ==============  ============    ============

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME

                                                       Epolin          Epolin
                                                        Inc.       Holding, Corp.  Eliminations    Consolidated
                                                     -----------   --------------  ------------    ------------
Sales                                                $ 2,283,900               --            --       2,283,900

Rental income                                                 --           73,305       (73,305)             --
                                                     -----------   --------------  ------------    ------------
      Total                                            2,283,900           73,305       (73,305)      2,283,900
                                                     -----------   --------------  ------------    ------------

Cost of sales                                          1,177,317               --            --       1,177,317
Selling, general and administrative                    1,106,175           23,677       (73,305)      1,056,547
                                                     -----------   --------------  ------------    ------------

      Total                                            2,283,492           23,677       (73,305)      2,233,864
                                                     -----------   --------------  ------------    ------------

Operating income                                             408           49,628            --          50,036

Other income - interest                                    6,415            1,562            --           7,977
                                                     -----------   --------------  ------------    ------------

Income before taxes                                        6,823           51,190            --          58,013

Income taxes                                              13,559            4,482            --          18,041
                                                     -----------   --------------  ------------    ------------

Net income                                           $    (6,736)        46,708              --          39,972
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

      Depreciation and amortization expense totaled $49,892 and $75,900 for the nine months ended November 30, 2010 and 2009, respectively.

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

      FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on our financial statements for fiscal year ended 2010. As of November 30, 2010 and 2009, we did not record any unrecognized tax benefits. Our policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Regulations - We have expended approximately $57,412 and $33,669 through November 30, 2010 and 2009, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

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

Advertising Costs - Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $22,180 and $13,096 for the nine months ended November 30, 2010 and 2009, respectively.

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

      The weighted average Black-Scholes value of options granted under the stock plans during the nine months ended November 30, 2010 and 2009 was $.32 and $.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

                                                 November 30,
                                                 ------------
                                                 2010    2009
                                                 ----    ----
Weighted average expected life in years             3       2
Volatility                                        7.0%    7.0%
Risk-free interest rate                           3.2%    2.8%

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

      Also, effective March 1, 2008, we adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of November 30, 2010, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE C - Income Taxes:
------

1. Federal and State deferred tax assets include:

                                                                November 30,
                                                            -------------------
                                                              2010       2009
                                                            --------   --------
   Temporary differences:
      Accelerated amortization                              $ 11,173      8,761
      Deferred compensation                                   61,431     97,033
      Stock-based compensation                                16,054     16,054
                                                            --------   --------
         Total                                                88,658    121,848

   Less: Current portion                                      16,398     11,804
                                                            --------   --------

   Non-current portion                                      $ 72,260    110,044
                                                            ========   ========

2. Income tax:                                                  November 30,
                                                            -------------------
                                                              2010       2009
                                                            --------   --------
   Current:
      Federal                                               $      0    150,200
      State                                                    6,541     43,300
                                                            --------   --------

         Total current                                         6,541    193,500
                                                            --------   --------

   Deferred:
      Federal                                                  8,900     (8,590)
      State                                                    2,600        623
                                                            --------   --------

         Total deferred                                       11,500     (7,967)
                                                            --------   --------

            Total                                           $ 18,041    185,533
                                                            ========   ========

NOTE D - Treasury Stock:
------

      Consists of 948,645 shares at a net cost of $351,082 as of November 30, 2010 and February 28, 2010, respectively. There were no purchases of treasury shares made during the nine months ended November 30, 2010 and 2009, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE E - Economic Dependency:
------

      A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2010, approximately 27.9% of sales were to three customers. During the nine months ended November 30, 2009, approximately 38.0% of sales were to three customers.

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

NOTE G - Research and Development:
------

      We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers' applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $289,785 and $293,030 were included in cost of sales for the nine months ended November 30, 2010 and 2009, respectively. Expenditures for the fiscal year ended 2011 are projected to remain at approximately the same level as in fiscal 2010.

NOTE H - Employee Benefits:
------

Simplified Employee Pension Plan - Effective June 1, 1994, we provide a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $53,573 and $34,586 for the nine months ended November 30, 2010 and 2009, respectively. The plan has not met the requirements of Section 416 and Section 408(k) (6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. See Note P - Prior Period Adjustment.

401K Plan - Effective August 20, 2010, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $7,314 for the nine months ended November 30, 2010.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):
------

Stock Option Plan - We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through November 30, 2010, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

      A summary of the status of our 1998 stock option plan as of November 30, 2010, and the changes during the nine months ended November 30, 2010 and 2009 is presented below:

                                                   Weighted-Average
Fixed Options:                           Shares     Exercise Price
--------------                          -------    ----------------
Balance - February 28, 2010             245,000          $.49
                                        =======

Options cancelled                       150,000
                                        -------

Balance - November 30, 2010              95,000          $.32
                                        =======

Exercisable at November 30, 2010         95,000          $.32
                                        =======

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at November 30, 2010:

              Outstanding Options                      Exercisable Options
-----------------------------------------------   -----------------------------
                    Number     Weighted-Average      Number
   Range of      Outstanding       Remaining      Exercisable   Weighted-Average
Exercise Price   at 11/30/10   Contractual Life   at 11/30/10    Exercise Price
--------------   -----------   ----------------   -----------   ---------------
     $.41           95,000            3.2            95,000           .32

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE H - Employee Benefits (continued):
------

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the "2008 Plan"), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of November 30, 2010, 300,000 shares of Common Stock have been granted and 1,200,000 shares remain to be granted.

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

      The 2008 Plan provides that each year, commencing September 1, 2008, each person who serves as a Director during the current year shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock granted each year is calculated based upon the fair market value of our Common Stock at the date of grant. Stock-based compensation in the amount of $20,000 was charged to selling, general and administrative expenses for the nine months ended November 30, 2010 and 2009 respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE I - Segment Reporting:
------

      We currently operate in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. We continually evaluate our operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Sales by geographic area are as follows:

                                  Nine Months Ended
                                     November 30,
                               -----------------------
                                  2010         2009
                               ----------   ----------
            United States      $1,600,489    1,869,034
            Asia                  333,549      161,395
            Europe                345,714      205,576
            Other nations           4,148        4,655
                               ----------   ----------

               Total           $2,283,900    2,240,660
                               ==========   ==========

      Two customers, located in the United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 21.9% of sales of infrared dies.

      Long-lived assets include net plant, property and equipment. We had long-lived assets of $833,212 and $859,714 located in the United States at November 30, 2010 and February 28, 2010, respectively.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE J - Accrued Expenses:
------

      Accrued expenses consisted of the following as of November 30, 2010 and February 28, 2010, respectively:

                             November 30,   February 28,
                                 2010           2010
                             ------------   ------------
Salaries and wages           $     26,368             --
  Purchases                         3,149          3,455
  Pension contribution            292,270             --
  Commissions                      20,667         10,545
  Rent                              8,145          8,145
  Professional fees                51,000         25,000
                             ------------   ------------

    Total accrued expenses   $    401,599         47,145
                             ============   ============

NOTE K - Inventories:
------

                                November 30,   February 28,
                                    2010           2010
                                ------------   ------------
   Raw materials and supplies   $    169,570        160,387
   Work in process                   126,902         92,421
   Finished goods                    369,112        431,187
                                ------------   ------------

     Total                      $    665,584        683,995
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

                                         Three Months Ended        Nine Months Ended
                                            November 30,              November 30,
                                      -----------------------   -----------------------
                                         2010         2009         2010         2009
                                      ----------   ----------   ----------   ----------
Basic Earnings Per Common Share:

Net income (loss)                        (39,117)     127,008       39,972      314,354
                                      ==========   ==========   ==========   ==========

Average common shares
  outstanding                         12,239,589   12,109,834   12,185,992   12,080,847
                                      ==========   ==========   ==========   ==========

Basic earnings per
  common share                                --         0.01           --         0.03
                                      ==========   ==========   ==========   ==========

Diluted Earnings Per Common Share:

Net income                               (39,117)     127,008       39,972      314,354
                                      ==========   ==========   ==========   ==========

Average common shares
  outstanding                         12,239,589   12,109,834   12,185,992   12,080,847

Common shares issuable with respect
to options issued to employees
with a dilutive effect                        --        2,900       17,100        2,900
                                      ----------   ----------   ----------   ----------

Total diluted common shares
  outstanding                         12,239,589   12,112,734   12,203,092   12,083,747
                                      ==========   ==========   ==========   ==========

Diluted earnings per
  common share                                --         0.01           --         0.03
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

Simplified Employee Pension Plan - Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. See Note P - Prior Period Adjustment.

Lease Obligations - We lease our real estate under an operating lease with a related party. The lease effective November 1, 1996 was for a term of five years with three five year options at annual rentals of $97,740. The Cost of Living Index adjustment effective with the second year has been waived by the subsidiary. Rent includes reimbursed insurance costs. Generally, management expects that the lease will be renewed in the normal course of business.

Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2010 and 2009, respectively.

Future minimum payments for the current option period:

     Fiscal Years Ending February:
     -----------------------------
                  2011                       $24,435
                  2012                        97,740
                  2013                        97,740
                  2014                        97,740
                  2015                        97,740

Deferred Compensation - On December 29, 1995, we entered into a deferred compensation agreement with James Ivchenko, President, whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years. On May 14, 2010, the Board of Directors agreed to surrender the life insurance policy. The remaining balance of $128,000 was paid during the current quarter ended November 30, 2010.

      On January 1, 1996, we entered into a deferred compensation agreement with Dr. Murray S. Cohen, PhD, Chairman of the Board, wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998. On May 14, 2010, the Board of Directors agreed to pay the balance due during the current year. This balance was paid during the current quarter ended November 30, 2010.

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE N - Fair Value Measurements:
------

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

                                  November 30, 2010      February 28, 2010
                                ---------------------  --------------------
                                 Carrying      Fair     Carrying     Fair
                                  Amount      Value      Amount     Value
                                ----------  ---------  ---------  ---------
Assets:
-------
Cash and cash equivalents       $2,030,078  2,030,078  1,908,752  1,908,752
Other assets:
   Cash value - life insurance          --         --    188,641    188,641
                                ----------  ---------  ---------  ---------

Total assets at fair value      $2,030,078  2,030,078  2,097,393  2,097,393
                                ==========  =========  =========  =========

Liabilities:
------------

Deferred compensation           $       --         --    195,082    195,082
                                ==========  =========  =========  =========

                           EPOLIN, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE O - Environmental Matters
------

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

NOTE P - Prior Period Adjustment
------

      During the quarter ended August 31, 2010, we received the test results of our Simplified Employee Pension Plan for all years it was in effect. The liability we have incurred to correct the plan in the amount of $263,067 is presented in the financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings.