Form 10-K
period 2011-02-28
EPOLIN INC /NJ/
filed 2011-05-31
CIK 797079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 28, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-17741

EPOLIN, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2547226 (I.R.S. Employer Identification Number)

358-364 Adams Street Newark, New Jersey (Address of principal executive offices)	07105 (Zip Code)

Registrant’s telephone number, including area code: (973) 465-9495

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock (no par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,484,310 shares) as of August 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,224,000. The number of shares outstanding of the Common Stock (no par value) of the registrant as of the close of business on May 25, 2011 was 12,266,355.

Documents Incorporated by Reference: None

EPOLIN, INC.

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management. When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report in Part I, Item 1A “Risk Factors”. The Company does not intend to update these forward-looking statements.

PART I

Item 1.	Business.

Introduction

Epolin, Inc. (referred to herein as “Epolin”, the “Company”, “we”, “us” and “our”), which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants.

Our wholly-owned subsidiary, Epolin Holding Corp. (“Epolin Holding”), was incorporated in the State of New Jersey as a real estate holding company. Epolin Holding became a wholly-owned subsidiary in January 1998.

Following completion of Epolin’s public offering in 1989, our revenues were then primarily generated through the synthesis and sale of specialty organic chemical products. Building upon this base, Epolin singled out near infrared dye technology as a most promising product line and since 1991 has emphasized the development, manufacture and sale of these dyes.

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

Our principal offices are located at 358-364 Adams Street, Newark, New Jersey 07105 and our telephone number is (973) 465-9495. Epolin’s web-site can be accessed at www.epolin.com.

Unless the context otherwise requires, all references herein to “Epolin” or the “Company” refer to Epolin, Inc. and its consolidated subsidiary, Epolin Holding Corp.

Infrared Dyes

Based upon our years of experience in the specialty dye business, we believe that Epolin possesses the largest offering of near infrared (NIR) dyes in the world. Our Epolight™ NIR dyes absorb in the near infrared region of the electromagnetic light spectrum which is 700nm to 1600nm. However, we are unaware of any statistical evidence available to support or contradict the belief that Epolin is the largest NIR dye producer.

Epolight™ dyes are sold as pure crystalline dyes or formulated mixtures. We also incorporate our dyes into liquid inks and thermoplastics pellets. We have approximately 275 to 300 product formulations and have created a more vertically integrated product line over the past three years to address more applications.

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

We believe our products are important because our dyes protect the eyes by absorbing the harmful wavelengths of light while simultaneously allowing visible light transmission. Consumers are increasingly aware of the risk of macular degeneration due to long term exposure to the sun’s harmful NIR light waves. This concern has generated interest in the Company’s products for use in sunglasses.

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

Effect of Compliance with Government Regulation

Manufacturers of chemical products are subject to extensive federal and state environmental regulations. Although we believe that our manufacturing processes do not result in the emission of volatile organic vapors into the atmosphere, and that we are not in violation of any state or federal environmental regulations, Epolin is required to comply with such regulations with respect to manufacture, storage and/or disposal of toxic materials. Our facilities are also subject to inspection to ascertain whether we have complied with State environmental regulations. To our knowledge, we are in compliance with present regulations. However, no assurances can be given that future regulations will not be adopted, compliance with which will result in substantial expense to, and otherwise adversely affect our business. We also register all new and proprietary products with the Toxic Substances Control Agency (TSCA) which is required in order for us to offer for sale any new chemical product. No assurances can be given that such registrations will be approved for any new product.

During the years ended February 28, 2011 and February 28, 2010, we expended approximately $25,000 and 23,000, respectively, to maintain compliance with certain federal, state and city government regulations relative to the production of near infrared dyes and specialty chemicals. Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating such costs. Subject to the imprecision in estimating such future costs, we do not expect that any sum we may have to pay in connection with such matters will have a materially adverse effect on our financial condition or results of operations in any one year.

In order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction involving the Company, we have engaged a licensed site remediation professional and special environmental counsel in the State of New Jersey. Under the New Jersey Site Recovery Act (ISRA), the Company will be responsible for certain environmental investigations and remediation, if any, which requirements to comply are triggered by certain transaction including the sale of property or the sale of a business. Pursuant to the New Jersey Site Remediation Reform Act enacted in 2009, licensed site remediation professionals will be responsible for the oversight of the environmental investigation and remediation on a site subject to ISRA compliance. In anticipation of triggering ISRA, we have conducted certain testing to date, including but not limited to obtaining soil and groundwater samples, and further testing and other related actions are expected to be done as part of this ongoing process. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in the financial statements included with the report. During the year ended February 28, 2011 and 2010, we incurred costs of approximately $66,000 and $17,000 related to these activities. Although the Company cannot estimate with certainty future costs of environmental compliance with ISRA, we do not presently anticipate such costs will have a material effect on our liquidity, results from operations or our financial condition in future periods. In this regard, we have estimated future remediation costs for the year ended February 29, 2012 to be approximately $69,000. Should such facts and circumstances change, however, based upon results of future testing, we may have to revise our outlook.

Sources and Availability of Raw Materials

We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products. Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread. During the year ended February 28, 2011, no significant difficulties were encountered in obtaining adequate supplies of raw materials. We typically purchase materials in large quantities and volumes to provide up to a two year supply of certain raw materials.

Research and Development

Our research and development efforts are devoted to (i) developing new or improved products to satisfy defined market needs, (ii) providing quality technical services to assure the success of our products for our customers’ applications, (iii) providing technology for improvements to our products, processes and applications, and (iv) providing support to our manufacturing plant for cost reduction, productivity and quality improvement programs.

We have committed resources to research and development of new dyes and to our capability to provide technical services to customers. New applications are supported by a Director of Research with contributions from his staff including Murray S. Cohen, Ph.D., our Chief Scientist.

During the years ended February 28, 2011 and February 28, 2010, the amounts spent on research and development activities were approximately $374,000 in each year. All research and development costs are borne by Epolin.

Sales and Distribution

Our internal sales team sells directly to customers on a worldwide basis. We also hire independent distributors and have sales agents in North America, Europe and Asia. In total, we currently sell to customers in twenty nations. We also use our customer-centric website to develop new customers and marketing opportunities at www.epolin.com.

Competition

We experience, in management’s opinion, limited competition in all areas of our business. Management believes that other dye companies do not offer the broad range of dyes nor provide the level of technical service as provided by Epolin. We believe that our extensive product portfolio, technical expertise and customer support are the key factors in our competitiveness.

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

Dependence on Certain Customers

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2011, approximately 28.7% of sales were to three customers. During the year ended February 28, 2010, approximately 33.4% of sales were to three customers.

Employees

We presently employ nine persons on a full time basis. Our employees are not represented by labor unions. We believe that relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports, proxy statements and other information may be inspected at the public reference room of the SEC at 100 F Street, N.E., Washington D.C. 20549. Copies of such material can be obtained from the facility at prescribed rates. Please call the SEC toll free at 1-800-SEC-0330 for information about its public reference room. Because we file documents electronically with the SEC, you may also obtain this information by visiting the SEC’s Internet website at http://www.sec.gov.

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

DEPENDENCE ON KEY CUSTOMERS. Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues. During the year ended February 28, 2011, approximately 28.7% of sales were to three customers. During the year ended February 28, 2010, approximately 33.4% of sales were to three customers.

CONCENTRATION OF CREDIT RISKS. At February 28, 2011, three of our customers represented 29.2% of our trade receivables. Such accounts receivable subject us to a significant concentration of risk. There can be no assurance that such clients will not experience financial difficulties or other problems which could delay such customers in paying for product on a timely basis or at all. Any problems with such customers can be expected to have a material adverse effect on our business.

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

COMPETITION. We experience, in management’s opinion, limited competition in all areas of our business. Management believes that other dye companies do not offer the broad range of dyes nor provide the level of technical service as provided by Epolin. We believe that our extensive product portfolio, technical expertise and customer support are the key factors in our competitiveness. However, as mentioned above, there can be no assurance that we will be able to maintain our competitive position in the event new methods to achieve laser safety and other forms of eye protection are developed.

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

MAINTAINING AND IMPROVING OUR FINANCIAL CONTROLS MAY STRAIN OUR RESOURCES AND DIVERT MANAGEMENT’S ATTENTION. We are subject to the requirements of the Securities Exchange Act of 1934, including the requirements of the Sarbanes-Oxley Act of 2002. The requirements of these rules and regulations have increased, and we expect will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

THE CONTINUING GLOBAL ECONOMIC DOWNTURN AND UNCERTAINTIES MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT. The global economy remains in a prolonged economic downturn which has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence. As a result of these conditions and uncertainties, our suppliers and customers might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which could result in interruptions or delays in our suppliers’ or customers’ performance of any contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers. While we cannot predict the duration or severity of the global economic downturn, it could materially affect our business and financial condition.

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

POTENTIAL FUTURE SALES PURSUANT TO RULE 144. Many of the shares of Common Stock presently held by management and others are “restricted securities” as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a certain holding period, may, under certain circumstances sell such shares or a portion of such shares. Effective as of February 15, 2008, the holding period for the resale of restricted securities of reporting companies was shortened from one year to six months. Additionally, the SEC substantially simplified Rule 144 compliance for non-affiliates by allowing non-affiliates of reporting companies to freely resell restricted securities after satisfying a six-month holding period (subject only to the Rule 144(c) public information requirement until the securities have been held for one year) and by allowing non-affiliates of non-reporting companies to freely resell restricted securities after satisfying a 12-month holding period. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of the Company’s securities.

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of our Common Stock.

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

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE. OTCBB dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

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

We presently occupy approximately 19,500 square feet of manufacturing, warehouse and administrative space in Newark, New Jersey which property the Company has occupied since June 1989. The property is currently owned by Epolin Holding Corp. (“Epolin Holding”), our wholly-owned subsidiary. We presently occupy the property pursuant to a lease, effective November 1, 1996, which was for an initial term of five years with three five years options with annual rent of $97,740, subject to annual adjustments based on increases in the Consumer Price Index which adjustments have been waived by Epolin Holding. Such rent includes real estate taxes and insurance expenses. Generally, we expect that the lease will be renewed in the normal course of business. We believe that the current facility is adequate for the foreseeable future.

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

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is presently being traded in the over-the-counter market under the symbol “EPLN” and is listed on the OTC Bulletin Board. The following chart sets forth the range of the high and low sales prices per share for the Company’s Common Stock for each period indicated. The quotations represent prices between dealers and do not include retail markups, markdowns, commissions or other adjustments and may not represent actual transactions.

Fiscal year ended February 28, 2011	High	Low

March 1, 2010 to May 31, 2010	$0.45	$0.36
June 1, 2010 to Aug. 31, 2010	$0.47	$0.36
Sept. 1, 2010 to Nov. 30, 2010	$0.45	$0.30
Dec. 1, 2010 to Feb. 28, 2011	$0.40	$0.30

Fiscal year ended February 28, 2010	High	Low

March 1, 2009 to May 31, 2009	$0.66	$0.35
June 1, 2009 to Aug. 31, 2009	$0.65	$0.45
Sept. 1, 2009 to Nov. 30, 2009	$0.52	$0.30
Dec. 1, 2009 to Feb. 28, 2010	$0.48	$0.30

Holders

As of May 25, 2011, there were approximately 260 stockholders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. No further dividends were paid in fiscal 2009. In addition, no dividends were paid in fiscal 2010 and fiscal 2011 primarily due to the Company’s decision to seek strategic alternatives.

Subsequent to the end of fiscal 2011 and in May 2011, the Board of Directors declared a special cash dividend of $0.12 per share which was paid on May 12, 2011 to shareholders of record at the close of business on April 28, 2011. The aggregate amount of payment made in connection with this special cash dividend was approximately $1,472,000.

Recent Sales of Unregistered Securities

During the fiscal years ended February 28, 2010 and February 28, 2011, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Pursuant to the Epolin, Inc. 2008 Stock Incentive Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock. On October 21, 2009, a total of 100,000 shares of Common Stock were granted to the Company’s four directors, and similarly, on October 5, 2010, a total of 100,000 shares of Common Stock were granted to the Company’s four directors, all of which shares were issued under the 2008 Stock Incentive Plan.

All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act for “transactions by the issuer not involving any public offering”.

Equity Compensation Plan Information

2008 Stock Incentive Plan

On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). The 2008 Plan was approved by the stockholders on August 18, 2008. The purpose of the 2008 Plan is to provide officers, other employees and directors of, and consultants to, us an incentive to (a) enter into and remain in our service or that of our subsidiaries or to provide services to us or our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us. Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units, and stock or stock-based awards. Pursuant to the 2008 Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock. As of February 28, 2011, 300,000 shares of Common Stock have been granted under the 2008 Plan. No options or any other awards have been granted to date under the 2008 Plan.

Prior Stock Option Plan

In December 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the “1998 Plan Option Pool”). In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares. Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code. Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan. Options exercised through February 28, 2010 total 686,000. Options cancelled or expired for all years totaled 311,000, which under the 1998 Plan were available for future grant, and as of February 28, 2010, there are options outstanding to acquire 245,000 shares. With the approval of the 2008 Plan by our stockholders, the 1998 Plan terminated and therefore we are no longer able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding.

Information regarding equity compensations plans, as of February 28, 2011, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	1,200,000
Equity compensation plans not approved by security holders	95,000	$0.41	-0-
Total	95,000	$0.41	1,200,000

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Executive Overview

Epolin, Inc. (the “Company”, “we”, “us” and “our”) which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations. Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes. Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. Paralleling the growth of the dye business, we maintain a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product. However, unlike the dye business, we do not expect our specialty chemical business to grow.

We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials. Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 28, 2011, approximately 28.7% of sales were to three customers. During the year ended February 28, 2010, approximately 33.4% of sales were to three customers. The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

The following tables set forth operations data for the year ended February 28, 2011 and year ended February 28, 2010.

	2011	2010	% change

Sales	$3,065,554	$2,944,628	4.1%

Gross profit	1,612,048	1,670,860	-3.5%

Gross profit percentage	52.6%	56.7%	-4.1%

Selling, general & administrative	1,598,029	1,118,622	42.9%

Operating income	14,019	552,238	-97.5%
Other Income	10,494	30,335	-65.4%

Income before taxes	24,513	582,573	-95.8%

Income taxes	(14,727)	113,503	-113.0%

Net income (after taxes)	$39,240	$469,070	-91.6%

Sales

For the year ended February 28, 2011, sales were $3,066,000 as compared to $2,945,000 for the year ended February 28, 2010, an increase of $121,000 or 4.1%.

Such increase in sales for the year ended February 28, 2011 versus the prior year are primarily due to increased sales in eye protection market and light management market partially offset by a continuing decrease in sales in the ink and coating market.

In both fiscal 2010 and fiscal 2011, the eye protection market represented our largest market with sales in the eye protection representing 50.0% and 53.4% of sales in fiscal 2010 and fiscal 2011, respectively. Sales in the eye protection market were $1,637,000 for the year ended February 28, 2011 and $1,467,000 for the year ended February 28, 2010, an increase of $170,000. This increase versus the prior year is due to growth in the laser and welding eye protection segment and due to the Company’s expanded product offerings.

For the light management market, sales were $996,000 and $803,000 for the years ended February 28, 2011 and 2010, an increase of $193,000. The increase versus prior year is due to new sales to the automotive and digital electronic market segments.

With regard to the ink and coating market, sales were $329,000 for the year ended February 28, 2011 compared to $576,000 for the year ended February 28, 2010, a decrease of $247,000. Sales in this market have been decreasing since 2008 because of the lower demand for inks used to print credit cards.

For the year ended February 28, 2011, sales in the custom market were $98,000 which represents a small percentage of our total sales compared to $93,000 for the year ended February 28, 2010. While sales in this market remained relatively constant in fiscal 2011 and fiscal 2010, sales were approximately $60,000 greater in the prior fiscal year of 2009. Such reduction has been primarily due to the continued product obsolescence of the mature products used by customers.

Categorized by geographic area, sales in the United States decreased for the year ended February 28, 2011 while sales increased in Asia and Europe compared to the prior year. For the year ended February 28, 2011 compared to the prior year, sales decreased in the United States to $2,168,000 from $2,402,000 primarily because of reduced demand for military eye protection, while in Asia sales increased to $469,000 from $290,000 primarily due to sales rebound in welding eye protection and new sales to laser eye protection customers, and in Europe sales increased to $420,000 from $247,000 primarily because of growth in laser eye protection and digital electronic markets.

Gross Profit

Gross profit, defined as sales less cost of sales, was $1,612,000 or 52.6% of sales for the year ended February 28, 2011 compared to $1,671,000 or 56.7% of sales for the year ended February 28, 2010, a decrease of 4.1%. In terms of absolute dollars, gross profit decreased $59,000 in fiscal 2011 compared to the prior year, a decrease of 3.5%.

Cost of sales was $1,454,000 for the year ended February 28, 2011 which represented 47.4% of sales compared to $1,274,000 for the year ended February 28, 2010 which represented 43.3% of sales. In terms of absolute dollars, cost of sales increased $180,000 for fiscal 2011 compared to the prior year. The cost of sales increase was primarily due to raw material cost increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,598,000 or 52.1% of sales for the year ended February 28, 2011 compared to $1,119,000 or 38.0% of sales for the year ended February 28, 2010, an increase of $479,000. Such increase was primarily due to a substantial increase in professional fees, primarily due to services which are not regularly incurred by the Company and which were incurred in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below, as well as small increases in officers’ and administrative salaries and commission and consulting fees.

Operating Income

Operating income, in terms of absolute dollars, decreased to $14,000 in fiscal 2011 from $552,000 in fiscal 2010, a decrease of $538,000. While there was small increase in total sales from period to period, cost of sales and selling, general and administrative expenses increased at a much greater ratio in fiscal 2011 compared to the prior year. As a percentage of sales, operating income was 0.5% of sales for the year ended February 28, 2011 compared to 18.8% of sales for the year ended February 28, 2010.

Other Income

Total other income for the year ended February 28, 2011 was $10,000 compared to $30,000 for the year ended February 28, 2010. We had no rental income in fiscal 2011 compared to rental income of $4,500 for fiscal 2010. In May 2009, our subtenant abandoned the premises which it had been subleasing since September 2005. In addition, our interest income was $10,000 for fiscal 2011 compared to $26,000 for fiscal 2010.

Net Income

During fiscal 2011, we reported income before taxes of $25,000 as compared to income before taxes of $583,000 for fiscal 2010, a decrease of $558,000. Income taxes were $(15,000) for fiscal 2011 compared to $114,000 for fiscal 2010. Changes in income taxes are generally attributed to changes from period to period in sales and expenses. Net income after taxes was $39,000 or $0.00 per share for the year ended February 28, 2011 as compared to $469,000 or $0.04 per share for the year ended February 28, 2010. As a percentage of sales, net income after taxes was 1.3% of sales for the year ended February 28, 2011 compared to 15.9% of sales for the year ended February 28, 2010.

Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses. Prior to fiscal 2007, sales had grown for a number of consecutive years. However, from fiscal 2007 through fiscal 2010, we have now had four consecutive years of decreased sales compared to sales in the immediate prior year. One positive sign, however, is that sales increased, though modestly, in fiscal 2011 by $121,000. Nevertheless, net income did significantly decrease in fiscal 2011 compared to the prior year primarily due to large increases in cost of sales and selling, general and administrative expenses.

Operations Outlook

Following a period of readjustment in our business priorities, we were able to achieved $3,701,000 in sales for fiscal 2006 which was $821,000 or 28.5% greater than the prior fiscal year. Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006. Beginning in fiscal 2007, sales have decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year. While sales continued to decrease in fiscal 2010 compared to fiscal 2009, such decrease was not nearly as dramatic as the change between fiscal 2008 and 2009. During fiscal 2010 sales were $2,945,000 compared to sales of $3,092,000 for fiscal 2009, a decrease of $147,000. There is an encouraging sign, however, in that sales increased in fiscal 2011 to $3,065,000, increasing to almost the same level of sales achieved in fiscal 2009. During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007. While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market. Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

As previously disclosed, Millburn Capital Group was retained in February 2009 as the Company’s financial advisor in connection with the Board’s decision to explore strategic alternatives for the Company, including the potential sale of the Company. The Company continues to pursue such strategic alternatives. There can be no assurance that any such transaction can or will be completed. The Company does not currently intend to publicly disclose additional information about the status of this process but will publicly report all required information on a timely basis.

In order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction involving the Company, we have engaged a licensed site remediation professional and special environmental counsel in the State of New Jersey. Under the New Jersey Site Recovery Act (ISRA), the Company will be responsible for certain environmental investigations and remediation, if any, which requirements to comply are triggered by certain transaction including the sale of property or the sale of a business. Pursuant to the New Jersey Site Remediation Reform Act enacted in 2009, licensed site remediation professionals will be responsible for the oversight of the environmental investigation and remediation on a site subject to ISRA compliance. In anticipation of triggering ISRA, we have conducted certain testing to date, including but not limited to obtaining soil and groundwater samples, and further testing and other related actions are expected to be done as part of this ongoing process. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in the financial statements included with the report. During the year ended February 28, 2011 and 2010, we incurred costs of approximately $66,000 and $17,000 related to these activities. Although the Company cannot estimate with certainty future costs of environmental compliance with ISRA, we do not presently anticipate such costs will have a material effect on our liquidity, results from operations or our financial condition in future periods. In this regard, we have estimated future remediation costs for the year ended February 29, 2012 to be approximately $69,000. Should such facts and circumstances change, however, based upon results of future testing, we may have to revise our outlook.

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

Liquidity and Capital Resources

Our primary source of funds is cash flow from operations in the normal course of selling products. On February 28, 2011, we had working capital of $3,025,000, a debt to equity ratio of 0.07 to 1, and stockholders’ equity of $3,876,000 compared to working capital of $3,099,000, a debt to equity ratio of 0.06 to 1, and stockholders’ equity of $4,038,000 on February 28, 2010. On February 28, 2011, we had $1,881,000 in cash and cash equivalents, total assets of $4,145,000 and total liabilities of $270,000, compared to $1,909,000 in cash and cash equivalents, total assets of $4,299,000 and total liabilities of $261,000 on February 28, 2010.

Net cash used by operating activities for the year ended February 28, 2011 was $191,000 which was primarily the result of net income of $39,000 plus a decrease in inventories of $73,000 and an increase in accrued expenses of $195,000, offset by an increase in accounts receivable of $33,000, prepaid expenses of $41,000 and prepaid taxes of $155,000, and a prior period adjustment for pension contribution of $200,000 net of taxes and an adjustment of $195,000 due to obligations under deferred compensation agreements. The adjustment of $200,000 represents the liability we have incurred to correct the Simplified Employee Pension Plan as described above. The adjustment of $195,000 represents the aggregate of the amount paid to the Company’s President for the remaining balance due to him under a deferred compensation agreement and an amount paid to the Company’s Chairman for a deferred compensation accrual remaining due to him, each of which was paid in the second quarter of fiscal 2011. Net cash provided by operating activities for the year ended February 28, 2010 was $403,000 which was primarily the result of net income of $469,000, plus non-cash items including depreciation of $104,000 and a deferred tax expense of $14,000, plus a decrease in prepaid taxes of $194,000, offset by increase in accounts receivable of $98,000 and inventories of $17,000, and a decrease in accrued expenses of $237,000 and accounts payable of $22,000.

Other than the prior period adjustment for pension contribution of $200,000 net of taxes and the adjustment of $195,000 due to the obligations under deferred compensation arrangements, a significant factor contributing to the use of cash in fiscal 2011 was the increase in prepaid taxes of $155,000 primarily due to the net operating loss carryback to prior years. Significant factors contributing to the use of cash in fiscal 2010 were increases in accounts receivable of $98,000, primarily due to increased billings at the end of the year, and decreases in accrued expenses for payment of $237,000 for executive employment agreement additional compensation for two of our executive officers. Such officers were entitled to additional compensation per year based on the Company’s sales. Such agreements expired on February 28, 2009 and, therefore, no additional accruals for compensation were made for the period ended February 28, 2009.

Net cash provided by investing activities for the year ended February 28, 2011 was $163,000 due to a decrease in cash value of a life insurance policy of $189,000 (resulting from the surrender of a life insurance policy for its net surrender value maintained in connection with the deferred compensation agreement with the Company’s President) offset by payments of plant, property and equipment of $25,000. Net cash used by investing activities for year ended February 28, 2010 was $39,000 due to property and equipment purchases of $64,000 offset by a decrease in the cash value of a life insurance policy of $25,000.

For the years ended February 28, 2011 and 2010, there was no net cash from or used by financing activities.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months. Our contemplated cash requirements for the balance of fiscal 2012 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Inflation has not significantly impacted our operations.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Inventories – Our inventories consist of raw materials, work in process, finished goods and supplies which we value at the lower of cost or market under the first-in, first-out method.

Plant, Property and Equipment – Our plant, property and equipment are stated at cost. We compute provisions for depreciation on the straight-line methods, based upon the estimated useful lives of the various assets. We also capitalize the costs of major renewals and betterments. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

Income taxes - We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, in which the asset and liability method is used in accounting for income taxes. We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and for income tax purposes. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and deferred compensation.

Revenue Recognition – We recognize revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. Our policy is to replace certain products that do not conform to customer specifications, however replacements are made at our discretion subject to in house product lab analysis. There are no terms or conditions set forth within our sales contracts that provide for product replacements. We expense replacement costs as incurred.

Stock-based Compensation – Effective March 1, 2006, we have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. SFAS 123R requires companies to measure and recognize in operations the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. In accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107, we have adapted the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. We determine the fair value of stock-based compensation using the Black-Scholes option-pricing model, which requires us to make assumptions regarding future dividends, expected volatility of our stock, and the expected lives of the options. Under SFAS 123R we also make assumptions regarding the number of options and the number of shares of restricted stock and performance shares that will ultimately vest. As a result of the adoption of FAS 123R, stock-based compensation expense recognized includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to March 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Recently Adopted Accounting Standards

On March 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP FAS 157-2”) and are effective for the fiscal year beginning March 1, 2009. The adoption of FAS 157 for financial assets and liabilities did not have an impact on our consolidated financial position or results of operations.

Also, effective March 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2010, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active (“FSP FAS 157-3”).” FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Other Information

Subsequent to the end of fiscal 2006, the Board of Directors approved the adoption of a dividend policy under which we will issue a regular annual cash dividend on shares of our Common Stock. The amount of the dividend, record date and payment date will be subject to approval every year by the Board of Directors. In accordance with the dividend policy, a regular annual cash dividend of $0.02 per share was paid in each of May 2006, May 2007 and May 2008. In addition, since of the adoption of the dividend policy in fiscal 2007, a special cash dividend of $0.02 per share was paid in each of January 2007 and January 2008, and a supplemental special cash dividend of $0.04 per share was paid in August 2008. No further dividends were paid in fiscal 2009. In addition, no dividends were paid in fiscal 2010 and fiscal 2011 primarily due to the Company’s decision to seek strategic alternatives.

Subsequent to the end of fiscal 2011 and in May 2011, the Board of Directors declared a special cash dividend of $0.12 per share which was paid on May 12, 2011 to shareholders of record at the close of business on April 28, 2011. The aggregate amount of payment made in connection with this special cash dividend was approximately $1,472,000.

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

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements annexed to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of February 28, 2011, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of February 28, 2011.

Management now recognizes that there was a significant deficiency in our internal control over financial reporting during the year ended February 28, 2011 related to our Simplified Employee Pension Plan which deficiency has been remedied prior to the fiscal year end. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. During the fiscal year ended February 28, 2011, we tested all years of the Simplified Employee Pension Plan to insure compliance with Internal Revenue regulations. During the quarter ended August 31, 2010, we received the test results for all years it was in effect which results reflected that the Plan has not met the requirements of Section 416 and Section 408(k)(6) regarding contribution limits and employee deferral amounts. The liability we incurred to correct the Plan has been presented as a prior period adjustment in the financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings.

Management has mitigated the risk of such deficiency going forward by adopting a 401(k) Plan to replace the Simplified Employee Pension Plan, which 401(k) Plan will be annually tested to insure Internal Revenue compliance. Our Principal Financial Officer and other personnel will continue to work with our auditors and other outside advisors to ensure that our control processes and procedures are adequate and effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Murray S. Cohen	86	Chairman of the Board, Chief Scientist, Secretary and Director	1984

James Ivchenko	71	President and Director	1993

Greg Amato	54	Chief Executive Officer	—

James R. Torpey, Jr.	61	Director	2001

Herve A. Meillat	55	Director	2005

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

HERVE A. MEILLAT has served as Director of the Company since July 2005. Since September 2006, Mr. Meillat has been the CEO of Christian Dalloz Sunoptics (“CDS”), a company located in France, focused on sun lenses for high-end luxury, fashion, and sport sunglasses. In April 2010, CDS emerged from bankruptcy protection after 14 months under this status and was allowed to operate under same management and ownership as before. Mr. Meillat is a former Senior Vice President of the Bacou-Dalloz Group, that became Sperian Protection and lately Honeywell. He received his Master and Bachelor of Science Engineering Degree from ENSAM, Ecole Nationale Superieure des Arts et Metiers, France in 1979.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the fiscal year ended February 28, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 28, 2011 and February 28, 2010 of those persons who were, at February 28, 2011, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total
Greg Amato	2011	$173,400	$0	$0		$0	$0		$0		$0	$173,400
Chief Executive Officer	2010	$165,000	$0	$0		$0	$0		$0		$0	$165,000

Murray S. Cohen	2011	$59,093	$0	$5,000	(1)	$0	$0		$79,041	(2)	$0	$143,134
Chairman of the Board	2010	$50,827	$0	$5,000	(1)	$0	$127,500	(3)	$0		$0	$183,327

James Ivchenko	2011	$203,878	$0	$5,000	(1)	$0	$0		$128,000	(4)	$0	$336,878
President	2010	$195,478	$0	$5,000	(1)	$0	$112,500	(5)	$32,000	(6)	$0	$344,978

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

(2)
Represents the amount paid to Dr. Cohen for a deferred compensation accrual remaining due to him which was paid in the second quarter of fiscal 2011. See “Deferred Compensation/Employment Contracts and Change in Control Arrangements” below.

(3)
Dr. Cohen received additional compensation of $127,500 in fiscal 2010 based upon the Company’s sales for fiscal 2009, as determined under his employment contract which expired as of February 28, 2009. As a result, no such additional compensation was paid in fiscal 2011.

(4)
Represents the amount paid to Mr. Ivchenko for the remaining balance due to him under his deferred compensation agreement which was paid in the second quarter of 2011 following the Company’s surrender of a certain life insurance policy owned by the Company on Mr. Ivchenko’s life. See “Deferred Compensation/Employment Contracts and Change in Control Arrangements” below.

(5)
Mr. Ivchenko received additional compensation of $112,500 in fiscal 2010 based upon the Company’s sales for fiscal 2009, as determined under his employment contract which expired as of February 28, 2009. As a result, no such additional compensation was paid in fiscal 2011.

(6)	Represents the amount paid to Mr. Ivchenko in fiscal 2010 pursuant to his deferred compensation agreement. See “Deferred Compensation/Employment Contracts and Change in Control Arrangements” below.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of February 28, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Greg Amato	-0-	-0-	N/A	N/A	-0-	-0-
Murray S. Cohen	20,000	-0-	$0.41	2/9/2014	-0-	-0-
James Ivchenko	20,000	-0-	$0.41	2/9/2014	-0-	-0-

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

In addition to the foregoing, pursuant to Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), adopted by the Board of Directors on June 18, 2008 and approved by the stockholders on August 18, 2008, each director shall receive a stock award annually of 25,000 shares of Common Stock.

The following table provides certain summary information concerning the compensation paid to non-employee directors during fiscal 2011. All compensation paid to Dr. Cohen and Mr. Ivchenko is set forth in the table under “Executive Compensation”.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)		Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James R. Torpey, Jr.	$3,000	$5,000	(1)	-0-	-0-	$8,000
Herve A. Meillat	$3,000	$5,000	(1)	-0-	-0-	$8,000

(1)	Represents the dollar amount recognized in fiscal 2011 for financial reporting purposes of stock awarded computed in accordance with Financial Accounting Standards 123R.

Deferred Compensation/Employment Contracts and Change in Control Arrangements

Effective as of November 1, 2004, the Company entered into an employment agreement with Greg Amato. Such agreement provided that Mr. Amato would be employed “at-will” and that such employment can be terminated by either party at any time without reason or cause provided at least six months prior written notice is given. The employment agreement also provides that Mr. Amato would receive bonus compensation for 2004 based upon a formula and would be entitled to receive, following the fiscal year ending February 28, 2006, bonus compensation equal to 10% of the increase in the Company’s net income for the fiscal year ending February 28, 2006 compared to February 28, 2005. For subsequent fiscal years, Mr. Amato shall be entitled to receive annual cash bonuses as the Compensation Committee shall determine with performance objectives determined prior to the start of the applicable year. Pursuant to the employment agreement, the Company also agreed to grant Mr. Amato an option to purchase 100,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company’s Common Stock on November 1, 2004 which option shall be exercisable only after the completion of Mr. Amato’s second year of employment under his employment agreement. Such option expired as of November 1, 2009. In addition, pursuant to the employment agreement, the Company agreed to grant to Mr. Amato, one year from the date of his employment agreement provided he is then employed by the Company, 100,000 shares of restricted Common Stock of the Company.

Pursuant to a deferred compensation agreement, as amended, entered into with James Ivchenko, President of the Company, the Company has agreed to pay Mr. Ivchenko $32,000 per year for ten consecutive years commencing the first day of the month following Mr. Ivchenko reaching the age of 65. The obligations to Mr. Ivchenko under his deferred compensation agreement were partially funded with a life insurance policy owned by the Company. Through February 28, 2010, six payments of $32,000 each had been paid to Mr. Ivchenko, leaving four remaining payments owing to Mr. Ivchenko which in the aggregate amounted to $128,000 (the “Deferred Compensation Remaining Balance”). Subsequent to the year ended February 28, 2010, and as of May 14, 2010, the Board of Directors agreed to surrender the life insurance policy for its net surrender value (approximately $168,000) and pay Mr. Ivchenko the Deferred Compensation Remaining Balance which amount was paid in the second quarter of 2011.

Effective as of March 1, 1999, the Company entered into a ten year employment agreement with Mr. Ivchenko. Pursuant thereto, Mr. Ivchenko shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Mr. Ivchenko shall receive as additional compensation a certain percentage (as set forth below) of the Company’s annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 1.50% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. In the event of death or disability, the agreement provides that Mr. Ivchenko or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would have received (if not for his death or disability) for the remainder of the ten year term. Such agreement expired as of February 28, 2009.

Effective as of March 1, 1999, the Company also entered into a ten year employment agreement with Murray S. Cohen, Chairman of the Board of the Company. Pursuant thereto, Dr. Cohen shall be paid an annual salary of not less than the greater of his annual base salary in effect immediately prior to the effective date of the agreement or any subsequently established annual base salary. In addition thereto, Dr. Cohen shall receive as additional compensation a certain percentage (as set forth below) of the Company’s annual gross sales up to but not exceeding annual gross sales of $3 million. Such percentage starts at 2.00% for the fiscal year ended February 29, 2000 and increases by 0.25% per year during the term of the agreement. Pursuant to an amendment to the employment agreement entered into on March 30, 2006, Dr. Cohen shall have the option to partially retire pursuant to which Dr. Cohen will devote approximately 50% of his time to the Company in which event he will be paid 50% of his annual base salary and 100% of the additional compensation for the remainder of the term. He shall also have the option to either (i) substantially retire pursuant to which Dr. Cohen will devote approximately 25% of his time to the Company in which event he will be paid 25% of his annual base salary and 100% of the additional compensation for the remainder of the term, or (ii) fully retire in which event he will be paid no annual base salary and 50% of the additional compensation for the remainder of the term. In the event of death or disability, the amendment provides that Dr. Cohen or his estate will receive 100% of his annual salary and additional compensation as described above for the fiscal year during which he died or became disabled, and 50% of his annual salary and annual additional compensation which he would have received (if not for his death or disability) for the remainder of the ten year term, provided at the time of death or disability Dr. Cohen was a full-time employee. If at the time of death or disability Dr. Cohen was fully, partially or substantially retired, then other percentage rates are provided in the amendment for the payment of the annual salary and annual additional compensation to Dr. Cohen or his estate for the balance of the term. Such agreement expired as of February 28, 2009.

The Company had previously entered into a deferred compensation agreement in June 1998 with Dr. Cohen which provided for the payment of certain funds to Dr. Cohen for a period of ten years beginning two weeks after the date of his retirement. Such agreement was terminated in connection with the execution of the employment agreement with Dr. Cohen. In addition to the foregoing, pursuant to a deferred compensation agreement entered into in January 1996 which was terminated in June 1998, there were unfunded accruals of $79,041 (the “Deferred Compensation Accrual”) due to Dr. Cohen which the parties previously agreed would be paid to Dr. Cohen upon retirement either in equal consecutive monthly payments for a period not exceeding 60 months or a single payment which will be at the discretion of the Company. Subsequent to the year ended February 28, 2010, and as of May 14, 2010, the Board of Directors agreed to pay Dr. Cohen the Deferred Compensation Accrual which was paid in the second quarter of 2011.

The Company does not have any termination or change in control arrangements with any of its named executive officers.

Indebtedness of Management

No member of management was indebted to the Company during its last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 25, 2011, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Murray S. Cohen(1)*	1,965,958	16.0%
James Ivchenko(2)*	1,564,587	12.7%
James R. Torpey, Jr.(3)*	122,500	1.0%
Herve A. Meillat*	79,000	**
Greg Amato*	100,000	**
Claire Bluestein*	970,155	7.9%
Santa Monica Partners, L.P.(4)	825,900	6.7%
Sandra Lifschitz(5)	605,000	5.0%
Hummingbird Management, LLC(6)	1,029,119	8.4%

All Executive Officers and Directors as a Group (5 persons)	3,832,045	31.1%

*	The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

**	Less than 1%.

(1)
Includes 1,920,958 shares held by Dr. Cohen and 25,000 shares held by the wife of Dr. Cohen. Also, includes 20,000 shares which Dr. Cohen has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(2)
Includes 1,080,000 shares held by Mr. Ivchenko and 464,587 held by Mr. Ivchenko and his wife, as joint tenants. Also, includes 20,000 shares which Mr. Ivchenko has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(3)	Includes 10,000 shares which Mr. Torpey has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(4)	This information is based solely upon information reported in filings made to the SEC on behalf of Santa Monica Partners, L.P. Its address is 1865 Palmer Avenue, Larchmont, New York.

(5)	This information is based solely upon information reported in filings made to the SEC on behalf of Sandra Lifschitz. Her address is 7 Tulane Drive, Livingston, New Jersey.

(6)	This information is based solely upon information reported in filings made to the SEC on behalf of Hummingbird Management, LLC. Its address is 145 East 57th Street, New York, New York.

The Stockholders Agreement

Pursuant to a Stockholders Agreement executed in October 2002, each of the then members of the Board of Directors (Dr. Cohen and Messrs. Ivchenko and Torpey, as well as Morris Dunkel, Claire Bluestein and Peter Kenny) has provided the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the Company’s Common Stock which any of them hold of record or beneficially. Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions. In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See “Deferred Compensation/Employment Contracts and Change in Control Arrangements” above for information on the transactions described therein.

Other than described therein, since March 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

We have determined that two of our four directors are independent directors. Messrs. Torpey and Meillat are our independent directors. We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 28, 2011 and February 28, 2010:

	Fiscal 2011	Fiscal 2010
Fee Category	Fees	Fees

Audit Fees	$51,000	$51,000
Audit Related Fees	$0	$0
Tax Fees	$3,500	$3,500
All Other Fees	$3,300	$4,000

Total Fees	$57,800	$58,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees. Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

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

(3)	Exhibits

3.1	Epolin Inc.’s certificate of incorporation as amended (1)
3.2	Epolin Inc.’s by-laws(1)
4.1	Specimen certificate for common stock(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Filed with the Company’s Form S-18 Registration Statement SEC File 33-25405-NY.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOLIN, INC.
(Registrant)

By:	/s/ Murray S. Cohen
Murray S. Cohen,
Chairman of the Board

Dated:	May 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Greg Amato	Chief Executive Officer	May 31, 2011
Greg Amato	(Principal Executive Officer)

/s/ Murray S. Cohen	Chairman of the Board,	May 31, 2011
Murray S. Cohen	Secretary and Director

/s/ James Ivchenko	President and Director	May 31, 2011
James Ivchenko	(Principal Financial Officer)

/s/ James R. Torpey, Jr.	Director	May 31, 2011
James R. Torpey, Jr.

/s/ Herve A. Meillat	Director	May 31, 2011
Herve A. Meillat

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

FEBRUARY 28, 2011 AND 2010

INDEPENDENT AUDITOR’S REPORT
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it’s wholly owned Subsidiary as of February 28, 2011 and 2010 and the related Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for each of the two years in the periods ended February 28, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the periods ended February 28, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weismann Associates LLC
Weismann Associates LLC
Branchburg, NJ 08876

May 25, 2011

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,
	2011	2010
Current assets:
Cash and cash equivalents	$1,881,219	1,908,752
Accounts receivable	502,475	469,035
Inventories	611,061	683,995
Prepaid expenses	96,446	55,094
Prepaid taxes	188,962	33,870
Deferred tax assets-current portion	14,433	14,698

Total current assets	3,294,596	3,165,444

Plant, property and equipment - at cost:
Land	81,000	81,000
Building and improvements	791,242	770,537
Laboratory equipment	213,242	210,555
Furniture and office equipment	275,856	273,863
Leasehold improvements	532,129	532,131

Total	1,893,469	1,868,086

Less: Accumulated depreciation and amortization	1,094,240	1,008,372

Net plant, property and equipment	799,229	859,714

Other assets:
Deferred tax assets-non current portion	51,527	85,460
Cash value - life insurance policy	—	188,641

Total other assets	51,527	274,101

Total	$4,145,352	4,299,259

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 28,
	2011	2010
Current liabilities:
Accounts payable	$25,596	16,777
Accrued expenses	242,525	47,145
Taxes payable:
Payroll	1,570	2,208

Total current liabilities	269,691	66,130

Other liabilities - Deferred compensation	—	195,082

Total liabilities	269,691	261,212

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $2.50 par value; 940,000 shares authorized; none issued
Preferred stock, series A convertible non-cumulative, $2.50 par value; redemption price and liquidation preference; 60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized; 13,215,000 and 13,115,000 shares issued, and 12,266,355 and 12,166,355 shares outstanding at February 28, 2011 and February 28, 2010, repectively	2,364,693	2,364,693
Additional paid-in capital	123,125	124,820
Retained earnings	1,738,925	1,899,616

Total	4,226,743	4,389,129
Less: Treasury stock - at cost	351,082	351,082

Total stockholders’ equity	3,875,661	4,038,047

Total	$4,145,352	4,299,259

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED FEBRUARY 28, 2011 AND 2010

	2011	2010

Sales	$3,065,554	2,944,628

Cost of sales and expenses:
Cost of sales	1,453,506	1,273,768
Selling, general and administrative	1,598,029	1,118,622

Total	3,051,535	2,392,390

Operating income	14,019	552,238

Other income:
Rental income	—	4,500
Interest	10,494	25,835

Total	10,494	30,335

Income before taxes	24,513	582,573

Income taxes	(14,727)	113,503

Net income	$39,240	469,070

Per share data:
Basic earnings per common share	$—	0.04

Fully diluted earnings per common share	$—	0.04

Weighted average number of common shares outstanding	12,205,807	12,101,972

Fully diluted number of common shares outstanding	12,205,807	12,104,872

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2011 AND 2010

	Number of Shares Issued	Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Shares	Treasury Stock	Stockholders’ Equity

Balance - March 1, 2009	13,015,000	$2,364,693	104,820	1,430,546	948,645	(351,082)	3,548,977

Stock-based compensation	100,000	—	20,000	—	—	—	20,000

Net income	—	—	—	469,070	—	—	469,070

Balance - February 28, 2010	13,115,000	$2,364,693	124,820	1,899,616	948,645	(351,082)	4,038,047

Balance - March 1, 2010	13,115,000	$2,364,693	124,820	1,899,616	948,645	(351,082)	4,038,047

Prior period adjustment - pension contribution - net of income taxes	—	—	—	(199,931)	—	—	(199,931)

Stock-based compensation	100,000	—	(1,695)	—	—	—	(1,695)

Net income	—	—	—	39,240	—	—	39,240

Balance - February 28, 2011	13,215,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRAURY 28, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net income	$39,240	469,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,868	104,432
Prior period adjustment - pension contribution	(199,931)	—
Stock based compensation	(1,695)	20,000
Deferred tax expense	34,197	13,723
Obligation under deferred compensation agreement	(195,082)	(26,306)
(Increase) decrease in:
Accounts receivable	(33,440)	(97,592)
Inventories	72,934	(16,811)
Prepaid expenses	(41,352)	1,204
Prepaid taxes	(155,092)	194,476
Increase (decrease) in:
Accounts payable	8,819	(21,921)
Taxes payable	(637)	—
Accrued expenses	195,380	(237,279)

Net cash provided (used) by operating activities	(190,791)	402,996

Cash flows from investing activities:
Decrease in cash value - life insurance policy	188,641	24,811
Payments for plant, property and equipment	(25,383)	(64,021)

Net cash provided (used) in investing activities	163,258	(39,210)

Increase (decrease) in cash	(27,533)	363,786

Cash and cash equivalents:
Beginning	1,908,752	1,544,966

Ending	$1,881,219	1,908,752

Supplemental disclosures of cash flows:
Income taxes paid	$70,500	129,700

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization:

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

NOTE 2 – Summary of Significant Accounting Policies:

Basis of Presentation – The Consolidated Financial Statements presented herein reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheets, consolidated operating results and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Includes cash in bank and money market accounts for purposes of preparing the Statement of Cash Flows.

Concentrations of Credit Risks – We have at various times of the year had cash deposits in financial institutions and a brokerage house in excess of the amount insured by the agencies of the federal government. In evaluating this credit risk, we periodically evaluate the stability of the financial institution and brokerage house.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 29.2% of our trade receivables at February 28, 2011.

Source of Raw Materials – We purchase chemicals from several large chemical manufacturers, further processing them into its saleable products. Although we limit ourselves to a relatively small number of suppliers, it is not restricted to such suppliers, and availability of such raw materials is widespread.

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

EPOLIN, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of February 28, 2011 and for the year then ended are:

CONDENSED CONSOLIDATING BALANCE SHEET

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Current assets	$2,769,940	524,656	—	3,294,596
Non-current assets	1,375,412	635,623	(1,160,279)	850,756
Total	$4,145,352	1,160,279	(1,160,279)	4,145,352

Total liabilities	$269,691	24,435	(24,435)	269,691

Stockholders’ equity:
Common stock	2,364,693	—	—	2,364,693
Additional paid-in capital	123,125	—	—	123,125
Retained earnings	1,738,925	1,135,844	(1,135,844)	1,738,925
Treasury stock	(351,082)	—	—	(351,082)

Total stockholders' equity	3,875,661	1,135,844	(1,135,844)	3,875,661

Total	$4,145,352	1,160,279	(1,160,279)	4,145,352

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Sales	$3,065,554	—	—	3,065,554
Rental income	—	97,740	(97,740)	—
Total	3,065,554	97,740	(97,740)	3,065,554

Cost of sales	1,453,506	—	—	1,453,506
Selling, general and administrative	1,664,879	30,890	(97,740)	1,598,029

Total	3,118,385	30,890	(97,740)	3,051,535

Operating income	(52,831)	66,850	—	14,019

Other income - interest	8,388	2,106	—	10,494

Income before taxes	(44,443)	68,956	—	24,513

Income taxes	(20,457)	5,730	—	(14,727)

Net income	$(23,986)	63,226	—	39,240

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued):

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

Depreciation and amortization expense totaled $85,868 and $104,432 for the years ended February 28, 2011 and 2010, respectively.

Income Taxes - The Company provides for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and deferred compensation.

ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income tax positions, as defined. FIN 48 requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We became subject to the provisions of FIN 48 as of March 1, 2007, the beginning of fiscal year ended 2008, and analyzed the filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on our financial statements for fiscal year ended 2011. As of February 28, 2011 and 2010, we did not record any unrecognized tax benefits. Our policy, if it had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued):

Use of Estimates – The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – We recognize revenue consistent with the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, payments, and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. Our policy is to replace certain products that are in nonconformity with customer specifications; however, replacements are made at our discretion subject to in house product lab analysis. There are no terms or conditions set forth within our sales contracts that provide for product replacements. Replacement costs are expensed as incurred.

Regulations – We have expended approximately $24,752 and $22,872 through February 28, 2011 and 2010, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Advertising Costs – Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $28,892 and $19,031 for the years ended February 28, 2011 and 2010, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued):

Stock-Based Compensation - We rely on the guidance provided by ASC 718, (“Share Based Payments”). ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyze our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Deferred charges for options granted to non-employees are determined as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

The weighted average fair value per option at the date of grant for the years ended Ferbuary 28, 2011 and 2010 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued):

Fair Value Measurements - We follow the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. Disclosures of the fair value of certain financial instruments are required, whether or not recognized in the Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. There is a three-level valuation hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data

Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Income Taxes:

1. Federal and State deferred tax assets include:

	February 28,
	2011	2010

Temporary differences:
Accelerated amortization	$13,526	219
Deferred compensation	—	83,885
Net operating loss carryforward	45,709	—
Stock-based compensation	6,725	16,054
Total	65,960	100,158

Less: Current portion	14,433	14,698

Non-current portion	$51,527	85,460

2. Income tax:

	February 28,
	2011	2010

Current:
Federal	$(56,713)	79,000
State	7,789	20,780

Total current	(48,924)	99,780

Deferred:
Federal	61,395	10,140
State	(27,198)	3,583

Total deferred	34,197	13,723

Total	$(14,727)	113,503

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Income Taxes (continued):

3. Reconciliation of income tax at the statutory rate to the Company’s effective rate:

	February 28,
	2011	2010

Computed at the statutory rate	$8,334	198,075
State income taxes (net)	7,789	20,780
Decrease in deferred tax asset	34,197	13,723
General business credits	—	(12,740)
Employment agreement	—	(95,964)
Deferred compensation	(33,577)	—
Prior years pension deduction	(39,460)	—
Other reconciling items	7,990	(10,371)

Effective tax	$(14,727)	113,503

We had at February 28, 2011 federal net operating losses of $436,030 and state net operating losses of $482,937. The federal losses were fully utilized as carryback offsets to prior years taxable income. The state net operating loss carryover is available to offset future taxable income which expires beginning in 2022.

NOTE 4 – Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082 as of February 28, 2011 and February 28, 2010, respectively. There were no purchases of treasury shares made during the years ended February 28, 2011 and 2010, respectively.

NOTE 5 – Economic Dependency:

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the years ended February 28, 2011, approximately 28.7% of sales were to three customers. During the years ended February 28, 2010, approximately 33.4% of sales were to three customers.

NOTE 6 – Rental Income Under Sublease:

We entered into an agreement with a non-related party effective September 1, 2005 for a term ending October 31, 2007, and continuing on a month-to-month basis thereafter through May 31, 2009. Under the terms of the agreement, the tenant is to pay a base rent of $18,000 per year. On May 31, 2009, the tenant abandoned the property.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Research and Development:

We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $373,752 and $373,948 were included in cost of sales for the years ended February 28, 2011 and 2010, respectively. Expenditures for the fiscal year ended 2012 are projected to remain at approximately the same level as in fiscal 2011.

NOTE 8 – Employee Benefits:

Simplified Employee Pension Plan – Effective June 1, 1994, we provide a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $69,629 and $47,503 for the years ended February 28, 2011 and 2010, respectively. The plan has not met the requirements of Section 416 and Section 408(k) (6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. See Note 16 - Prior Period Adjustment.

401K Plan – Effective August 20, 2011, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $18,659 for the year ended February 28, 2011.

Stock Option Plan – We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through February 28, 2011, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Employee Benefits (continued):

A summary of the status of our 1998 stock option plan as of February 28, 2011, and the changes during the years ended February 28, 2011 and 2010 is presented below:

		Weighted-Average
Fixed Options:	Shares	Exercise Price
Balance – February 28, 2010	245,000	$.49

Options cancelled	150,000

Balance – February 28, 2011	95,000	$.41

Exercisable at February 28, 2011	95,000	$.41

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at February 28, 2011:

Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding at 2/28/11	Weighted-Average Remaining Contractual Life	Number Exercisable at 2/28/11	Weighted-Average Exercise Price

$.41	95,000	3.0	95,000.41

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events). Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of February 28, 2011, 300,000 shares of Common Stock have been granted and 1,200,000 shares remain to be granted.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Employee Benefits (continued):

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

The 2008 Plan provides that each year, commencing September 1, 2008, each person who serves as a Director during the current year shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock granted each year is calculated based upon the fair market value of our Common Stock at the date of grant. Stock-based compensation in the amount of $20,000 was charged to selling, general and administrative expenses for the years ended February 28, 2011 and 2010 respectively.

NOTE 9 – Segment Reporting:

We currently operate in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. We continually evaluate our operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Sales by geographic area are as follows:

	Years Ended February 28,
	2011	2010
United States	$2,168,027	2,402,128
Asia	469,143	290,358
Europe	419,610	246,731
Other nations	8,774	5,411

Total	$3,065,554	2,944,628

Two customers, located in the United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 20.7% of sales of infrared dies.

Long-lived assets include net plant, property and equipment. We had long-lived assets of $799,229 and $859,714 located in the United States at February 28, 2011 and February 28, 2010, respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Accrued Expenses:

Accrued expenses consisted of the following as of February 28, 2011 and February 28, 2010, respectively:

	February 28,
	2011	2010
Salaries and wages	$3,821	—
Purchases	4,933	3,455
Pension contribution	146,629	—
Commissions	—	10,545
Rent	8,145	8,145
Professional fees	78,997	25,000

Total accrued expenses	$242,525	47,145

NOTE 11 - Inventories:

	February 28,
	2011	2010
Raw materials and supplies	$179,800	160,387
Work in process	74,684	92,421
Finished goods	356,577	431,187

Total	$611,061	683,995

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Earnings Per Share:

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

	Years Ended February 28,
	2011	2010

Basic Earnings Per Common Share:

Net income (loss)	39,240	469,070

Average common shares outstanding	12,205,807	12,101,972

Basic earnings per common share	—	0.04

Diluted Earnings Per Common Share:

Net income	39,240	469,070

Average common shares outstanding	12,205,807	12,101,972

Common shares issuable with respect to options issued to employees with a dilutive effect	—	2,900

Total diluted common shares outstanding	12,205,807	12,104,872

Diluted earnings per common share	—	0.04

Stock options totaling 95,000 and 150,000 for the years ended February 28, 2011 and 2010, respectively, were not included in the net income per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Commitments and Contingencies:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Simplified Employee Pension Plan – Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. See Note 16 - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 28, 2011 and 2010, respectively.

Future minimum payments for the current option period:

Fiscal Years Ending February:
2012 through 2016	$97,740

Deferred Compensation – On December 29, 1995, we entered into a deferred compensation agreement with James Ivchenko, President, whose additional annual compensation of $19,645 plus interest is deferred until he reaches age 65 or is terminated. The obligation is funded by the cash value in a life insurance policy. Commencing on December 2005, annual payments will be made to the officer in the amount of $32,000 for ten consecutive years. On May 14, 2010, the Board of Directors agreed to surrender the life insurance policy. The remaining balance of $128,000 was paid during the quarter ended November 30, 2010.

On January 1, 1996, we entered into a deferred compensation agreement with Dr. Murray S. Cohen, PhD, Chairman of the Board, wherein $25,000 per year was accrued. This agreement, with unfunded accruals of $79,041, terminated on June 25, 1998. On May 14, 2010, the Board of Directors agreed to pay the balance due during the current year. This balance was paid during the quarter ended November 30, 2010.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Fair Value Measurements:

In September 2006, the FASB issued ASC Topic 820 Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standard No. 157 Fair Value Measurements). ASC Topic 820 provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between participants in the market in which the reporting entity transacts its business. ASC Topic 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The adoption of ASC Topic 820 did not have a material effect on our results of operations, financial position or liquidity.

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	Carrying
February 28, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,881,219	1,881,219	—

Total assets at fair value	$1,881,219	1,881,219	—

February 28, 2010	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,908,752	1,908,752	—
Other assets:
Cash value – life insurance	188,641	188,641	—

Total assets at fair value	$2,097,393	2,097,393	—

Liabilities:

Deferred compensation	$195,082	—	195,082

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Fair Value Measurements (continued):

In accordance with ASC Topic 820, we measure our cash and cash equivalents and cash value – life insurance at fair value, and they are classified within Level 1 since there is an active, readily tradable market value based on quoted prices. We base our estimates on such prices (Level 1 pricing) as of February 28, 2011 and 2010, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these items does not entail a significant degree of judgment. The fair value of the deferred compensation was determined based on the face value of the debt calculated on a discounted cash flow analysis.

NOTE 15 – Environmental Matters

Our past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor do we expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition, or competitive position. We have engaged a licensed site remediation professional and special environmental counsel in order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction of our company. Remediation costs for the years ended February 28, 2011 and 2010 were $65,928 and $17,440, respectively. Future remediation costs estimated for the year ended February 29, 2012 approximate $69,000. We believe that our current practices and procedures comply with applicable regulations. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in these statements.

NOTE 16 – Prior Period Adjustment

During the quarter ended August 31, 2010, we received the test results of our Simplified Employee Pension Plan for all years it was in effect. The liability we have incurred to correct the plan in the amount of $263,067 is presented in the financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings net of income taxes.

NOTE 17 – Subsequent Event

On April 14, 2011, our Board of Directors declared a cash dividend of $0.12 per share on all common shares outstanding payable on May 12, 2011 to shareholders of record at the close of business on April 28, 2011.

