Form 10-Q
period 2011-05-31
EPOLIN INC /NJ/
filed 2011-07-14
CIK 797079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-17741

EPOLIN, INC.
(Exact name of Registrant as Specified in its Charter)

New Jersey	22-2547226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

358-364 Adams Street
Newark, New Jersey	07105
(Address of principal executive offices)	(Zip Code)

(973) 465-9495
(Registrant’s Telephone Number, Including Area Code)

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
Yes   ☐                      No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 12,266,355 outstanding as of July 12, 2011.

EPOLIN, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

       See the Consolidated Financial Statements annexed to this report.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Forward-Looking Statements

       This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended February 28, 2011.  The Company does not intend to update these forward-looking statements.

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

       We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials.  Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations.  During the three months ended May 31, 2011, approximately 31.0% of sales were to three customers.  During the three months ended May 31, 2010, approximately 32.9% of sales were to three customers.  The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

       The following tables set forth operations data for the three months ended May 31, 2011 and 2010.

Three Months Ended May 31,

	2011	2010	% change

Sales	$991,085	$811,014	22.2%

Gross profit	570,386	412,697	38.2%

Gross profit percentage	57.6%	50.9%	6.7%

Selling, general & administrative	267,644	363,901	-26.5%

Operating income	302,742	48,796	520.4%
Other Income	1,768	3,351	-47.2%

Income before taxes	304,510	52,147	483.9%

Income taxes	125,141	20,767	502.6%

Net income (after taxes)	$179,369	$31,380	471.6%

Sales

       For the three months ended May 31, 2011, sales were $991,000 as compared to $811,000 for the three months ended May 31, 2010, an increase of $180,000 or 22.2%.

       Such increase in sales for the three months ended May 31, 2011 versus the prior year period are primarily due to increased sales in the eye protection market and a spike in sales in the ink and coating marker for the period offset by a decrease in sales in the light management market.

       The eye protection market represented our largest market with sales in the eye protection market representing 53.7% and 51.6% of sales in the three months ended May 31, 2011 and 2010, respectively.  Sales in the eye protection market were $533,000 for the three months ended May 31, 2011 and $418,000 for the three months ended May 31, 2010, an increase of $115,000.  This increase versus the prior year period is due to growth in the military eye protection segment.

       With regard to the ink and coating market, sales were $133,000 for the three months ended May 31, 2011 compared to $54,000 for the three months ended May 31, 2010, an increase of $79,000.  Although sales in this market have been decreasing since 2008, there was a spike in first quarter sales due to spot orders from international printers of credit cards.  It is uncertain if this demand will continue.

       For the light management market, sales were $260,000 and $297,000 for the three months ended May 31, 2011 and 2010, a decrease of $37,000.  The decrease versus the prior year period is due to weakness in the aerospace and automotive segments.

       For the three months ended May 31, 2011, sales in the custom market were $53,000 which represents a small percentage of our total sales compared to $40,000 for the three months ended May 31, 2010.   This increase was due to a credit for sending spent catalyst to a vendor for recycling.

       Categorized by geographic area, sales in the United States and Europe increased for the three months ended May 31, 2011 while sales decreased in Asia compared to the prior year period.  For the three months ended May 31, 2011 compared to the prior year period, sales increased in the United States to $707,000 from $569,000 primarily due to strong demand for industrial and military eye protection, and sales in Europe increased to $201,000 from $132,000 primarily due to growth in the laser filter and digital electronic segments, while sales decreased in Asia to $62,000 from $107,000 primarily because of temporarily weak demand from a certain industrial eye protection customer.  Sales in other nations increased to $20,000 for the three months ended May 31, 2011 from $3,000 in the prior year period.

Gross Profit

       Gross profit, defined as sales less cost of sales, was $570,000 or 57.6% of sales for the three months ended May 31, 2011 compared to $413,000 or 50.9% of sales for the three months ended May 31, 2010, an increase of 6.7%.   In terms of absolute dollars, gross profit increased $157,000 in the three months ended May 31, 2011 compared to the prior year period.

       Cost of sales was $421,000 for the three months ended May 31, 2011 which represented 42.5% of sales compared to $398,000 for the three months ended May 31, 2010 which represented 49.1% of sales.  In terms of absolute dollars, cost of sales increased $23,000 for the three months ended May 31, 2011 compared to the prior year period.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses decreased to $268,000 or 27.0% of sales for the three months ended May 31, 2011 compared to $364,000 or 44.9% of sales for the three months ended May 31, 2010, a decrease of $96,000.  Such decrease in absolute dollars was primarily due to a substantial decrease in professional fees which were incurred in the three months ended May 31, 2010 for non-recurring services in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below.

Operating Income

       Operating income, in terms of absolute dollars, increased to $303,000 in the three months ended May 31, 2011 from $49,000 in the three months ended May 31, 2010, an increase of $254,000.  Such change was primarily due to an increase in sales of $180,000 from period to period, along with a decrease in selling, general and administrative expenses of $96,000 offset by an increase in cost of sales of $23,000.  As a percentage of sales, operating income was 30.5% of sales for the three months ended May 31, 2011 compared to 6.0% of sales for the three months ended May 31, 2010.

Other Income

       Total other income for the three months ended May 31, 2011 was $2,000 compared to $3,000 for the three months ended May 31, 2010, consisting solely of interest income in each year.  We have not had any rental income since fiscal 2010.  In May 2009, our then subtenant abandoned the premises which it had been subleasing since September 2005.

Net Income

       During the three months ended May 31, 2011, we reported income before taxes of $305,000 as compared to income before taxes of $52,000 for the three months ended May 31, 2010, an increase of $253,000.  Income taxes were $125,000 for the three months ended May 31, 2011 compared to $21,000 for the three months ended May 31, 2010.   Changes in income taxes are generally attributed to changes from period to period in taxable income.  Net income after taxes was $179,000 or $0.01 per share for the three months ended May 31, 2011 as compared to $31,000 or $0.00 per share for the three months ended May 31, 2010.  As a percentage of sales, net income after taxes was 18.1% of sales for the three months ended May 31, 2011 compared to 3.9% of sales for the three months ended May 31, 2010.

       Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses.  Prior to fiscal 2007, sales had grown for a number of consecutive years.  However, from fiscal 2007 through fiscal 2010, we had four consecutive years of decreased sales compared to sales in the immediate prior year.  A positive sign, however, is that sales increased, though modestly, in fiscal 2011 compared to fiscal 2010 by $121,000 and sales continued to increase in the first three months of fiscal 2012 by $180,000 compared to the first three months of fiscal 2011.   In addition, net income increased dramatically in the first three months of fiscal 2012 by $148,000 compared to the prior year period largely due to such increase in sales along with a decrease in selling, general and administrative expenses due to the reasons described above.

Operations Outlook

       Following a period of readjustment in our business priorities, we were able to achieve $3,701,000 in sales for fiscal 2006 which was an all time high for the Company.  Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006.  Beginning in fiscal 2007 and through fiscal 2010, sales decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year.  In fiscal 2011, however, sales increased modestly compared to the prior year which we find to be an encouraging sign.  Sales were $3,065,000 in fiscal 2011 compared to sales $2,945,000 achieved in fiscal 2010.   This increase has continued into fiscal 2012 with sales increasing to $991,000 in the first three months of fiscal 2012 compared to sales of $811,000 achieved in the prior year period.  During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007.  While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market.   Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

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

       In order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction involving the Company, we have engaged a licensed site remediation professional and special environmental counsel in the State of New Jersey.  Under the New Jersey Site Recovery Act (ISRA), the Company will be responsible for certain environmental investigations and remediation, if any, which requirements to comply are triggered by certain transaction including the sale of property or the sale of a business.  Pursuant to the New Jersey Site Remediation Reform Act enacted in 2009, licensed site remediation professionals will be responsible for the oversight of the environmental investigation and remediation on a site subject to ISRA compliance.  In anticipation of triggering ISRA, we have conducted certain testing to date, including but not limited to obtaining soil and groundwater samples, and further testing and other related actions are expected to be done as part of this ongoing process.  Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. No such amounts have been accrued in the financial statements included with this report.  During the year ended February 28, 2011 and 2010, we incurred costs of approximately $66,000 and $17,000 related to these activities.  Although the Company cannot estimate with certainty future costs of environmental compliance with ISRA, we do not presently anticipate such costs will have a material effect on our liquidity, results from operations or our financial condition in future periods.  In this regard, we have estimated future remediation costs for the year ended February 29, 2012 to be approximately $69,000.   Should such facts and circumstances change, however, based upon results of future testing, we may have to revise our outlook.

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

Liquidity and Capital Resources

       Our primary source of funds is cash flow from operations in the normal course of selling products.  On May 31, 2011, we had working capital of $1,748,000, a debt to equity ratio of $0.09 to 1, and stockholders’ equity of $2,583,000 compared to working capital of $3,025,000, a debt to equity ratio of 0.07 to 1, and stockholders’ equity of $3,876,000 on February 28, 2011.  On May 31, 2011, we had $513,000 in cash and cash equivalents, total assets of $2,824,000 and total liabilities of $241,000, compared to $1,881,000 in cash and cash equivalents, total assets of $4,145,000 and total liabilities of $270,000 on February 28, 2011.

       Net cash provided by operating activities for the three months ended May 31, 2011 was $106,000 which was primarily the result of net income of $179,000 plus a decrease in prepaid expenses of $56,000 and prepaid taxes of $107,000, and an increase in accounts payable of $31,000, offset by an increase in accounts receivable of $90,000 and inventories of $142,000, and a decrease in accrued expenses of $60,000.   Net cash provided by operating activities for the three months ended May 31, 2010 was $124,000 which was primarily the result of net income of $31,000, plus decreases in inventories of $57,000, prepaid expenses of $21,000 and prepaid taxes of $12,000, and an increase in accounts payable of $82,000, offset by an increase in accounts receivable of $115,000.

       Net cash used in investing activities for the three months ended May 31, 2011 was $2,000 due to payments for plant, property and equipment of $2,000 compared to net cash provided by investing activities for the three months ended May 31, 2010 of $15,000 due to a due a decrease in cash value of a life insurance policy of $20,000 offset by payments for plant, property and equipment of $5,000.

       Net cash used in financing activities for the three months ended May 31, 2011 was $1,472,000 due to a $0.12 cash dividend paid to stockholders during the three months ended May 31, 2011 compared to no cash provided by or used in financing activities for the three months ended May 31, 2010.

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

       Income taxes - We provide for income taxes under ASC Topic 740-10. ASC Topic 740-10 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Temporary differences relate primarily to different accounting methods used for depreciation and amortization of property and equipment and deferred compensation.   ASC Topic 740-10 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.

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

       Stock-based Compensation – We rely on the guidance provided by ASC 718, (“Share Based Payments”).   ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.  In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.   In estimating our forfeiture rate, we analyze our historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.   The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions. We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant. We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.  Deferred charges for options granted to non-employees are determined as the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measured.

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

Item 4.      Controls and Procedures.

       Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of May 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

EPOLIN, INC.
(Registrant)

Dated: July 14, 2011	By:	/s/ Murray S. Cohen
Murray S. Cohen,
Chairman of the Board

Dated: July 14, 2011	By:	/s/ James Ivchenko
James Ivchenko,
President
(Principal Financial Officer)

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED

 MAY 31, 2011 AND 2010

EPOLIN, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	May 31,	February 28,
	2011	2011
Current assets:
Cash and cash equivalents	$512,933	1,881,219
Accounts receivable	592,663	502,475
Inventories	752,950	611,061
Prepaid expenses	40,667	96,446
Prepaid taxes	82,400	188,962
Deferred tax assets-current portion	6,626	14,433

Total current assets	1,988,239	3,294,596

Plant, property and equipment - at cost:
Land	81,000	81,000
Building and improvements	791,242	791,242
Laboratory equipment	213,242	213,242
Furniture and office equipment	278,014	275,856
Leasehold improvements	532,129	532,129

Total	1,895,627	1,893,469

Less: Accumulated depreciation and amortization	1,101,574	1,094,240

Net plant, property and equipment	794,053	799,229

Other assets - Deferred tax assets - non current portion	41,443	51,527

Total	$2,823,735	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 31,	February 28,
	2011	2011
Current liabilities:
Accounts payable	$56,446	25,596
Accrued expenses	182,064	242,525
Taxes payable:
Income	588	—
Payroll	1,570	1,570

Total current liabilities	240,668	269,691

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $2.50 par value; 940,000 shares authorized; none issued
Preferred stock, series A convertible non-cumulative, $2.50 par value; redemption price and liquidation preference; 60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized; 13,215,000 shares issued, and 12,266,355 shares outstanding at May 31, 2011 and February 28, 2011, respectively.	2,364,693	2,364,693
Additional paid-in capital	123,125	123,125
Retained earnings	446,331	1,738,925

Total	2,934,149	4,226,743
Less: Treasury stock - at cost	351,082	351,082

Total stockholders’ equity	2,583,067	3,875,661

Total	$2,823,735	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED MAY 31, 2011 AND 2010

	2011	2010

Sales	$991,085	811,014

Cost of sales and expenses:
Cost of sales	420,699	398,317
Selling, general and administrative	267,644	363,901

Total	688,343	762,218

Operating income	302,742	48,796

Other income - interest	1,768	3,351

Income before taxes	304,510	52,147

Income taxes	125,141	20,767

Net income	$179,369	31,380

Per share data:
Basic earnings per common share	$0.01	—

Fully diluted earnings per common share	$0.01	—

Weighted average number of common shares outstanding	12,259,663	12,138,095

Fully diluted number of common shares outstanding	12,259,663	12,143,195

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
 THREE MONTHS ENDED MAY 31, 2011 AND 2010

	Number of		Additional
	Shares	Common	Paid-in-	Retained	Treasury	Treasury	Stockholders’
	Issued	Stock	Capital	Earnings	Shares	Stock	Equity

Balance - March 1, 2010	13,115,000	$2,364,693	124,820	1,899,616	948,645	(351,082)	4,038,047

Net income	—	—	—	31,380	—	—	31,380

Balance - May 31, 2010	13,115,000	$2,364,693	124,820	1,930,996	948,645	(351,082)	4,069,427

Balance - March 1, 2011	13,215,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

Dividends paid	—	—	—	(1,471,963)	—	—	(1,471,963)

Net income	—	—	—	179,369	—	—	179,369

Balance - May 31, 2011	13,215,000	$2,364,693	123,125	446,331	948,645	(351,082)	2,583,067

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED MAY 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net income	$179,369	31,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,334	21,141
Deferred tax expense	17,891	8,376
Obligation under deferred compensation agreement	—	2,990
(Increase) decrease in:
Accounts receivable	(90,188)	(114,700)
Inventories	(141,889)	57,171
Prepaid expenses	55,779	20,525
Prepaid taxes	106,562	12,266
Increase (decrease) in:
Accounts payable	30,850	82,073
Accrued expenses	(60,461)	3,159
Taxes payable	588	—

Net cash provided by operating activities	105,835	124,381

Cash flows from investing activities:
Decrease in cash value - life insurance policy	—	19,809
Payments for plant, property and equipment	(2,158)	(4,655)

Net cash provided by (used in) investing activities	(2,158)	15,154

Cash used from financing activities - Dividends paid	(1,471,963)	—

Increase (decrease) in cash	(1,368,286)	139,535

Cash and cash equivalents:
Beginning	1,881,219	1,908,752

Ending	$512,933	2,048,287

Supplemental disclosures of cash flows:
Income taxes paid	$2,000	33,794

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

NOTE 2 – Summary of Significant Accounting Policies:

Basis of Presentation – The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three month interim periods ended May 31, 2011 and 2010 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2012.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 36.1% of our trade receivables at May 31, 2011.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of May 31, 2011 and for the three months then ended are:

CONDENSED CONSOLIDATING BALANCE SHEET

		Epolin
	Epolin Inc.	Holding, Corp.	Eliminations	Consolidated
Current assets	$1,844,725	143,514	—	1,988,239
Non-current assets	978,422	628,289	(771,215)	835,496
Total	$2,823,147	771,803	(771,215)	2,823,735

Total liabilities	$240,080	25,023	(24,435)	240,668

Stockholders’ equity:
Common stock	2,364,693	—	—	2,364,693
Additional paid-in capital	123,125	—	—	123,125
Retained earnings	446,331	746,780	(746,780)	446,331
Treasury stock	(351,082)	—	—	(351,082)

Total stockholders’ equity	2,583,067	746,780	(746,780)	2,583,067

Total	$2,823,147	771,803	(771,215)	2,823,735

CONDENSED CONSOLIDATING STATEMENT OF INCOME

		Epolin
	Epolin Inc.	Holding, Corp.	Eliminations	Consolidated
Sales	$991,085	—	—	991,085
Rental income	—	24,435	(24,435)	—
Total	991,085	24,435	(24,435)	991,085

Cost of sales	420,699	—	—	420,699
Selling, general and administrative	283,843	8,236	(24,435)	267,644

Total	704,542	8,236	(24,435)	688,343

Operating income	286,543	16,199	—	302,742

Other income - interest	1,355	413	—	1,768

Income before taxes	287,898	16,612	—	304,510

Income taxes	123,891	1,250	—	125,141

Net income	$164,007	15,362	—	179,369

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Depreciation and amortization expense totaled $7,334 and $21,141 for the three months ended May 31, 2011 and 2010, respectively.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of ASC Topic 740-10 had no impact on our financial statements for fiscal year ended 2011. As of May 31, 2011 and 2010, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

Net Income Per Share - Basic net income per share is calculated on the basis of the weighted average number of shares outstanding during the period, excluding dilution. Diluted net income per share is computed on the basis of the weighted average number of shares plus potentially dilutive common shares arising from the assumed exercise of stock options.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Regulations – We have expended approximately $11,268 and $15,990 through May 31, 2011 and 2010, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Advertising Costs – Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $10,656 and $10,116 for the three months ended May 31, 2011 and 2010, respectively.

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

The weighted average fair value per option at the date of grant for the three months ended May 31, 2011 and 2010 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – Income Taxes:

1.  Federal and State deferred tax assets include:

	May 31,	February 28,
	2011	2011
Temporary differences:
Accelerated amortization	$15,182	13,526
Net operating loss carryforward	26,162	45,709
Stock-based compensation	6,725	6,725
Total	48,069	65,960

Less: Current portion	6,626	14,433

Non-current portion	$41,443	51,527

2.  Income tax:

	May 31,
	2011	2010
Current:
Federal	$104,000	8,783
State	3,250	3,608

Total current	107,250	12,391

Deferred:
Federal	(1,500)	6,055
State	19,391	2,321

Total deferred	17,891	8,376

Total	$125,141	20,767

We had at May 31, 2011 state net operating losses of $290,695.  The state net operating loss carryover is available to offset future taxable income which expires beginning in 2022.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082 as of May 31, 2011 and February 28, 2011, respectively. There were no purchases of treasury shares made during the three months ended May 31, 2011 and 2010, respectively.

NOTE 5 – Economic Dependency:

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2011, approximately 31.0% of sales were to three customers. During the three months ended May 31, 2010, approximately 32.9% of sales were to three customers.

NOTE 6 – Research and Development:

We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $84,240 and $100,766 were included in cost of sales for the three months ended May 31, 2011 and 2010, respectively. Expenditures for the fiscal year ended 2012 are projected to remain at approximately the same level as in fiscal 2011.

NOTE 7 – Employee Benefits:

Simplified Employee Pension Plan – Effective June 1, 1994, we provide a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $11,212 for the three months ended May 31, 2010. The plan has not met the requirements of Section 416 and Section 408(k) (6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. See Note 15 - Prior Period Adjustment.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits ( continued):

401K Plan – Effective August 20, 2011, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $7,301 for the three months ended May 31, 2011.

Stock Option Plan – We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through May 31, 2011, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

A summary of the status of our 1998 stock option plan as of May 31, 2011, and the changes during the three months ended May 31, 2011 and 2010 is presented below:

		Weighted-Average
Fixed Options:	Shares	Exercise Price
Balance – May 31, 2010	245,000	$.49

Options cancelled	150,000

Balance – May 31, 2011	95,000	$.41

Exercisable at May 31, 2011	95,000	$.41

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at May 31, 2011:

Outstanding Options			Exercisable Options
	Number	Weighted-Average	Number
Range of	Outstanding	Remaining	Exercisable	Weighted-Average
Exercise Price	at 5/31/11	Contractual Life	at 5/31/11	Exercise Price
$.41	95,000	2.7	95,000.41

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events).  Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of May 31, 2011, 300,000 shares of Common Stock have been granted and 1,200,000 shares remain to be granted.

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

NOTE 8 – Segment Reporting:

We currently operate in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. We continually evaluate our operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Sales by geographic area are as follows:

	May 31,
	2011	2010
United States	$707,487	569,235
Asia	62,459	107,270
Europe	200,858	131,914
Other nations	20,281	2,595

Total	$991,085	811,014

Two customers, located in the United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 22.1% of sales of infrared dies.

Long-lived assets include net plant, property and equipment. We had long-lived assets of $794,053 and $799,229 located in the United States at May 31, 2011 and February 28, 2011, respectively.

NOTE 9 – Environmental Matters

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 - Accrued Expenses:

Accrued expenses consisted of the following as of May 31, 2011 and February 28, 2011, respectively:

	May 31,	February 28,
	2011	2010
Salaries and wages	$27,058	3,821
Purchases	—	4,933
Pension contribution	124,265	146,629
Commissions	16,596	—
Rent	8,145	8,145
Professional fees	6,000	78,997

Total accrued expenses	$182,064	242,525

NOTE 11 - Inventories:

	May 31,	February 28,
	2011	2010
Raw materials and supplies	$184,653	179,800
Work in process	198,009	74,684
Finished goods	370,288	356,577

Total	$752,950	611,061

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	May 31,
	2011	2010

Basic Earnings Per Common Share:

Net income	179,369	31,380

Average common shares outstanding	12,259,663	12,138,095

Basic earnings per common share	0.01	—

Diluted Earnings Per Common Share:

Net income	179,369	31,380

Average common shares outstanding	12,259,663	12,138,095

Common shares issuable with respect to options issued to employees with a dilutive effect	—	2,900

Total diluted common shares outstanding	12,259,663	12,143,195

Diluted earnings per common share	0.01	—

Stock options totaling 95,000 for the three months ended May 31, 2011, were not included in the net income per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 – Commitments and Contingencies:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Simplified Employee Pension Plan – Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. See Note 15 - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2011 and 2010, respectively.

Future minimum payments for the current option period:

Fiscal Years Ending February:
2012	$73,305
2013 through 2016	97,740

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	Carrying
May 31, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$512,933	512,933	—

Total assets at fair value	$512,933	512,933	—

February 28, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,881,219	1,881,219	—

Total assets at fair value	$1,881,219	1,881,219	—

In accordance with ASC Topic 820, we measure our cash and cash equivalents at fair value, and they are classified within Level 1 since there is an active, readily tradable market value based on quoted prices. We base our estimates on such prices (Level 1 pricing) as of May 31, 2011 and February 28, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these items does not entail a significant degree of judgment.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15 – Prior Period Adjustment

During the quarter ended August 31, 2010, we received the test results of our Simplified Employee Pension Plan for all years it was in effect. The liability we have incurred to correct the plan in the amount of $263,067 was recorded in our year-end financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings net of income taxes.

NOTE 16 – Dividends

On April 14, 2011, our Board of Directors declared a cash dividend of $0.12 per share on all common shares outstanding. The dividend, in the amount of $1,471,963 was paid on May 12, 2011 to shareholders of record at the close of business on April 28, 2011.