Form 10-Q
period 2011-08-31
EPOLIN INC /NJ/
filed 2011-10-17
CIK 797079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-17741

EPOLIN, INC.
(Exact name of Registrant as Specified in its Charter)

New Jersey	22-2547226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358-364 Adams Street Newark, New Jersey	07105
(Address of principal executive offices)	(Zip Code)

(973) 465-9495
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 12,266,355 outstanding as of October 12, 2011.

EPOLIN, INC.

PART I - FINANCIAL INFORMATION

Item1.	Financial Statements.

See the Consolidated Financial Statements annexed to this report.

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials.  Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations.  During the six months ended August 31, 2011, approximately 31.9% of sales were to three customers.  During the three months ended August 31, 2010, approximately 30.4% of sales were to three customers.  The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

The following tables set forth operations data for the three and six months ended August 31, 2011 and 2010.

Three Months Ended August 31,

	2011	2010	% change
Sales	$690,064	$670,489	2.9%

Gross profit	252,532	321,624	-21.5%

Gross profit percentage	36.6%	48.0%	-11.4%

Selling, general & administrative	292,872	259,854	12.7%

Operating income (loss)	(40,340)	61,770	-165.3%

Other Income	471	2,343	-79.9%

Income (loss) before taxes	(39,869)	64,113	-162.2%

Income taxes	(18,877)	16,404	-215.1%

Net income (loss) (after taxes)	$(20,992)	$47,709	-144.0%

Six Months Ended August 31,

	2011	2010	% change
Sales	$1,681,149	$1,481,503	13.5%

Gross profit	822,918	734,321	12.1%

Gross profit percentage	48.9%	49.6%	-0.7%

Selling, general & administrative	560,516	623,755	-10.1%

Operating income	262,402	110,566	137.3%

Other Income	2,239	5,694	-60.7%

Income before taxes	264,641	116,260	127.69%

Income taxes	106,264	37,171	185.9%

Net income (after taxes)	$158,377	$79,089	100.3%

Sales

For the three months ended August 31, 2011, sales were $690,000 as compared to $670,000 for the three months ended August 31, 2010, an increase of $20,000 or 2.9%.  Sales increased to $1,681,000 for the six months ended August 31, 2011 from $1,482,000 for the six months ended August 31, 2010, an increase of $199,000 or 13.5%.

Such increase in sales for the three and six months ended August 31, 2011 versus the prior year periods are primarily due to increased sales in the eye protection market offset by a decrease in sales in the light management market. In addition, we experienced a spike in sales in the ink and coating marker for the three months ended May 31, 2011 which did not continue into the second quarter of fiscal 2012 although overall sales in the six months ended August 31, 2011 in the ink and coating market were higher compared to the six months in the prior fiscal year.  We also had an increase in sales in the custom market, although this represents a small percentage of our overall sales.

The eye protection market represented our largest market with sales in the eye protection market representing 68.1% and 59.6% of sales in the three and six months ended August 31, 2011 and  54.9% and 53.1% of sales in the three and six months ended August 31, 2010.  Sales in the eye protection market were $470,000 and $1,003,000 for the three and six months ended August 31, 2011 and $368,000 and $787,000 for the three and six months ended August 31, 2010, an increase of $102,000 and $216,000, respectively.  This increase versus the prior year period is due to growth in both the welding and laser eye protection segments.

For the light management market, sales were $128,000 and $388,000 for the three and six months ended August 31, 2011 compared to $167,000 and $464,000 for the three and six months ended August 31, 2010, a decrease of $39,000 and $76,000, respectively.  The decrease versus the prior year periods is primarily due to weakness in the aerospace and automotive segments.

With regard to the ink and coating market, sales were $51,000 and $184,000 for the three and six months ended August 31, 2011 compared to $112,000 and $166,000 for the three and six months ended August 31, 2010.  While sales in this market decreased by $61,000 for the three months ended August 31, 2011 compared to the prior year period, sales increased by $18,000 in the six months ended August 31, 2011 compared to the six months ended August 31, 2010.  There was a spike in sales in the first quarter of fiscal 2012 due to spot orders from international printers of credit cards which was not repeated in the second quarter.

For the three and six months ended August 31, 2011, sales in the custom market were $39,000 and $92,000 which represents a small percentage of our total sales compared to $23,000 and $63,000 for the three and six months ended August 31, 2010.   This increase was primarily due to a credit for sending spent catalyst to a vendor for recycling.

Categorized by geographic area, sales in the United States and Europe increased for the six months ended August 31, 2011 while sales decreased in Asia compared to the prior year period.  For the six months ended August 31, 2011 compared to the prior year period, sales increased in the United States to $1,154,000 from $1,094,000 primarily due to strong demand for industrial and military eye protection, and sales in Europe increased to $314,000 from $185,000 primarily due to growth in the laser filter, security ink and digital electronic segments, while sales decreased in Asia to $192,000 from $199,000 primarily because of temporarily weak demand from a few industrial eye protection customers.  Sales in other nations increased to $20,000 for the six months ended August 31, 2011 from $4,000 in the prior year period.

Gross Profit

Gross profit, defined as sales less cost of sales, was $253,000 or 36.6% of sales for the three months ended August 31, 2011 compared to $322,000 or 48.0% of sales for the three months ended August 31, 2010, a decrease of 11.4%.   Such decrease was primarily due in an increase in raw material costs.  In terms of absolute dollars, gross profit decreased $69,000 in the three months ended August 31, 2011 compared to the prior year period.  For the six months ended August 31, 2011, gross profit was $823,000 or 48.9% of sales compared to $734,000 or 49.6% of sales for the six months ended August 31, 2010, a decrease of 0.7%.   In terms of absolute dollars, gross profit increased $89,000 in the six months ended August 31, 2011 compared to the prior year period.

Cost of sales was $438,000 for the three months ended August 31, 2011 which represented 63.4% of sales compared to $349,000 for the three months ended August 31, 2010 which represented 52.0% of sales.  For the six months ended August 31, 2011, cost of sales was $858,000 which represented 51.1% of sales compared to $747,000 which represented 50.4% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $293,000 for the three months ended August 31, 2011 compared to $260,000 for the three months ended August 31, 2010, an increase of $33,000, while selling, general and administrative expenses decreased to $561,000 for the six months ended August 31, 2011 from $624,000 for the six months ended August 31, 2010, a decrease of $63,000.

Such increase in absolute dollars in the three month period was primarily due to an increase in professional fees for the quarter as well as an increase in commission and consulting fees.  The decrease in absolute dollars in the six month period was primarily due to an overall substantial decrease in professional fees which were incurred in the six months ended August 31, 2010 for non-recurring services in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below.

As a percentage of sales, selling, general and administrative expenses were 42.4% of sales for the three months ended August 31, 2011 compared to 38.8% of sales for the three months ended August 31, 2010, while for the six months ended August 31, 2011, selling, general and administrative expenses were 33.3% of sales compared to 42.1% of sales   for the six months ended August 31, 2010.

Operating Income

The Company suffered an operating loss of $40,000 for the three months ended August 31, 2011 compared to operating income of $62,000 for the three months ended August 31, 2010.  For the six months ended August 31, 2011, operating income was $262,000 compared to operating income of $111,000 for the six months ended August 31, 2010.  Such operating loss for the quarter was primarily due to an increase in the cost of sales percentage of 11.4% as well as an increase in selling, general and administrative expenses of $33,000.  For the six month period, the increase in operating income was primarily due to increased sales of $199,000 as well as a decrease in selling, general and administrative expenses of $63,000 offset by an increase in cost of sales $110,000.  As a percentage of sales, operating income was 15.6% of sales for the six months ended August 31, 2011 compared to 7.5% of sales for the six months ended August 31, 2010.

Other Income

Total other income was $500 and $2,000 for the three and six months ended August 31, 2011 compared to $2,000 and $6,000 for the three and six months ended August 31, 2010, consisting solely of interest income in each year. We have not had any rental income since fiscal 2010.  In May 2009, our then subtenant abandoned the premises which it had been subleasing since September 2005.

Net Income

During the three months ended August 31, 2011, we reported a net loss before taxes of $(40,000) as compared to income before taxes of $64,000 for the three months ended August 31, 2010, a decrease of $104,000.  During the six months ended August 31, 2011, we reported income before taxes of $265,000 as compared to income before taxes of $116,000 for the six months ended August 31, 2010, an increase of $149,000.   Income taxes were $(19,000) and $106,000 for the three and six months ended August 31, 2011 compared to $16,000 and $37,000 for the three and six months ended August 31, 2010.   Changes in income taxes are generally attributed to changes from period to period in taxable income.  Net loss after taxes was $(21,000) or $0.00 per share for the three months ended August 31, 2011 as compared to $48,000 or $0.00 per share for the three months ended August 31, 2010.  For the six months ended August 31, 2011, net income after taxes was $158,000 or $0.01 per share as compared to net income after taxes of $79,000 or $0.01 per share for the six months ended August 31, 2010.   As a percentage of sales, net income after taxes was 9.4% of sales for the six months ended August 31, 2011 compared to 5.3% of sales for the six months ended August 31, 2010.

Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses.  Prior to fiscal 2007, sales had grown for a number of consecutive years.  However, from fiscal 2007 through fiscal 2010, we had four consecutive years of decreased sales compared to sales in the immediate prior year.  A positive sign, however, is that sales increased, though modestly, in fiscal 2011 compared to fiscal 2010 by $121,000 and sales continued to increase in the first six months of fiscal 2012 by $199,000 compared to the first six months of fiscal 2011.   In addition, net income increased in the first six months of fiscal 2012 by $79,000 compared to the prior year period although we did suffer a net loss of $(21,000) in the second quarter of fiscal 2012.

Operations Outlook

Following a period of readjustment in our business priorities, we were able to achieve $3,701,000 in sales for fiscal 2006 which was an all time high for the Company.  Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006.  Beginning in fiscal 2007 and through fiscal 2010, sales decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year.  In fiscal 2011, however, sales increased modestly compared to the prior year which we find to be an encouraging sign.  Sales were $3,065,000 in fiscal 2011 compared to sales $2,945,000 achieved in fiscal 2010.   This increase has continued into fiscal 2012 with sales increasing to $1,681,000 in the first six months of fiscal 2012 compared to sales of $1,482,000 achieved in the prior year period.  During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007.  While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market.   Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

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

The Company maintained a Simplified Employee Pension Plan which was adopted in 1994 for its employees as a retirement and income tax reduction facility.  We have recently tested all years of the Plan to insure compliance with Internal Revenue Service regulations and, during the quarter ended August 31, 2010, we received the test results for all years it was in effect.  In accordance with the results, we have accrued a contribution to the Plan in the amount of $284,955.  As of August 31, 2011, we have paid all accrued amounts to the Plan through the date of testing.  In addition, as a result of contributions paid to the Plan subsequent to the testing date, additional interest will be paid to plan participants.  Our plan actuary is in the process of calculating these amounts, the results of which will be disclosed as they become available.  In August 2010, the Company adopted a 401(k) Plan to replace the Simplified Employee Pension Plan.

Liquidity and Capital Resources

Our primary source of funds is cash flow from operations in the normal course of selling products.  On August 31, 2011, we had working capital of $1,750,000, a debt to equity ratio of $0.08 to 1, and stockholders’ equity of $2,562,000 compared to working capital of $3,025,000, a debt to equity ratio of 0.07 to 1, and stockholders’ equity of $3,876,000 on February 28, 2011.  On August 31, 2011, we had $713,000 in cash and cash equivalents, total assets of $2,767,000 and total liabilities of $205,000, compared to $1,881,000 in cash and cash equivalents, total assets of $4,145,000 and total liabilities of $270,000 on February 28, 2011.

Net cash provided by operating activities for the six months ended August 31, 2011 was $308,000 which was primarily the result of net income of $158,000 plus a decrease in accounts receivable of $95,000, prepaid expenses of $71,000 and prepaid taxes of $87,000, and an increase in accounts payable of $59,000, offset by an increase in inventories of $90,000 and a decrease in accrued expenses of $124,000.  Net cash provided by operating activities for the six months ended August 31, 2010 was $146,000 which was primarily the result of net income of $79,000, plus decreases in accounts receivable of $121,000, inventories of $30,000, prepaid expenses of $41,000, increases in accounts payable of $31,000, and accrued expenses of $259,000 (principally due to a pension contribution of $274,000), offset by an increase in prepaid taxes of $13,000 and a prior period adjustment for pension contribution of $262,000 and an adjustment of $195,000 due to obligations under deferred compensation agreements.  The adjustment of $262,000 represents the liability we have incurred to correct the Simplified Employee Pension Plan as described above.  The adjustment of $195,000 represents the aggregate of the amount paid to the Company’s President for the remaining balance due to him under a deferred compensation agreement and an amount paid to the Company’s Chairman for a deferred compensation accrual remaining due to him, each of which was paid in the second quarter of fiscal 2011.

Significant factors contributing to the use of cash in the first six months of fiscal 2012 were the increase in inventories of $90,000 primarily due to increased purchases and production during the second quarter, as well a decrease in accrued expenses of $124,000 primarily the result of contributions paid to the Simplified Employee Pension Plan.

Net cash used in investing activities for the six months ended August 31, 2011 was $4,000 due to payments for plant, property and equipment compared to net cash provided by investing activities for the six months ended August 31, 2010 of $185,000 due to a decrease in cash value of a life insurance policy of $189,000 (resulting from the surrender of a life insurance policy for its net surrender value maintained in connection with the deferred compensation agreement with the Company’s President) offset by payments of plant, property and equipment of $4,000.

Net cash used in financing activities for the six months ended August 31, 2011 was $1,472,000 due to a $0.12 cash dividend paid to stockholders during the first quarter of fiscal 2012 compared to no cash provided by or used in financing activities for the six months ended August 31, 2010.

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

Revenue Recognition – We recognize revenue based upon factors such as passage of title, payments and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. Our policy is to replace certain products that do not conform to customer specifications; however, replacements are made at our discretion subject to in house product lab analysis. There are no terms or conditions set forth within our sales contracts that provide for product replacements.  We expense replacement costs as incurred.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of August 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no material changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.	Defaults Upon Senior Securities.

None.

Item4.	[Removed and Reserved.]

Item5.	Other Information.

None.

Item6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOLIN, INC.
(Registrant)

Dated: October 17, 2011	By:	/s/ Greg Amato
Greg Amato,
Chief Executive Officer

Dated: October 17, 2011	By:	/s/ James Ivchenko
James Ivchenko,
President
(Principal Financial Officer)

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SIX MONTHS ENDED

 AUGUST 31, 2011 AND 2010

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	August 31,	February 28,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$712,816	1,881,219
Accounts receivable	407,251	502,475
Inventories	700,912	611,061
Prepaid expenses	25,074	96,446
Prepaid taxes	101,800	188,962
Deferred tax assets-current portion	6,626	14,433

Total current assets	1,954,479	3,294,596

Plant, property and equipment - at cost:
Land	81,000	81,000
Building and improvements	793,448	791,242
Laboratory equipment	213,242	213,242
Furniture and office equipment	278,014	275,856
Leasehold improvements	532,129	532,129

Total	1,897,833	1,893,469

Less: Accumulated depreciation and amortization	1,127,552	1,094,240

Net plant, property and equipment	770,281	799,229

Other assets - Deferred tax assets - non current portion	42,170	51,527

Total	$2,766,930	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

	August 31,	February 28,
	2011	2011
Current liabilities:
Accounts payable	$84,459	25,596
Accrued expenses	118,773	242,525
Taxes payable:
Income	53	-
Payroll	1,570	1,570

Total current liabilities	204,855	269,691

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $2.50 par value; 940,000 shares authorized;
none issued
Preferred stock, series A convertible non-cumulative,
$2.50 par value; redemption price and liquidation preference;
60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized;
13,215,000 shares issued, and 12,266,355 shares outstanding
at August 31, 2011 and February 28, 2011, respectively.	2,364,693	2,364,693
Additional paid-in capital	123,125	123,125
Retained earnings	425,339	1,738,925

Total	2,913,157	4,226,743
Less: Treasury stock - at cost	351,082	351,082

Total stockholders' equity	2,562,075	3,875,661

Total	$2,766,930	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

	2011	2010

Sales	$1,681,149	1,481,503

Cost of sales and expenses:
Cost of sales	858,231	747,182
Selling, general and administrative	560,516	623,755

Total	1,418,747	1,370,937

Operating income	262,402	110,566

Other income - interest	2,239	5,694

Income before taxes	264,641	116,260

Income taxes	106,264	37,171

Net income	$158,377	79,089

Per share data:
Basic earnings per common share	$0.01	0.01

Fully diluted earnings per common share	$0.01	0.01

Weighted average number of common shares outstanding	12,236,081	12,144,428

Fully diluted number of common shares outstanding	12,236,081	12,161,528

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

	2011	2010

Sales	$690,064	670,489

Cost of sales and expenses:
Cost of sales	437,532	348,865
Selling, general and administrative	292,872	259,854

Total	730,404	608,719

Operating income (loss)	(40,340)	61,770

Other income:
Interest	471	2,343

Total	471	2,343

Income (loss) before taxes	(39,869)	64,113

Income taxes	(18,877)	16,404

Net income (loss)	$(20,992)	47,709

Per share data:
Basic earnings per common share	$-	-

Fully diluted earnings per common share	$-	-

Weighted average number of common shares outstanding	12,263,009	12,152,225

Fully diluted number of common shares outstanding	12,263,009	12,169,325

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
 SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

			Additional
	Number of	Common	Paid-in-	Retained	Treasury	Treasury	Stockholders'
	Shares Issued	Stock	Capital	Earnings	Shares	Stock	Equity

Balance - March 1, 2010	13,115,000	$2,364,693	124,820	1,899,616	948,645	(351,082)	4,038,047

Prior period adjustment-
pension contribution	-	-	-	(262,246)	-	-	(262,246)

Stock-based compensation	-	-	(21,695)	-	-	-	(21,695)

Net income	-	-	-	79,089	-	-	79,089

Balance - August 31, 2010	13,115,000	$2,364,693	103,125	1,716,459	948,645	(351,082)	3,833,195

Balance - March 1, 2011	13,215,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

Dividends paid	-	-	-	(1,471,963)	-	-	(1,471,963)

Net income	-	-	-	158,377	-	-	158,377

Balance - August 31, 2011	13,215,000	$2,364,693	123,125	425,339	948,645	(351,082)	2,562,075

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net income	$158,377	79,089
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	33,312	42,283
Prior period adjustment - pension contribution	-	(262,246)
Stock-based compensation	-	(21,695)
Deferred tax expense	17,164	34,200
Obligation under deferred compensation agreement	-	(195,082)
(Increase) decrease in:
Accounts receivable	95,224	120,815
Inventories	(89,851)	30,003
Prepaid expenses	71,372	41,124
Prepaid taxes	87,162	(13,460)
Increase (decrease) in:
Accounts payable	58,863	31,311
Accrued expenses	(123,752)	259,338
Taxes payable	53	-

Net cash provided by operating activities	307,924	145,680

Cash flows from investing activities:
Decrease in cash value - life insurance policy	-	188,641
Payments for plant, property and equipment	(4,364)	(4,011)

Net cash provided by (used in) investing activities	(4,364)	184,630

Cash used from financing activities - Dividends paid	(1,471,963)	-

Increase (decrease) in cash	(1,168,403)	330,310

Cash and cash equivalents:
Beginning	1,881,219	1,908,752

Ending	$712,816	2,239,062

Supplemental disclosures of cash flows:
Income taxes paid	$2,000	50,100

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

The results of operations for the six month interim periods ended August 31, 2011 and 2010 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2012.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 35.3% of our trade receivables at August 31, 2011.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued) :

Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation Condensed Consolidation Financial Statements as of August 31, 2011 and for the six months then ended are:

CONDENSED CONSOLIDATING BALANCE SHEET

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Current assets	$1,790,288	164,191	-	1,954,479
Non-current assets	976,589	623,161	(787,299)	812,451
Total	$2,766,877	787,352	(787,299)	2,766,930

Total liabilities	$204,802	24,488	(24,435)	204,855

Stockholders' equity:
Common stock	2,364,693	-	-	2,364,693
Additional paid-in capital	123,125	-	-	123,125
Retained earnings	425,339	762,864	(762,864)	425,339
Treasury stock	(351,082)	-	-	(351,082)

Total stockholders' equity	2,562,075	762,864	(762,864)	2,562,075

Total	$2,766,877	787,352	(787,299)	2,766,930

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Sales	$1,681,149	-	-	1,681,149
Rental income	-	48,870	(48,870)	-
Total	1,681,149	48,870	(48,870)	1,681,149

Cost of sales	858,231	-	-	858,231
Selling, general and administrative	593,863	15,523	(48,870)	560,516

Total	1,452,094	15,523	(48,870)	1,418,747

Operating income	229,055	33,347	-	262,402

Other income - interest	1,640	599	-	2,239

Income before taxes	230,695	33,946	-	264,641

Income taxes	103,764	2,500	-	106,264

Net income	$126,931	31,446	-	158,377

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued):

Plant, Property and Equipment - Stated at cost. Provisions for depreciation are computed on the straight-line methods, based upon the estimated useful lives of the various assets.

A summary of the major categories of our plant, property and equipment are as follows:

Estimated Years

Building and improvements	Straight Line	39
Laboratory equipment	Straight Line	5 - 7
Furniture and office equipment	Straight Line	5 - 7
Leasehold Improvements	Straight Line	10- 39

The costs of major renewals and betterments are capitalized. Repairs and maintenance are charged to operations as incurred. Upon disposition, the cost and related accumulated depreciation are removed and any related gain or loss is reflected in earnings.

Depreciation and amortization expense totaled $33,312 and $42,283 for the six months ended August 31, 2011 and 2010, respectively.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of ASC Topic 740-10 had no impact on our financial statements for fiscal year ended 2011. As of August 31, 2011 and 2010, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Revenue Recognition – We recognize revenue based upon factors such as passage of title, payments, and customer acceptance. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheet. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. Our policy is to replace certain products that are in nonconformity with customer specifications; however, replacements are made at our discretion subject to in house product lab analysis. There are no terms or conditions set forth within our sales contracts that provide for product replacements. Replacement costs are expensed as incurred.

Regulations – We have expended approximately $24,567 and $45,471 through August 31, 2011 and 2010, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Advertising Costs – Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $16,791 and $11,930 for the six months ended August 31, 2011 and 2010, respectively.

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

The weighted average fair value per option at the date of grant for the six months ended August 31, 2011 and 2010 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – Income Taxes:

1.  Federal and State deferred tax assets include:

	August 31,	February 28,
	2011	2011
Temporary differences:
Accelerated amortization	$17,124	13,526
Net operating loss carryforward	24,947	45,709
Stock-based compensation	6,725	6,725
Total	48,796	65,960

Less: Current portion	6,626	14,433

Non-current portion	$42,170	51,527

2.  Income tax:

	August 31,
	2011	2010
Current:
Federal	$84,600	17
State	4,500	2,988

Total current	89,100	2,971

Deferred:
Federal	(3,000)	29,400
State	20,164	4,800

Total deferred	17,164	34,200

Total	$106,264	37,171

We had at August 31, 2011 state net operating losses of $277,202.  The state net operating loss carryover is available to offset future taxable income which expires beginning in 2022.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082 as of August 31, 2011 and February 28, 2011, respectively. There were no purchases of treasury shares made during the six months ended August 31, 2011 and 2010, respectively.

NOTE 5 – Economic Dependency:

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the six months ended August 31, 2011, approximately 31.9% of sales were to three customers. During the six months ended August 31, 2010, approximately 30.4% of sales were to three customers.

NOTE 6 – Research and Development:

We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $168,003 and $203,127 were included in cost of sales for the six months ended August 31, 2011 and 2010, respectively. Expenditures for the fiscal year ended 2012 are projected to remain at approximately the same level as in fiscal 2011.

NOTE 7 – Employee Benefits:

Simplified Employee Pension Plan – Effective June 1, 1994, we provide a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $35,975 for the six months ended August 31, 2010. The plan has not met the Internal Revenue Service requirements of Section 416 and Section 408(k) (6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of August 31, 2011, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest will be paid to plan participants. Our plan actuary is in the process of calculating these amounts, the results of which will be disclosed as they become available. See Note 15 - Prior Period Adjustment.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits ( continued):

401K Plan – Effective August 20, 2011, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $15,979 for the six months ended August 31, 2011.

Stock Option Plan – We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through August 31, 2011, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

A summary of the status of our 1998 stock option plan as of August 31, 2011, and the changes during the six months ended August 31, 2011 and 2010 is presented below:

		Weighted-Average
Fixed Options:	Shares	Exercise Price
Balance – August 31, 2010	245,000	$.49

Options cancelled	150,000

Balance – August 31, 2011	95,000	$.41

Exercisable at August 31, 2011	95,000	$.41

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at August 31, 2011:

Outstanding Options			Exercisable Options
	Number	Weighted-Average	Number
Range of	Outstanding	Remaining	Exercisable	Weighted-Average
Exercise Price	at 8/31/11	Contractual Life	at 8/31/11	Exercise Price
$.41	95,000	2.4	95,000	.41

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events).  Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of August 31, 2011, 300,000 shares of Common Stock have been granted and 1,200,000 shares remain to be granted.

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

Sales by geographic area are as follows:

	August 31,
	2011	2010
United States	$1,154,468	1,094,321
Asia	192,354	198,721
Europe	314,406	184,564
Other nations	19,921	3,897

Total	$1,681,149	1,481,503

Two customers, located in the United States, accounted for more than 10% of revenues from continuing operations. These customers accounted for 23.2% of sales of infrared dies.

Long-lived assets include net plant, property and equipment. We had long-lived assets of $770,281 and $799,229 located in the United States at August 31, 2011 and February 28, 2011, respectively.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 - Accrued Expenses:

Accrued expenses consisted of the following as of August 31, 2011 and February 28, 2011, respectively:

	August 31,	February 28,
	2011	2011
Salaries and wages	$12,012	3,821
Purchases	20,365	4,933
Pension contribution	55,655	146,629
Commissions	16,596	-
Rent	8,145	8,145
Professional fees	6,000	78,997

Total accrued expenses	$118,773	242,525

NOTE 11 - Inventories:

	August 31,	February 28,
	2011	2011
Raw materials and supplies	$200,637	179,800
Work in process	127,852	74,684
Finished goods	372,423	356,577

Total	$700,912	611,061

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

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010

Basic Earnings Per Common Share:

Net income (loss)	(20,992)	47,709	158,377	79,089

Average common shares
outstanding	12,263,009	12,152,225	12,236,081	12,144,428

Basic earnings per
common share	-	-	0.01	0.01

Diluted Earnings Per Common Share:

Net income (loss)	(20,992)	47,709	158,377	79,089

Average common shares
outstanding	12,263,009	12,152,225	12,236,081	12,144,428

Common shares issuable with respect to options issued to employees with a dilutive effect	-	17,100	-	17,100

Total diluted common shares
outstanding	12,263,009	12,169,325	12,236,081	12,161,528

Diluted earnings per
common share	-	-	0.01	0.01

Stock options totaling 95,000 for the six months ended August 31, 2011, were not included in the net income per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 – Commitments and Contingencies:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Simplified Employee Pension Plan – Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of August 31, 2011, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest will be paid to plan participants. Our plan actuary is in the process of calculating these amounts, the results of which will be disclosed as they become available. See Note 15 - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $48,870 for the six months ended August 31, 2011 and 2010, respectively.

Future minimum payments for the current option period:

Fiscal Years Ending February:
2012	$48,870
2013 through 2016	97,740

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	Carrying
	Amount	Level 1	Level 2
August 31, 2011
Assets:
Cash and cash equivalents	$712,816	712,816	-

Total assets at fair value	$712,816	712,816	-

February 28, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,881,219	1,881,219	-

Total assets at fair value	$1,881,219	1,881,219	-

In accordance with ASC Topic 820, we measure our cash and cash equivalents at fair value, and they are classified within Level 1 since there is an active, readily tradable market value based on quoted prices. We base our estimates on such prices (Level 1 pricing) as of August 31, 2011 and February 28, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these items does not entail a significant degree of judgment.

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