Form 10-Q
period 2012-01-13
EPOLIN INC /NJ/
filed 2012-01-17
CIK 797079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to ______________

Commission file number 000-17741

EPOLIN, INC.
(Exact name of Registrant as Specified in its Charter)

New Jersey	22-2547226
(State or other jurisdiction of incorporation or Identification No.)	(I.R.S. Employer organization)

358-364 Adams Street Newark, New Jersey	07105
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 12,366,355 outstanding as of January 13, 2012.

EPOLIN, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Default upon Senior Securities.	11
Item 4.	[Removed and Reserved.]	11
Item 5.	Other Information.	11
Item 6.	Exhibits.	11
Signatures		12

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

We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials.  Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations.  During the nine months ended November 30, 2011, approximately 28.9% of sales were to three customers.  During the nine months ended November 30, 2010, approximately 27.9% of sales were to three customers.  The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

The following tables set forth operations data for the three and nine months ended November 30, 2011 and 2010.

Three Months Ended November 30,

	2011	2010	% change
Sales	$900,520	$802,397	12.2%
Gross profit	458,946	372,262	23.3%
Gross profit percentage	51.0%	46.4%	4.6%
Selling, general & administrative	341,534	432,792	-21.1%
Operating income (loss)	117,412	(60,530)	294%
Other Income	397	2,283	-82.6%
Income (loss) before taxes	117,809	(58,247)	302.3%
Income taxes	57,580	(19,130)	401.0%
Net income (loss) (after taxes)	$60,229	$(39,117)	254.0%

Nine Months Ended November 30,

	2011	2010	% change
Sales	$2,581,669	$2,283,900	13.0%
Gross profit	1,281,864	1,106,583	15.8%
Gross profit percentage	50.0%	48.5%	1.5%
Selling, general & administrative	902,050	1,056,547	-14.6%
Operating income	379,814	50,036	659.1%
Other Income	2,636	7,977	-67.0%
Income before taxes	382,450	58,013	559.2%
Income taxes	163,844	18,041	808.2%
Net income (after taxes)	$218,606	$39,972	447.0%

Sales

For the three months ended November 30, 2011, sales were $901,000 as compared to $802,000 for the three months ended November 30, 2010, an increase of $99,000 or 12.2%.  Sales increased to $2,582,000 for the nine months ended November 30, 2011 from $2,284,000 for the nine months ended November 30, 2010, an increase of $298,000 or 13.0%.

Such increase in sales for the three and nine months ended November 30, 2011 versus the prior year periods are primarily due to increased sales in the eye protection market offset by a decrease in sales in the light management market. We also had an increase in sales in the ink and coating market as well as the custom market, although these markets represent a small percentage of our overall sales.

The eye protection market represented our largest market with sales in the eye protection market representing approximately 55% and 58% of sales in the three and nine months ended November 30, 2011 and  approximately 47% and 49% of sales in the three and nine months ended November 30, 2010.  Sales in the eye protection market increased by approximately $130,000 and $380,000 for the three and nine months ended November 30, 2011 compared to the prior year periods. This increase versus the prior year periods is due to growth in both the welding and laser eye protection segments.

For the light management market, which is our next largest market, sales decreased by approximately $40,000 and $150,000 for the three and nine months ended November 30, 2011 compared to the three and nine months ended November 30, 2010.   Such sales represented approximately 29% and 25% of our sales for the three and nine months ended November 30, 2011 compared to approximately 40% and 36% for the prior year periods.    The decrease versus the prior year periods is primarily due to weakness in the aerospace and automotive segments.

With regard to the ink and coating market, sales increased by approximately $10,000 and $25,000 for the three and nine months ended November 30, 2011 compared to the three and nine months ended November 30, 2010.  Such sales represented approximately 8% of our sales for the three and nine months ended November 30, 2011 compared to approximately 10% of our sales for the prior year periods.   This increase versus the prior year periods is primarily due to a small resurgence in the credit card market.

For the custom market, sales increased by approximately $30,000 and $60,000 for the three and nine months ended November 30, 2011 compared to the three and nine months ended November 30, 2010.  Such sales represented approximately 7% and 6% of our sales for the three and nine months ended November 30, 2011 compared to approximately 6% and 4% of our sales for the prior year periods.   This increase was primarily due to a credit for sending spent catalyst to a vendor for recycling.

Categorized by geographic area, sales in the United States and Europe increased for the nine months ended November 30, 2011 while sales in Asia remained relatively the same compared to the prior year period.  For the nine months ended November 30, 2011 compared to the prior year period, sales increased in the United States to $1,786,000 from $1,600,000 primarily due to strong demand for industrial and military eye protection, and sales in Europe increased to $442,000 from $346,000 primarily due to growth in the laser filter, security ink and digital electronic segments, while sales in Asia remained relatively the same and were $333,000 for the nine months ended November 30, 2011 compared to $334,000 for the nine months ended November 30, 2010.  Sales in other nations increased to $20,000 for the nine months ended November 30, 2011 from $4,000 in the prior year period.

Gross Profit

Gross profit, defined as sales less cost of sales, was $459,000 or 51.0% of sales for the three months ended November 30, 2011 compared to $372,000 or 46.4% of sales for the three months ended November 30, 2010, an increase of 4.6%.   Such percentage increase was primarily due to a decrease in factory overhead.  In terms of absolute dollars, gross profit increased $87,000 in the three months ended November 30, 2011 compared to the prior year period.  For the nine months ended November 30, 2011, gross profit was $1,282,000 or 50.0% of sales compared to $1,107,000 or 48.5% of sales for the nine months ended November 30, 2010, an increase of 1.5%.   In terms of absolute dollars, gross profit increased $175,000 in the nine months ended November 30, 2011 compared to the prior year period. Such percentage increase was also primarily due to lower factory overhead.

Cost of sales was $442,000 for the three months ended November 30, 2011 which represented 49.0% of sales compared to $430,000 for the three months ended November 30, 2010 which represented 53.6% of sales.  For the nine months ended November 30, 2011, cost of sales was $1,300,000 which represented 50.0% of sales compared to $1,177,000 which represented 51.5% of sales for the three months ended November 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $342,000 for the three months ended November 30, 2011 compared to $433,000 for the three months ended November 30, 2010, a decrease of $91,000, while selling, general and administrative expenses decreased to $902,000 for the nine months ended November 30, 2011 from $1,057,000 for the nine months ended November 30, 2010, a decrease of $155,000.

Such decrease in absolute dollars in the three month period was primarily due to a decrease in professional fees for the quarter as well as a smaller decrease in commission and consulting fees.  The decrease in absolute dollars in the nine month period was primarily due to an overall substantial decrease in professional fees which were incurred in the nine months ended November 30, 2010 for non-recurring services in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below.  In addition, for the nine months ended November 30, 2011, there were decreases in SEP employer contributions and environmental expenses offset by increases in lab and factory salaries compared to the nine months ended November 30, 2010.

As a percentage of sales, selling, general and administrative expenses were 37.9% of sales for the three months ended November 30, 2011 compared to 54.0% of sales for the three months ended November 30, 2010, while for the nine months ended November 30, 2011, selling, general and administrative expenses were 34.9% of sales compared to 46.3% of sales for the nine months ended November 30, 2010.

Operating Income

The Company had operating income of $117,000 for the three months ended November 30, 2011 compared to an operating loss of $(61,000) for the three months ended November 30, 2010.  For the nine months ended November 30, 2011, operating income was $380,000 compared to operating income of $50,000 for the nine months ended November 30, 2010.  Such operating income for the quarter was primarily due to increased sales of $99,000 combined with a decrease in selling, general and administrative expenses of $91,000.  For the nine month period, the increase in operating income was primarily due to increased sales of $298,000 as well as a decrease in selling, general and administrative expenses of $155,000 offset by an increase in cost of sales of $123,000.  As a percentage of sales, operating income was 14.7% of sales for the nine months ended November 30, 2011 compared to 2.2% of sales for the nine months ended November 30, 2010.

Other Income

Total other income was $400 and $2,600 for the three and nine months ended November 30, 2011 compared to $2,300 and $8,000 for the three and nine months ended November 30, 2010, consisting solely of interest income in each year. We have not had any rental income since fiscal 2010.  In May 2009, our then subtenant abandoned the premises which it had been subleasing since September 2005.   The Company has since used this space as a productive R&D facility for the development of new markets.

Net Income

During the three months ended November 30, 2011, we reported income before taxes of $118,000 as compared to a loss before taxes of $(58,000) for the three months ended November 30, 2010, an increase of $176,000.  During the nine months ended November 30, 2011, we reported income before taxes of $382,000 as compared to income before taxes of $58,000 for the nine months ended November 30, 2010, an increase of $324,000.   Income taxes were $58,000 and $164,000 for the three and nine months ended November 30, 2011 compared to $(19,000) and $18,000 for the three and nine months ended November 30, 2010.   Changes in income taxes are generally attributed to changes from period to period in taxable income.  Net income after taxes was $60,000 or $0.00 per share for the three months ended November 30, 2011 as compared to a net loss after taxes of $(39,000) or $0.00 per share for the three months ended November 30, 2010.  For the nine months ended November 30, 2011, net income after taxes was $219,000 or $0.02 per share as compared to net income after taxes of $40,000 or $0.00 per share for the nine months ended November 30, 2010.   As a percentage of sales, net income after taxes was 8.5% of sales for the nine months ended November 30, 2011 compared to 1.8% of sales for the nine months ended November 30, 2010.

Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses.  Prior to fiscal 2007, sales had grown for a number of consecutive years.  However, from fiscal 2007 through fiscal 2010, we had four consecutive years of decreased sales compared to sales in the immediate prior year.  A positive sign, however, is that sales increased, though modestly, in fiscal 2011 compared to fiscal 2010 by $121,000 and sales continued to increase in the first nine months of fiscal 2012 by $298,000 compared to the first nine months of fiscal 2011.   In addition, net income increased in the first nine months of fiscal 2012 by $179,000 compared to the prior year period.

Operations Outlook

Following a period of readjustment in our business priorities, we were able to achieve $3,701,000 in sales for fiscal 2006 which was an all time high for the Company.  Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006.  Beginning in fiscal 2007 and through fiscal 2010, sales decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year.  In fiscal 2011, however, sales increased modestly compared to the prior year which we find to be an encouraging sign.  Sales were $3,065,000 in fiscal 2011 compared to sales $2,945,000 achieved in fiscal 2010.   This increase has continued into fiscal 2012 with sales increasing to $2,582,000 in the first nine months of fiscal 2012 compared to sales of $2,284,000 achieved in the prior year period.  During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007.  While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market.   Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

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

The Company maintained a Simplified Employee Pension Plan which was adopted in 1994 for its employees as a retirement and income tax reduction facility.  We have recently tested all years of the Plan to insure compliance with Internal Revenue Service regulations and, during the quarter ended November 30, 2010, we received the test results for all years it was in effect.  In accordance with the results, we have accrued a contribution to the Plan in the amount of $284,955.  As of November 30, 2011, we have paid all accrued amounts to the Plan through the date of testing.  In addition, as a result of contributions paid to the Plan subsequent to the testing date, additional interest will be paid to plan participants.  Our plan actuary is in the process of calculating these amounts, the results of which will be disclosed as they become available.  In August 2010, the Company adopted a 401(k) Plan to replace the Simplified Employee Pension Plan.

Liquidity and Capital Resources

Our primary source of funds is cash flow from operations in the normal course of selling products.  On November 30, 2011, we had working capital of $1,831,000, a debt to equity ratio of $0.05 to 1, and stockholders’ equity of $2,637,000 compared to working capital of $3,025,000, a debt to equity ratio of 0.07 to 1, and stockholders’ equity of $3,876,000 on February 28, 2011.  On November 30, 2011, we had $676,000 in cash and cash equivalents, total assets of $2,772,000 and total liabilities of $135,000, compared to $1,881,000 in cash and cash equivalents, total assets of $4,145,000 and total liabilities of $270,000 on February 28, 2011.

Net cash provided by operating activities for the nine months ended November 30, 2011 was $295,000 which was primarily the result of net income of $218,000 plus a decrease in accounts receivable of $49,000, prepaid expenses of $48,000 and prepaid taxes of $128,000, due to the carryback of tax benefits arising from operating losses we incurred during the year ended February 28, 2011, offset by an increase in inventories of $112,000, primarily due to increased purchases and production during the third quarter and a decrease in accrued expenses of $131,000, primarily the result of contributions paid to the Simplified Employee Pension Plan.    Net cash used by operating activities for the nine months ended November 30, 2010 was $44,000 which was primarily the result of net income of $40,000, plus decreases in inventories of $18,000, increases in accounts payable of $23,000 and accrued expenses of $354,000, offset by an increase in accounts receivable of $49,000 and prepaid taxes of $35,000 and a prior period adjustment for pension contribution of $263,000 and an adjustment of $195,000 due to obligations under deferred compensation agreements.  The adjustment of $263,000 represents the liability we have incurred to correct the Simplified Employee Pension Plan as described above.   The adjustment of $195,000 represents the aggregate of the amount paid to the Company’s President for the remaining balance due to him under a deferred compensation agreement and an amount paid to the Company’s Chairman for a deferred compensation accrual remaining due to him, each of which was paid in the second quarter of fiscal 2011.

Net cash used in investing activities for the nine months ended November 30, 2011 was $28,000 due to payments for plant, property and equipment compared to net cash provided by investing activities for the nine months ended November 30, 2010 of $165,000 due to a decrease in cash value of a life insurance policy of $189,000 (resulting from the surrender of a life insurance policy for its net surrender value maintained in connection with the deferred compensation agreement with the Company’s President) offset by payments of plant, property and equipment of $23,000.

Net cash used in financing activities for the nine months ended November 30, 2011 was $1,472,000 due to a $0.12 cash dividend paid to stockholders during the first quarter of fiscal 2012 compared to no cash provided by or used in financing activities for the nine months ended November 30, 2010.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of November 30, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Epolin, Inc. 2008 Stock Incentive Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock.  On October 24, 2011, a total of 100,000 shares of Common Stock were granted to the Company’s four directors.  All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for “transactions by the issuer not involving any public offering”.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved.]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended November 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
____________________

*	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOLIN, INC. (Registrant)

Dated: January 16, 2012	By:	/s/ Murray S. Cohen
Murray S. Cohen,
Chairman of the Board

Dated: January 16, 2012	By:	/s/ James Ivchenko
James Ivchenko,
President
(Principal Financial Officer)

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NINE MONTHS ENDED

 NOVEMBER 30, 2011 AND 2010

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	November 30,	February 28,
	2011	2011
Current assets:
Cash and cash equivalents	$676,164	1,881,219
Accounts receivable	453,646	502,475
Inventories	723,363	611,061
Prepaid expenses	48,793	96,446
Prepaid taxes	61,100	188,962
Deferred tax assets-current portion	2,593	14,433

Total current assets	1,965,659	3,294,596

Plant, property and equipment - at cost:
Land	81,000	81,000
Building and improvements	793,448	791,242
Laboratory equipment	233,040	213,242
Furniture and office equipment	282,038	275,856
Leasehold improvements	532,129	532,129

Total	1,921,655	1,893,469

Less: Accumulated depreciation and amortization	1,145,995	1,094,240

Net plant, property and equipment	775,660	799,229

Other assets - Deferred tax assets - non current portion	30,793	51,527

Total	$2,772,112	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	November 30,	February 28,
	2011	2011
Current liabilities:
Accounts payable	$21,911	25,596
Accrued expenses	111,154	242,525
Taxes payable:
Income	173	-
Payroll	1,570	1,570

Total current liabilities	134,808	269,691

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $2.50 par value; 940,000 shares authorized;
none issued
Preferred stock, series A convertible non-cumulative,
$2.50 par value; redemption price and liquidation preference;
60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized;
13,315,000 and 13,215,000 shares issued, and 12,366,355 and
12,266,355 shares outstanding at November 30, 2011 and
February 28, 2011 respectively.	2,364,693	2,364,693
Additional paid-in capital	138,125	123,125
Retained earnings	485,568	1,738,925

Total	2,988,386	4,226,743
Less: Treasury stock - at cost	351,082	351,082

Total stockholders' equity	2,637,304	3,875,661

Total	$2,772,112	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010

Sales	$2,581,669	2,283,900

Cost of sales and expenses:
Cost of sales	1,299,805	1,177,317
Selling, general and administrative	902,050	1,056,547

Total	2,201,855	2,233,864

Operating income	379,814	50,036

Other income - interest	2,636	7,977

Income before taxes	382,450	58,013

Income taxes	163,844	18,041

Net income	$218,606	39,972

Per share data:
Basic earnings per common share	$0.02	-

Fully diluted earnings per common share	$0.02	-

Weighted average number of common shares outstanding	12,316,219	12,185,992

Fully diluted number of common shares outstanding	12,316,219	12,203,092

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010

Sales	$900,520	802,397

Cost of sales and expenses:
Cost of sales	441,574	430,135
Selling, general and administrative	341,534	432,792

Total	783,108	862,927

Operating income (loss)	117,412	(60,530)

Other income:
Interest	397	2,283

Total	397	2,283

Income (loss) before taxes	117,809	(58,247)

Income taxes	57,580	(19,130)

Net income (loss)	$60,229	(39,117)

Per share data:
Basic earnings per common share	$-	-

Fully diluted earnings per common share	$-	-

Weighted average number of common shares outstanding	12,314,682	12,239,589

Fully diluted number of common shares outstanding	12,314,682	12,239,589

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
 NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

			Additional
	Number of	Common	Paid-in-	Retained	Treasury	Treasury	Stockholders'
	Shares Issued	Stock	Capital	Earnings	Shares	Stock	Equity

Balance - March 1, 2010	13,115,000	$2,364,693	124,820	1,899,616	948,645	(351,082)	4,038,047

Prior period adjustment-
pension contribution	-	-	-	(263,067)	-	-	(263,067)

Stock-based compensation	100,000	-	(1,695)	-	-	-	(1,695)

Net income	-	-	-	39,972	-	-	39,972

Balance - November 30, 2010	13,215,000	$2,364,693	123,125	1,676,521	948,645	(351,082)	3,813,257

Balance - March 1, 2011	13,215,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

Dividends paid	-	-	-	(1,471,963)	-	-	(1,471,963)

Stock-based compensation	100,000	-	15,000	-	-	-	15,000

Net income	-	-	-	218,606	-	-	218,606

Balance - November 30, 2011	13,315,000	$2,364,693	138,125	485,568	948,645	(351,082)	2,637,304

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net income	$218,606	39,972
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	51,755	49,892
Prior period adjustment - pension contribution	-	(263,067)
Stock-based compensation	15,000	(1,695)
Deferred tax expense	32,574	11,500
Obligation under deferred compensation agreement	-	(195,082)
(Increase) decrease in:
Accounts receivable	48,829	(49,261)
Inventories	(112,302)	18,411
Prepaid expenses	47,653	2,872
Prepaid taxes	127,862	(34,940)
Increase (decrease) in:
Accounts payable	(3,685)	23,019
Accrued expenses	(131,371)	354,454
Taxes payable	173	-

Net cash provided by operating activities	295,094	(43,925)

Cash flows from investing activities:
Decrease in cash value - life insurance policy	-	188,641
Payments for plant, property and equipment	(28,186)	(23,390)

Net cash provided by (used in) investing activities	(28,186)	165,251

Cash used from financing activities - Dividends paid	(1,471,963)	-

Increase (decrease) in cash	(1,205,055)	121,326

Cash and cash equivalents:
Beginning	1,881,219	1,908,752

Ending	$676,164	2,030,078

Supplemental disclosures of cash flows:
Income taxes paid	$6,050	70,500

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

The results of operations for the nine-month interim periods ended November 30, 2011 and 2010 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2012.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 41.8% of our trade receivables at November 30, 2011.

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

EPOLIN, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – Summary of Significant Accounting Policies (continued):

Principles of Consolidation – The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation Condensed Consolidating Financial Statements as of  November 30, 2011 and for the nine months then ended are:

CONDENSED CONSOLIDATING BALANCE SHEET

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Current assets	$1,780,356	185,303	-	1,965,659
Non-current assets	991,583	615,826	(800,956)	806,453
Total	$2,771,939	801,129	(800,956)	2,772,112

Total liabilities	$134,635	24,608	(24,435)	134,808

Stockholders' equity:
Common stock	2,364,693	-	-	2,364,693
Additional paid-in capital	138,125	-	-	138,125
Retained earnings	485,568	776,521	(776,521)	485,568
Treasury stock	(351,082)	-	-	(351,082)

Total stockholders' equity	2,637,304	776,521	(776,521)	2,637,304

Total	$2,771,939	801,129	(800,956)	2,772,112

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Sales	$2,581,669	-	-	2,581,669
Rental income	-	73,305	(73,305)	-
Total	2,581,669	73,305	(73,305)	2,581,669

Cost of sales	1,299,805	-	-	1,299,805
Selling, general and administrative	950,382	24,973	(73,305)	902,050

Total	2,250,187	24,973	(73,305)	2,201,855

Operating income	331,482	48,332	-	379,814

Other income - interest	1,895	741	-	2,636

Income before taxes	333,377	49,073	-	382,450

Income taxes	159,874	3,970	-	163,844

Net income	$173,503	45,103	-	218,606

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

Depreciation and amortization expense totaled $51,755 and $49,892 for the nine months ended November 30, 2011 and 2010, respectively.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of ASC Topic 740-10 had no impact on our financial statements for fiscal year ended 2011. As of November 30, 2011 and 2010, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Regulations – We have expended approximately $31,676 and $57,412 through November 30, 2011 and 2010, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Advertising Costs – Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $22,962 and $22,180 for the nine months ended November 30, 2011 and 2010, respectively.

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

The weighted average fair value per option at the date of grant for the nine months ended November 30, 2011 and 2010 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – Income Taxes:

1.  Federal and State deferred tax assets include:

	November 30,	February 28,
	2011	2011
Temporary differences:
Accelerated amortization	$11,581	13,526
Net operating loss carryforward	15,080	45,709
Stock-based compensation	6,725	6,725
Total	33,386	65,960
Less: Current portion	2,593	14,433
Non-current portion	$30,793	51,527

2.   Income tax:

	November 30,
	2011	2010
Current:
Federal	$125,300	-
State	5,970	6,541
Total current	131,270	6,541
Deferred:
Federal	965	8,900
State	31,609	2,600
Total deferred	32,574	11,500
Total	$163,844	18,041

We had at November 30, 2011 state net operating losses of $185,548.  The state net operating loss carryover is available to offset future taxable income which expires beginning in 2022.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082 as of November 30, 2011 and February 28, 2011, respectively. There were no purchases of treasury shares made during the nine months ended November 30, 2011 and 2010, respectively.

NOTE 5 – Economic Dependency:

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the nine months ended November 30, 2011, approximately 28.9% of sales were to three customers. During the nine months ended November 30, 2010, approximately 27.9% of sales were to three customers.

NOTE 6 – Research and Development:

We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $255,810 and $289,785 were included in cost of sales for the nine months ended November 30, 2011 and 2010, respectively. Expenditures for the fiscal year ended 2012 are projected to remain at approximately the same level as in fiscal 2011.

NOTE 7 – Employee Benefits:

Simplified Employee Pension Plan – Effective June 1, 1994, we provide a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate immediately. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $53,573 for the nine months ended November 30, 2010. The plan has not met the Internal Revenue Service requirements of Section 416 and Section 408(k) (6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of November 30, 2011, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest will be paid to plan participants. Our plan actuary is in the process of calculating these amounts, the results of which will be disclosed as they become available. See Note 15 - Prior Period Adjustment.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits ( continued):

401K Plan – Effective August 20, 2011, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $21,282 and $7,314 for the nine months ended November 30, 2011 and 2010 respectively.

Stock Option Plan – We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through November 30, 2011, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

A summary of the status of our 1998 stock option plan as of November 30, 2011, and the changes during the nine months ended November 30, 2011 and 2010 is presented below.

		Weighted- Average
Fixed Options:	Shares	Exercise Price
Balance – March 1, 2010	245,000	$.49
Options cancelled	150,000
Balance – November 30, 2010 and 2011	95,000	$.41
Exercisable at November 30, 2011	95,000	$.41

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at November 30, 2011:

Outstanding Options			Exercisable Options
	Number	Weighted-Average	Number
Range of	Outstanding	Remaining	Exercisable	Weighted-Average
Exercise Price	at 11/30/11	Contractual Life	at 11/30/11	Exercise Price
$.41	95,000	2.2	95,000	.41

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events).  Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of November 30, 2011, 400,000 shares of Common Stock have been granted and 1,100,000 shares remain to be granted.

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

The 2008 Plan provides that each year, commencing September 1, 2008, each person who serves as a Director during the current year shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock granted each year is calculated based upon the fair market value of our Common Stock at the date of grant. Stock-based compensation in the amount of $15,000 and $20,000 was charged to selling, general and administrative expenses for the nine months ended November 30, 2011 and 2010 respectively.

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

Sales by geographic area are as follows:

	November 30,
	2011	2010
United States	$1,785,904	1,600,489
Asia	333,425	333,549
Europe	442,419	345,714
Other nations	19,921	4,148

Total	$2,581,669	2,283,900

Long-lived assets include net plant, property and equipment. We had long-lived assets of $775,660 and $799,229 located in the United States at November 30, 2011 and February 28, 2011, respectively.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 - Accrued Expenses:

Accrued expenses consisted of the following as of November 30, 2011 and February 28, 2011, respectively:

	November 30,	February 28,
	2011	2011
Salaries and wages	$32,032	3,821
Purchases	20,365	4,933
Pension contribution	28,673	146,629
Rent	8,145	8,145
Professional fees	21,939	78,997

Total accrued expenses	$111,154	242,525

NOTE 11 - Inventories:

	November 30,	February 28,
	2011	2011
Raw materials and supplies	$225,320	179,800
Work in process	106,648	74,684
Finished goods	391,395	356,577

Total	$723,363	611,061

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 - Earnings Per Share:

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earniPngs per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options. The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Basic Earnings Per Common Share:

Net income (loss)	60,229	(39,117)	218,606	39,972

Average common shares
outstanding	12,314,682	12,239,589	12,316,219	12,185,992

Basic earnings per
common share	-	-	0.02	-

Diluted Earnings Per Common Share:

Net income (loss)	60,229	(39,117)	218,606	39,972

Average common shares
outstanding	12,314,682	12,239,589	12,316,219	12,185,992

Common shares issuable with respect
to options issued to employees
with a dilutive effect	-	-	-	17,100

Total diluted common shares
outstanding	12,314,682	12,239,589	12,316,219	12,203,092

Diluted earnings per
common share	-	-	0.02	-

Stock options totaling 95,000 for the nine months ended November 30, 2011, were not included in the net income per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 – Commitments and Contingencies:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Simplified Employee Pension Plan – Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of November 30, 2011, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest will be paid to plan participants. Our plan actuary is in the process of calculating these amounts, the results of which will be disclosed as they become available. See Note 15 - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $73,305 for the nine months ended November 30, 2011 and 2010, respectively.

Future minimum payments for the current option period:

Fiscal Years Ending February:
2012	$24,435
2013	97,740
2014	97,740
2015	97,740
2016	73,305

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	Carrying
November 30, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$676,164	676,164	-
Total assets at fair value	$676,164	676,164	-

February 28, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,881,219	1,881,219	-
Total assets at fair value	$1,881,219	1,881,219	-

In accordance with ASC Topic 820, we measure our cash and cash equivalents at fair value, and they are classified within Level 1 since there is an active, readily tradable market value based on quoted prices. We base our estimates on such prices (Level 1 pricing) as of November 30, 2011 and February 28, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these items does not entail a significant degree of judgment.

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