Form 10-K
period 2012-02-29
EPOLIN INC /NJ/
filed 2012-05-29
CIK 797079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-17741

EPOLIN, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2547226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

358-364 Adams Street Newark, New Jersey	07105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (973) 465-9495

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (8,484,310 shares) as of August 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,036,000.  The number of shares outstanding of the Common Stock (no par value) of the registrant as of the close of business on May 25, 2012 was 12,366,355.

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

During the years ended February 29, 2012 and February 28, 2011, we expended approximately $35,000 and $25,000, respectively, to maintain compliance with certain federal, state and city government regulations relative to the production of near infrared dyes and specialty chemicals.  Actual costs to be incurred in future periods may vary from the foregoing costs, given inherent uncertainties in evaluating such costs.  Subject to the imprecision in estimating such future costs, we do not expect that any sum we may have to pay in connection with such matters will have a materially adverse effect on our financial condition or results of operations in any one year.

The New Jersey Industrial Site Recovery Act, N.J.S.A. 13:1k-6 et seq.  (“ISRA”) requires an environmental investigation and remediation of properties prior to the sale of most manufacturing businesses or properties.  In anticipation of a potential sale or similar transaction involving the Company, we engaged a Licensed Site Remediation Professional (“LSRP”) and special environmental counsel in the State of New Jersey.   Pursuant to ISRA, LSRPs will be responsible for the oversight of the environmental investigation and remediation on a site subject to ISRA compliance.  In anticipation of triggering ISRA, we have conducted certain testing to date, including but not limited to obtaining soil and groundwater samples, and further testing and other related actions are expected to be done as part of this ongoing process.  Future remediation costs estimated for the year ended February 28, 2013 approximate $70,000.  Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated.  Due to the execution of the Merger Agreement (see "Recent Events" below), we became subject to ISRA which requires that our facility be remediated or that we submit a Remediation Certification to the New Jersey Department of Environmental Protection pursuant to N.J.A.C. 7:26B prior to the transfer of ownership.  Accruals for estimated losses from environmental remediation and to obtain the necessary approvals in conjunction with the potential sale of our company in the amount of $74,111 were charged to selling, general and administrative expenses as of February 29, 2012.

Sources and Availability of Raw Materials

We purchase chemicals from several large chemical manufacturers and then further processes them into our saleable products.  Although we limit ourselves to a relatively small number of suppliers, we are not restricted to such suppliers, and Management believes the availability to such raw materials is widespread.  During the year ended February 29, 2012, no significant difficulties were encountered in obtaining adequate supplies of raw materials.  We typically purchase materials in large quantities and volumes to provide up to a two year supply of certain raw materials.

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

During the years ended February 29, 2012 and February 28, 2011, the amounts spent on research and development activities were approximately $340,000 and $374,000, respectively.  All research and development costs are borne by Epolin.

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

Epolin has committed itself to make capital investments to maintain its position as a key supplier in this field.  There can be no assurance that our dye technology will not be rendered less competitive, or obsolete, by the development of new methods to achieve laser safety and other forms of eye protection.  We therefore devote a portion of our R&D effort to new areas of light manipulation which may assume importance in the future.

Patents and Proprietary Protection

We have not generally in the past relied upon patents for protection of our dye business or to provide us with any significant competitive advantage as it relates to our existing product lines.  There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies.  However, we filed a patent application in the United States and Canada for a new class of IR dye compounds.  We have recently been informed by the U.S. Patent Office that the patent application, including our list of claims, have been granted.  However, we cannot guaranty that such will be of commercial benefit to the Company or otherwise offer the Company protection from competing products.

Dependence on Certain Customers

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations.  During the year ended February 29, 2012, approximately 22.7% of sales were to three customers.  During the year ended February 28, 2011, approximately 28.7% of sales were to three customers.

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

Recent Events

Merger Agreement

On March 14, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polymathes Holdings I LLC, a New Jersey limited liability company (the “Parent”), and Polymathes Acquisition I Inc., a New Jersey corporation and wholly owned subsidiary of the Parent (the “Purchaser”).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed to cause the Purchaser to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, no par value per share, of the Company (the “Shares”), at a price of $0.22 per Share (the “Offer Price”), paid to the seller in cash, without interest thereon and subject to applicable withholding taxes.

The Merger Agreement provides that the Offer will commence as promptly as practicable (and in any event within 45 days) after the date of the Merger Agreement, and will remain open for at least 20 business days (including the day on which the Offer is commenced). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to certain conditions set forth in the Merger Agreement, the Parent shall cause the Purchaser to be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Upon completion of the Merger, each Share that is not tendered and accepted pursuant to the Offer (excluding those Shares that are owned by the Company as treasury stock, any Shares owned by the Parent or Purchaser and Shares held by any shareholders who perfect their statutory dissenters rights under New Jersey law) will be canceled and converted into the right to receive the Offer Price in cash (without interest and subject to applicable withholding taxes). If the Purchaser holds 90% or more of the outstanding Shares immediately prior to the Merger, it may effect the Merger as a short-form merger pursuant to the New Jersey Business Corporation Act. Otherwise, the Company may hold a special shareholders’ meeting to obtain shareholder approval of the Merger.

Subject to the terms and conditions of the Merger Agreement, the Company has granted the Purchaser an irrevocable one-time option (the “Top-Up Option”) which provides that if the Purchaser acquires at least 51% of the outstanding Shares in the Offer after the Purchaser’s acceptance of and payment for Shares pursuant to the Offer, the Purchaser will have the option, subject to certain limitations, to purchase from the Company at a price per Share equal to the Offer Price up to the number of additional shares sufficient to cause the Purchaser to own one share more than 90% of the Shares then outstanding on a fully diluted basis, subject to applicable regulatory requirements and there being sufficient authorized Shares available for issuance, to enable the Purchaser to effect a short-form merger under New Jersey law (the “Top-Up Option Shares”), provided that the aggregate purchase price payable for the Top-Up Option Shares shall be paid by the Parent or the Purchaser as follows: (a) the portion of the aggregate purchase price equal to the par value of the Top-Up Option Shares shall be paid in cash and (b) the balance of the remaining aggregate purchase price may be paid in cash or by executing and delivering to the Company a promissory note having a principal amount equal to the balance of the aggregate purchase price for the Top-Up Option Shares, or some combination thereof.  The Top-Up Option is exercisable only after the Shares have been accepted for payment pursuant to the Offer.

Completion of the Offer is subject to there being validly tendered in the Offer and not properly withdrawn that number of Shares which, together with the number of Shares, if any, then owned of record by the Parent or the Purchaser or with respect to which the Parent or the Purchaser has, directly or indirectly, voting power, representing at least 51% of all outstanding Shares (determined on a fully diluted basis).  In addition, the Offer is subject to other conditions set forth in the Merger Agreement including, but not limited to, the Company having certain minimum amounts of “Adjusted Cash” and “Adjusted Net Working Capital” (as such terms are defined in the Merger Agreement) as of the time the Shares are accepted for payment.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and it has agreed to certain restrictions on its ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of the Company’s board of directors. The Merger Agreement also contains customary termination provisions for the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in the Company’s board of directors’ recommendation, the Company may be required to pay Parent a termination fee of $150,000.

Voting and Tender Agreements

On March 14, 2012, Murray S. Cohen (the Company’s Chairman of the Board) and James Ivchenko (the Company’s President) each entered into a Tender and Voting Agreement (the “Tender and Voting Agreements”) with the Parent and the Purchaser in connection with the Offer and the Merger.   Pursuant to the Tender and Voting Agreements, each of Dr. Cohen and Mr. Ivchenko have agreed, among other things, to tender the shares of common stock beneficially owned by each of them in the Offer, and have granted irrevocable proxies to the Parent to vote such shares in favor of the Merger if such vote is required, provided, however, that Dr. Cohen and Mr. Ivchenko may withdraw any tendered Shares at any time following a change in recommendation or the termination or expiration of the Offer without the Purchaser purchasing all of the Shares tendered pursuant to the Offer in accordance with its terms, in which event the proxy shall also terminate.  An aggregate of 3,515,545 shares of the Company’s common stock are subject to the Tender and Voting Agreements, representing approximately 28.4% of the Company’s outstanding shares of common stock.

The foregoing descriptions of the Merger Agreement and the Tender and Voting Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of each such agreement, which are filed as Exhibits 2.1, 10.1 and 10.2, respectively, to this report and incorporated herein by reference.

Additional Information

The description of the tender offer described herein is neither an offer to purchase nor a solicitation of an offer to sell securities. The tender offer is being made pursuant to a Tender Offer Statement (including an Offer to Purchase, Letter of Transmittal, and related tender offer documents), which has been filed by Polymathes Acquisition I Inc. and Polymathes Holdings I LLC with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2012.  In addition, on May 11, 2012, Epolin, Inc. filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC related to the tender offer.  These documents have been mailed to all Company shareholders of record.   These documents, as they may be amended or supplemented from time to time, contain important information about the tender offer and the Company’s shareholders are urged to read them carefully before any decision is made with respect to the tender offer.  The tender offer materials may be obtained at no charge by directing a request by mail to Epolin, Inc. at 358-364 Adams Street, Newark, New Jersey 07105, or by calling toll-free at (888) 777-1188, and may also be obtained at no charge at the website maintained by the SEC at www. sec.gov.

This Annual Report on Form 10-K has been prepared and filed with the SEC prior to the completion of the Offer and the Merger, and the Company cannot assure that the Offer and subsequent Merger will be completed. Further, this Annual Report on Form 10-K does not consider potential material changes that may occur to the Company as a result of the change in ownership of the Company.

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

DEPENDENCE ON KEY CUSTOMERS.  Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues.  During the year ended February 29, 2012, approximately 22.7% of sales were to three customers. During the year ended February 28, 2011, approximately 28.7% of sales were to three customers.

CONCENTRATION OF CREDIT RISKS.  At February 29, 2012, three of our customers represented 43.5% of our trade receivables.  Such accounts receivable subject us to a significant concentration of risk.  There can be no assurance that such clients will not experience financial difficulties or other problems which could delay such customers in paying for product on a timely basis or at all.  Any problems with such customers can be expected to have a material adverse effect on our business.

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

PATENTS AND PROPRIETARY PROTECTION.  We have not generally in the past relied upon patents for protection of our dye business or to provide us with any significant competitive advantage as it relates to our existing product lines.  There can be no assurance that others may not independently develop the same, similar or alternative technologies or otherwise obtain access to our proprietary technologies.  However, we filed a patent application in the United States and Canada for a new class of IR dye compounds.  We have recently been informed by the U.S. Patent Office that the patent application, including our list of claims, have been granted.  However, we cannot guaranty that such will be of commercial benefit to the Company or otherwise offer the Company protection from competing products.

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

Item 4.       Mine Safety Disclosures.

Not applicable.

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

Fiscal year ended February 29, 2012	High	Low

March 1, 2011 to May 31, 2011	$0.42	$0.15
June 1, 2011 to Aug. 31, 2011	$0.28	$0.15
Sept. 1, 2011 to Nov. 30, 2011	$0.28	$0.20
Dec. 1, 2011 to Feb. 29, 2012	$0.31	$0.19

Fiscal year ended February 28, 2011	High	Low

March 1, 2010 to May 31, 2010	$0.45	$0.36
June 1, 2010 to Aug. 31, 2010	$0.47	$0.36
Sept. 1, 2010 to Nov. 30, 2010	$0.45	$0.30
Dec. 1, 2010 to Feb. 28, 2011	$0.40	$0.30

Holders

As of May 25, 2012, there were approximately 260 stockholders of record of the Company’s Common Stock.  This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Subsequent to the end of fiscal 2011 and in May 2011, the Board of Directors declared a special cash dividend of $0.12 per share which was paid on May 12, 2011 to shareholders of record at the close of business on April 28, 2011.  The aggregate amount of payment made in connection with this special cash dividend was approximately $1,472,000.  No further dividends were paid in fiscal 2012.

Recent Sales of Unregistered Securities

During the fiscal years ended February 28, 2011 and February 29, 2012, we issued or sold the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

Pursuant to the Epolin, Inc. 2008 Stock Incentive Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock.  On October 5, 2010, a total of 100,000 shares of Common Stock were granted to the Company’s four directors, and similarly, on October 24, 2011, a total of 100,000 shares of Common Stock were granted to the Company’s four directors, all of which shares were issued under the 2008 Stock Incentive Plan.

All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act for “transactions by the issuer not involving any public offering”.

Equity Compensation Plan Information

2008 Stock Incentive Plan

On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events).  The 2008 Plan was approved by the stockholders on August 18, 2008.  The purpose of the 2008 Plan is to provide officers, other employees and directors of, and consultants to, us an incentive to (a) enter into and remain in our service or that of our subsidiaries or to provide services to us or our subsidiaries, (b) enhance our long term performance and that of our subsidiaries, and (c) acquire a proprietary interest in us.  Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units, and stock or stock-based awards.  Pursuant to the 2008 Plan, each director shall receive a stock award annually of 25,000 shares of Common Stock.  As of February 29, 2012, 400,000 shares of Common Stock have been granted under the 2008 Plan.  No options or any other awards have been granted to date under the 2008 Plan.

Prior Stock Option Plan

In December 1998, the Company adopted the 1998 Stock Option Plan (the “1998 Plan”) for employees, officers, consultants or directors of the Company to purchase up to 750,000 shares of Common Stock of the Company (the “1998 Plan Option Pool”).  In September 2001, the Board of Directors increased the size of the 1998 Plan Option Pool to 1,500,000 shares.  Options granted under the 1998 Plan shall be non-statutory stock options which do not meet the requirements of Section 422 of the Code.  Under the terms of the 1998 Plan, participants may receive options to purchase Common Stock in such amounts and for such prices as may be established by the Board of Directors or a committee appointed by the Board to administer the 1998 Plan.  From inception through February 29, 2012, options granted totaled 1,242,000; options exercised totaled 686,000; and, options cancelled or expired for all years totaled 461,000.  As of February 29, 2012, there are options outstanding to acquire 95,000 shares.  With the approval of the 2008 Plan by our stockholders, the 1998 Plan terminated and therefore we are no longer able to grant options under it.  However, options that have already been granted under the 1998 Plan will continue to be outstanding.

Information regarding equity compensations plans, as of February 29, 2012, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, Warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	1,100,000
Equity compensation plans not approved by security holders	95,000	$0.41	-0-
Total	95,000	$0.41	1,100,000

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

We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials.  Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations.  During the year ended February 29, 2012, approximately 22.7% of sales were to three customers. During the year ended February 28, 2011, approximately 28.7% of sales were to three customers.  The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

The following tables set forth operations data for the year ended February 29, 2012 and year ended February 28, 2011.

	2012	2011	% change

Sales	$3,410,695	$3,065,554	11.3%
Gross profit	1,654,934	1,612,048	2.7%

Gross profit percentage	48.5%	52.6%	-4.1%
Selling, general & administrative	1,423,086	1,598,029	-10.9%
Operating income	231,848	14,019	1553.8%
Other Income	59,687	10,494	468.8%
Income before taxes	291,535	24,513	1089.3%
Income taxes	115,375	(14,727)	883.4%
Net income (after taxes)	$176,160	$39,240	348.9%

Sales

For the year ended February 29, 2012, sales were $3,411,000 as compared to $3,066,000 for the year ended February 28, 2011, an increase of $345,000 or 11.3%.

Such increase in sales for the year ended February 29, 2012 versus the prior year is primarily due to increased sales in the eye protection market, a modest increase in sales in the custom market and a slight increase in sales in the ink and coating market, partially offset by a decrease in sales in the light management market.

In both fiscal 2012 and fiscal 2011, the eye protection market represented our largest market with sales in the eye protection representing approximately 59% and 53% of sales in fiscal 2012 and fiscal 2011, respectively.  Sales in the eye protection market increased by approximately $400,000 for the year ended February 29, 2012 compared to the prior year.  This increase versus the prior year is due to growth in the laser and welding eye protection segments.

For the light management market, which is our next largest market, sales decreased by approximately $180,000 for the year ended February 29, 2012 compared to the year ended February 28, 2011.  Such sales represented approximately 23% of sales for the year ended February 29, 2012 compared to approximately 32% of sales for the prior year.  This decrease is primarily due to weakness in the aerospace and automotive segments.

With regard to the ink and coating market, sales increased by approximately $30,000 for the year ended February 29, 2012 compared to the prior year.  Such sales represented approximately 10% of our sales for each of fiscal 2012 and fiscal 2011.  This slight increase was primarily due a small resurgence in the credit card market.

For the custom market, sales increased by approximately $85,000 compared to the prior year.  Such sales represented approximately 5% of our sales for fiscal 2012 compared to approximately 3% of our sales for fiscal 2011.   This increase was primarily due to a credit for sending spent catalyst to a vendor for recycling.

Categorized by geographic area, sales in the United States and Europe increased for the year ended February 29, 2012 while sales in Asia slightly decreased in fiscal 2012 compared to the prior year.  For the year ended February 29, 2012 compared to the prior year, sales increased in the United States to $2,322,000 from $2,168,000 primarily due to strong demand for industrial and military eye protection, and sales in Europe increased to $611,000 from $420,000 primarily due to growth in the laser filter, security ink and digital electronic segments, while sales in Asia slightly decreased and were $449,000 for the year ended February 29, 2012 compared to $469,000 for the year ended February 28, 2011.  Sales in other nations increased to $29,000 for fiscal 2012 from $9,000 in fiscal 2011.

Gross Profit

Gross profit, defined as sales less cost of sales, was $1,655,000 or 48.5% of sales for the year ended February 29, 2012 compared to $1,612,000 or 52.6% of sales for the year ended February 28, 2011, a decrease of 4.1%.   Such percentage decrease was primarily due to an increase in cost of materials.  In terms of absolute dollars, gross profit increased $43,000 in fiscal 2012 compared to the prior year.

Cost of sales was $1,756,000 for the year ended February 29, 2012 which represented 51.5% of sales compared to $1,454,000 for the year ended February 28, 2011 which represented 47.4% of sales.  In terms of absolute dollars, cost of sales increased $302,000 for fiscal 2012 compared to the prior year.  The cost of sales increase was primarily due to increased cost of materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,423,000 or 41.7% of sales for the year ended February 29, 2012 compared to $1,598,000 or 52.1% of sales for the year ended February 28, 2011, a decrease of $175,000. Such decrease in absolute dollars was primarily due to a decrease in professional fees offset by small increases in salaries, commissions and consulting fees, and increased environmental remediation costs.  Such decrease in professional fees was primarily due to certain non-recurring services incurred in fiscal 2011 in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below.

Operating Income

We had operating income of $232,000 for the year ended February 29, 2012 compared to operating income of $14,000 for the year ended February 28, 2011.  Such operating income for fiscal 2012 was primarily due to increased sales of $345,000 combined with a decrease in selling, general and administrative expenses of $175,000, offset by the percentage increase in cost of sales.  As a percentage of sales, operating income was 6.8% of sales for the year ended February 29, 2012 compared to 0.5% of sales for the year ended February 28, 2011.

Other Income

Total other income for the year ended February 29, 2012 was $60,000 compared to $10,000 for the year ended February 28, 2011.  During fiscal 2012, we had miscellaneous income of $57,000 due to proceeds from an insurance claim for which there was no comparable item in fiscal 2011.  Interest income decreased in fiscal 2012 primarily due to less cash on hand.  We have not had any rental income since fiscal 2010.  In May 2009, our then subtenant abandoned the premises which it had been subleasing since September 2005. The Company has since used this space as a productive R&D facility for the development of new markets.

Net Income

During fiscal 2012, we reported income before taxes of $292,000 as compared to income before taxes of $25,000 for fiscal 2011, an increase of $267,000. Income taxes were $115,000 for fiscal 2012 compared to $(15,000) for fiscal 2011.  Changes in income taxes are generally attributed to changes from period to period in sales and expenses.  Net income after taxes was $176,000 or $0.01 per share for the year ended February 29, 2012 as compared to $39,000 or $0.00 per share for the year ended February 28, 2011.  As a percentage of sales, net income after taxes was 5.2% of sales for the year ended February 29, 2012 compared to 1.3% of sales for the year ended February 28, 2011.

Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses.  Prior to fiscal 2007, sales had grown for a number of consecutive years.  However, from fiscal 2007 through fiscal 2010, we had four consecutive years of decreased sales compared to sales in the immediate prior year.  A positive sign, however, is that sales increased, though modestly, in fiscal 2011 compared to fiscal 2010 by $121,000 and sales continued to increase in fiscal 2012 by $345,000 compared to fiscal 2011.  In addition, net income increased in fiscal 2012 by $137,000 compared to the prior year period.

Operations Outlook

Following a period of readjustment in our business priorities, we were able to achieve $3,701,000 in sales for fiscal 2006 which was an all time high for the Company.  Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006.  Beginning in fiscal 2007 and through fiscal 2010, sales decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year.  In fiscal 2011, however, sales increased modestly compared to the prior year which we find to be an encouraging sign.  Sales were $3,065,000 in fiscal 2011 compared to sales $2,945,000 achieved in fiscal 2010.   This increase has continued into fiscal 2012 with sales increasing to $3,411,000 in the fiscal 2012.  During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007.  While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market.  Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

As previously disclosed, Millburn Capital Group was retained in February 2009 as the Company’s financial advisor in connection with the Board’s decision to explore strategic alternatives for the Company, including the potential sale of the Company.  On March 14, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polymathes Holdings I LLC, a New Jersey limited liability company (the “Parent”), and Polymathes Acquisition I Inc., a New Jersey corporation and wholly owned subsidiary of the Parent (the “Purchaser”).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed to cause the Purchaser to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, no par value per share, of the Company (the “Shares”), at a price of $0.22 per Share (the “Offer Price”), paid to the seller in cash, without interest thereon and subject to applicable withholding taxes.  Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to certain conditions set forth in the Merger Agreement, the Parent shall cause the Purchaser to be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent.   The tender offer is being made pursuant to a Tender Offer Statement (including an Offer to Purchase, Letter of Transmittal, and related tender offer documents), which has been filed by Polymathes Acquisition I Inc. and Polymathes Holdings I LLC with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2012.  In addition, on May 11, 2012, Epolin, Inc. filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC related to the tender offer.  These documents have been mailed to all Company shareholders of record.  These documents, as they may be amended or supplemented from time to time, contain important information about the tender offer and the Company’s shareholders are urged to read them carefully before any decision is made with respect to the tender offer.  The discussion herein has been prepared prior to the completion of the Offer and the Merger, and the Company cannot assure that the Offer and subsequent Merger will be completed.

The New Jersey Industrial Site Recovery Act, N.J.S.A. 13:1k-6 et seq.  (“ISRA”) requires an environmental investigation and remediation of properties prior to the sale of most manufacturing businesses or properties.  In anticipation of a potential sale or similar transaction involving the Company, we engaged a Licensed Site Remediation Professional (“LSRP”) and special environmental counsel in the State of New Jersey.   Pursuant to ISRA, LSRPs will be responsible for the oversight of the environmental investigation and remediation on a site subject to ISRA compliance.  In anticipation of triggering ISRA, we have conducted certain testing to date, including but not limited to obtaining soil and groundwater samples, and further testing and other related actions are expected to be done as part of this ongoing process.  Future remediation costs estimated for the year ended February 28, 2013 approximate $70,000.  Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated.  Due to the execution of the Merger Agreement, we became subject to ISRA which requires that our facility be remediated or that we submit a Remediation Certification to the New Jersey Department of Environmental Protection pursuant to N.J.A.C. 7:26B prior to the transfer of ownership.  Accruals for estimated losses from environmental remediation and to obtain the necessary approvals in conjunction with the potential sale of our company in the amount of $74,111 were charged to selling, general and administrative expenses as of February 29, 2012.

The Company maintained a Simplified Employee Pension Plan which was adopted in 1994 for its employees as a retirement and income tax reduction facility.  The plan has not met the Internal Revenue Service requirements of Section 416 and Section 408(k)(6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of February 29, 2012, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest was accrued to the plan in the amount of $41,952 which was paid May 1, 2012.  In August 2010, the Company adopted a 401(k) Plan to replace the Simplified Employee Pension Plan.

Liquidity and Capital Resources

Our primary source of funds is cash flow from operations in the normal course of selling products.  On February 29, 2012, we had working capital of $1,801,000, a debt to equity ratio of 0.14 to 1, and stockholders’ equity of $2,595,000 compared to working capital of $3,025,000, a debt to equity ratio of 0.07 to 1, and stockholders’ equity of $3,876,000.  On February 29, 2012, we had $749,000 in cash and cash equivalents, total assets of $2,970,000 and total liabilities of $375,000, compared to $1,881,000 in cash and cash equivalents, total assets of $4,145,000 and total liabilities of $270,000 on February 28, 2011.

Net cash provided by operating activities for the year ended February 29, 2012 was $367,000 which was primarily the result of net income of $176,000 plus a decrease in prepaid taxes of $189,000 and prepaid expenses of $45,000, and an increase in taxes payable of $84,000 and accrued expenses of $40,000, offset by an increase in accounts receivable of $124,000 primarily due to increased billings during the fourth quarter and inventories of $132,000  primarily due to increased purchases and production.  The decrease in prepaid taxes was primarily due to the carryback and receipt of tax benefits arising from operating losses we incurred during the year ended February 28, 2011.

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

Net cash used in investing activities for the year ended February 29, 2012 was $28,000 due to payments for plant, property and equipment compared to net cash provided by investing activities for the year ended February 28, 2011 which was $163,000 due to a decrease in cash value of a life insurance policy of $189,000 (resulting from the surrender of a life insurance policy for its net surrender value maintained in connection with the deferred compensation agreement with the Company’s President) offset by payments of plant, property and equipment of $25,000.

Net cash used in financing activities for the year ended February 29, 2012 was $1,472,000 due to a $0.12 cash dividend paid to stockholders during the first quarter of fiscal 2012 compared to no cash provided by or used in financing activities for the year ended February 28, 2011.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy its contemplated cash requirements for more than the next 12 months.  Our contemplated cash requirements for the balance of fiscal 2013 and beyond will depend primarily upon level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of February 29, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of February 29, 2012.

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

Name	Age	Present Position and Offices	Has Served as Director Since

Murray S. Cohen	87	Chairman of the	1984
		Board, Chief Scientist,
		Secretary and Director

James Ivchenko	72	President and Director	1993

Greg Amato	55	Chief Executive Officer	--

James R. Torpey, Jr.	62	Director	2001

Herve A. Meillat	56	Director	2005

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

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the fiscal year ended February 29, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Schedule 14D-9 Information Statement

On May 11, 2012, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC related to the tender offer (as described in Part I, Item 1 “Recent Events”), which included an Information Statement as Annex A to the Schedule 14D-9.  The Information Statement includes information on Parent’s right to designate directors upon the consummation of the Offer. The information contained in said Information Statement pertaining to these potential designees follows this paragraph.

Right to Designate Directors

The Merger Agreement provides that after the acceptance of and payment for the Shares tendered in the Offer (the “Acceptance Time”), the Parent shall be entitled to designate up to such number of directors, rounded up to the next whole number, on the Company Board as is equal to the product of (i) the total number of directors on the Company Board (giving effect to the election or appointment of any additional directors pursuant to this provision) and (ii) the percentage that the number of Shares beneficially owned by the Parent and/or the Purchaser (including Shares accepted for payment in the Offer and the purchased Top-Up Option Shares, if any) bears to the total number of Shares outstanding, and Company shall, upon request by the Purchaser, promptly increase the size of the Company Board or use its reasonable best efforts to secure the resignations of such number of directors as is necessary to provide the Purchaser with such level of representation and shall cause the Purchaser’s designees to be so elected or appointed.

Following the election or appointment of the Parent’s designees to Company’s Board pursuant to the above and until the Effective Time of the Merger, Company’s Board shall at all times include, and Company, the Parent and the Purchaser shall use their reasonable best efforts to cause Company’s Board to at all times include, at least two Continuing Directors and each committee of the Company Board and the board of directors (or similar body) of each Subsidiary of Company shall at all times include, and Company, the Parent and the Purchaser shall use their reasonable best efforts to cause each committee of the Company Board and the board of directors (or similar body) of each Subsidiary of Company to at all times include, at least one Continuing Director.  A “Continuing Director” shall mean a person who is a member of the Company as of the date of the Merger Agreement or a person selected by the Continuing Directors then in office; provided, however that if the number of Continuing Directors is reduced to less than two prior to the Effective Time of the Merger, any remaining Continuing Directors (or Continuing Director, if there shall be only one remaining) shall be entitled to designate a person who is not an officer, director, stockholder or designee of Parent or any of its Affiliates to fill such vacancy, and such person shall be deemed to be a Continuing Director for all purposes of the Merger Agreement, or, if no Continuing Directors then remain, the other directors shall designate three persons who are not officers, directors, stockholders or designees of Parent or any of its Affiliates to fill such vacancies, and such persons shall be deemed to be Continuing Directors for all purposes of the Merger Agreement.

Information with respect to the Board Designees

As of the date of this report, Parent has not determined who it will designate to the Board. However, such designees will be selected from the list of potential designees provided below (the “Potential Designees”).  The Potential Designees have consented to serve as directors of the Company if so designated.  None of the Potential Designees currently is a director of, or holds any position with, the Company. To our knowledge, none of the Potential Designees beneficially owns any equity securities, or rights to acquire any equity securities of the Company, has a familial relationship with any director or executive officer of the Company or has been involved in any transactions with the Company or any of its directors, executive officers or affiliates that are required to be disclosed pursuant to the rules of the SEC. To our knowledge, there are no material pending legal proceedings to which any Potential Designee listed below is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. To our knowledge, none of the Potential Designees listed below has, during the past five years, (1) been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or (2) been a party to any judicial or administrative proceeding that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

The following sets forth information with respect to the Potential Designees (including age as of the date hereof, business address, current principal occupation or employment and five-year employment history). Unless otherwise noted, the business address of each Potential Designee is c/o Polymathes Holdings I LLC, 20 Nassau Street, Suite M, Princeton, New Jersey 08542.

WILLIAM J. GOLDEN, age 35, is one of the founders of Polymathes Capital LLC (“Polymathes Capital”) and has been a managing partner since its inception in 2009.  Polymathes Capital is an investment manager of limited partnerships and separately managed accounts located in Princeton, New Jersey.  Mr. Golden is an attorney admitted to practice law in the States of New York and New Jersey.  From 2006 to 2008, he was a lawyer with Cadwalader, Wickersham & Taft (“Cadwalader”), an international law firm based in New York, New York.  At Cadwalader, Mr. Golden worked in the Financial Restructuring department.  Mr. Golden is a graduate of Princeton University, the London School of Economics and Political Science and the Fordham University School of Law.

JOHN F. WACHTER, age 30, is also one of the founders of Polymathes Capital LLC (“Polymathes Capital”) and has been a managing partner since its inception in 2009.  Prior to the founding of Polymathes Capital, Mr. Wachter worked on a team that developed a strategic plan for Catholic schools of the Archdiocese of New York.  From 2006 to 2007, Mr. Wachter was an equity investment analyst for a hedge fund.  Mr. Wachter is a graduate of Princeton University.

WILLIAM S. WALSH, age 50, has been a partner of McGuggan LLC, since 1998 to the present.   McGuggan LLC is an investment firm, based on Morristown, New Jersey which specializes in private equity venture capital.  Mr. Walsh has over 25 years of private equity investing and investment banking/financial advisory services experience.  Over this time period, Mr. Walsh has participated in over 20 private equity investments through several partnerships.  In addition, he has represented numerous companies in the areas of investment banking/financial advisory services in a number of capacities (mergers, acquisitions, sales, refinancing, restructuring).  In 1988, Mr. Walsh co-founded South Street Capital Partners, a private equity firm.  In 1992, he co-founded South Street Advisory Partners.  In l994, he was a founding partner of Emptor Capital, a private equity firm.  Mr. Walsh is a graduate of the University of Richmond.

Item 11.    Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended February 29, 2012 and February 28, 2011 of those persons who were, at February 29, 2012, (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose total compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total
Greg Amato	2012	$186,309	$0	$0		$0	$0	$0		$0	$186,309
Chief Executive Officer	2011	$173,400	$0	$0		$0	$0	$0		$0	$173,400

Murray S. Cohen	2012	$61,226	$0	$3,750	(1)	$0	$0	$0		$0	$64,976
Chairman of the Board	2011	$59,093	$0	$5,000	(1)	$0	$0	$79,041	(2)	$0	$143,134

	2012	$201,878	$0	$3,750	(1)	$0	$0	$0		$0	$205,628
James Ivchenko President	2011	$203,878	$0	$5,000	(1)	$0	$0	$128,000	(3)	$0	$336,878

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

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

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of February 29, 2012.

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

The following table provides certain summary information concerning the compensation paid to non-employee directors during fiscal 2012.  All compensation paid to Dr. Cohen and Mr. Ivchenko is set forth in the table under “Executive Compensation”.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)		Option Awards ($)(1)	All Other Compensation ($)	Total ($)
James R. Torpey, Jr.	$1,500	$3,750	(1)	-0-	-0-	$5,250

Herve A. Meillat	$1,500	$3,750	(1)	-0-	-0-	$5,250

(1)	Represents the dollar amount recognized in fiscal 2012 for financial reporting purposes of stock awarded computed in accordance with Financial Accounting Standards 123R.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 25, 2012, certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common Stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose total compensation was in excess of $100,000 (the “named executive officers”), and (iv) all officers and directors of the Company as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Murray S. Cohen(1)*	1,990,958	16.10%
James Ivchenko(2)*	1,589,587	12.80%
James R. Torpey, Jr.(3)*	147,500	1.20%
Herve A. Meillat*	104,000	**
Greg Amato*	100,000	**
Claire Bluestein*	970,155	7.80%
Santa Monica Partners, L.P.(4)	825,900	6.70%
Sandra Lifschitz(5)	605,000	4.90%
Hummingbird Management, LLC(6)	1,029,119	8.30%

All Executive Officers and Directors as a Group (5 persons)	3,932,045	31.70%
_________________
*	The address for each is 358-364 Adams Street, Newark, New Jersey 07105.

**	Less than 1%.

(1)
Includes 1,945,958 shares held by Dr. Cohen and 25,000 shares held by the wife of Dr. Cohen.  Also, includes 20,000 shares which Dr. Cohen has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

(2)
Includes 1,130,000 shares held by Mr. Ivchenko and 439,587 held by Mr. Ivchenko and his wife, as joint tenants.  Also, includes 20,000 shares which Mr. Ivchenko has the right to acquire within 60 days pursuant to the exercise of options granted under the 1998 Plan.

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

Tender and Voting Agreements

On March 14, 2012, Murray S. Cohen (the Company’s Chairman of the Board) and James Ivchenko (the Company’s President) each entered into a Tender and Voting Agreement (the “Tender and Voting Agreements”) with the Parent and the Purchaser in connection with the Offer and the Merger.  An aggregate of 3,515,545 shares of the Company’s common stock are subject to the Tender and Voting Agreements, representing approximately 28.4% of the Company’s outstanding shares of common stock.

The following summary of certain provisions of the Tender and Voting Agreements is qualified in its entirety by reference to the actual agreements, copies of which are filed as Exhibits 10.1 and 10.2 to this report, and are incorporated by reference herein.

Each of Dr. Cohen and Mr. Ivchenko (each, a “Supporting Stockholder”) has irrevocably appointed Parent as proxy for the Supporting Stockholder to vote the Shares as to which the Supporting Stockholder has voting power and in the Supporting Stockholder’s name, place and stead, at any annual, special or other meeting or action of the shareholders of Epolin Inc., as applicable, or at any adjournment thereof, whether before or after the time we first accept any Shares for payment pursuant to the Offer, solely for the adoption of the Merger Agreement and the approval of the Merger.

In addition, each Supporting Stockholder has agreed to tender the Shares held by the Supporting Stockholder to the Purchaser in the Offer not later than ten business days following the commencement of the Offer, provided that the Supporting Stockholder may withdraw any Shares tendered pursuant to the Tender and Voting Agreement at any time following the termination or expiration of the Offer without Purchaser purchasing all Shares tendered pursuant to the Offer in accordance with its terms.  However, each Supporting Stockholder is not required, for purposes of the Tender and Voting Agreement, to tender any Shares if that tender would cause any Supporting Stockholder to incur liability under Section 16(b) of the Exchange Act.  During the term of the Tender and Voting Agreement, except as otherwise provided therein, each Supporting Stockholder agrees not to:

•
Directly or indirectly, sell, transfer, assign, pledge, hypothecate, tender, encumber or otherwise dispose of or limit its right to vote in any manner any of the Shares held by the the Supporting Stockholder, or agree to do any of the foregoing; or

•	Take any action which would have the effect of preventing or disabling the Supporting Stockholder from performing his obligations under the Tender and Voting Agreement.

The Tender and Voting Agreement, and all rights and obligations of the Purchaser, Parent and the Supporting Stockholders will terminate on the earlier of: (i) Effective Time, (ii) the End Date, (iii) the date of any modification, waiver, change or amendment to the Merger Agreement in a manner that reduces the amount or changes the form of consideration payable thereunder to the Stockholder, and (iv) the termination of the Merger Agreement pursuant to the termination provisions thereof.

The Stockholders Agreement

Pursuant to a Stockholders Agreement executed in October 2002, each of the then members of the Board of Directors (Dr. Cohen and Messrs. Ivchenko and Torpey, as well as Morris Dunkel, Claire Bluestein and Peter Kenny) has provided the Company with certain rights of refusal in the event any of such individuals desire to sell any of the shares of the Company’s common stock which any of them hold of record or beneficially.  Excluded from such restrictions are gifts in which the proposed donee agrees to be bound to the Stockholders Agreement and transfers by will or the laws of descent, provided the shares remain subject to said restrictions.  In addition, shares may be transferred by such individuals with the prior approval of the Board of Directors of the Company (or any committee authorized by the Board to give such approval), which approval has been given in connection with the Offer.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Since March 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

We have determined that two of our four directors are independent directors.  Messrs. Torpey and Meillat are our independent directors.  We have determined their independence using the general independence criteria set forth in the Nasdaq Marketplace Rules.

Item 14.    Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended February 29, 2012 and February 28, 2011:

	Fiscal 2012	Fiscal 2011
Fee Category	Fees	Fees

Audit Fees	$51,000	$51,000
Audit Related Fees	$0	$0
Tax Fees	$3,500	$3,500
All Other Fees	$2,120	$3,300

Total Fees	$56,620	$57,800

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

2.1
Agreement and Plan of Merger dated as of March 14, 2012 by and among Epolin, Inc., Polymathes Holdings I LLC and Polymathes Acquisition I Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Epolin, Inc. filed with the SEC on March 16, 2012).

3.1	Epolin Inc.’s certificate of incorporation as amended (1)
3.2	Epolin Inc.’s by-laws(1)
4.1	Specimen certificate for common stock(1)
10.1
Tender and Voting Agreement dated as of March 14, 2012 between Polymathes Holdings I LLC, Polymathes Acquisition I Inc. and Murray S. Cohen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Epolin, Inc. filed with the SEC on March 16, 2012).

10.2
Tender and Voting Agreement dated as of March 14, 2012 between Polymathes Holdings I LLC, Polymathes Acquisition I Inc. and James Ivchenko (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Epolin, Inc. filed with the SEC on March 16, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
101*
The following financial information from our Annual Report on Form 10-K for the year ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

*
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Filed with the Company’s Form S-18 Registration Statement SEC File 33-25405-NY.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPOLIN, INC. (Registrant)

Dated: May 28, 2012	By:	/s/ Murray S. Cohen
Murray S. Cohen,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Greg Amato	Chief Executive Officer	May 28, 2012
Greg Amato	(Principal Executive Officer)

/s/ Murray S. Cohen	Chairman of the Board,	May 28, 2012
Murray S. Cohen	Secretary and Director

/s/ James Ivchenko	President and Director	May 28, 2012
James Ivchenko	(Principal Financial Officer)

/s/ James R. Torpey, Jr.	Director	May 28, 2012
James R. Torpey, Jr.

/s/ Herve A. Meillat	Director	May 28, 2012
Herve A. Meillat

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED

 FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

CONTENTS

Page

Independent Auditor’s Report	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholder’s Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-23

INDEPENDENT AUDITOR'S REPORT
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
EPOLIN, INC. AND SUBSIDIARY
Newark, New Jersey

We have audited the accompanying Consolidated Balance Sheets of Epolin, Inc. and it's wholly owned Subsidiary as of February 29, 2012 and February 28, 2011 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the two years in the periods ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epolin Inc. and Subsidiary as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for each of the two years in the periods ended February 29, 2012 and February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weismann Associates LLC
Weismann Associates LLC
Branchburg, NJ 08876

May 21, 2012

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 29,	February 28,
	2012	2011
Current assets:
Cash and cash equivalents	$748,583	1,881,219
Accounts receivable	626,317	502,475
Inventories	743,445	611,061
Prepaid expenses	51,020	96,446
Prepaid taxes	421	188,962
Deferred tax assets-current portion	5,829	14,433

Total current assets	2,175,615	3,294,596

Plant, property and equipment - at cost:
Land	81,000	81,000
Building and improvements	793,448	791,242
Laboratory equipment	230,639	213,242
Furniture and office equipment	284,189	275,856
Leasehold improvements	532,129	532,129

Total	1,921,405	1,893,469

Less: Accumulated depreciation and amortization	1,163,249	1,094,240

Net plant, property and equipment	758,156	799,229

Other assets - Deferred tax assets - non current portion	35,795	51,527

Total	$2,969,566	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY

	February 29,	February 28,
	2012	2011
Current liabilities:
Accounts payable	$6,731	25,596
Accrued expenses	282,144	242,525
Taxes payable:
Income	84,263	-
Payroll	1,570	1,570

Total current liabilities	374,708	269,691

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $2.50 par value; 940,000 shares authorized;
none issued
Preferred stock, series A convertible non-cumulative,
$2.50 par value; redemption price and liquidation preference;
60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized;
13,315,000 and 13,215,000 shares issued, and 12,366,355 and
12,266,355 shares outstanding at February 29, 2012 and
February 28, 2011 respectively.	2,364,693	2,364,693
Additional paid-in capital	138,125	123,125
Retained earnings	443,122	1,738,925

Total	2,945,940	4,226,743
Less: Treasury stock - at cost	351,082	351,082

Total stockholders' equity	2,594,858	3,875,661

Total	$2,969,566	4,145,352

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	2012	2011

Sales	$3,410,695	3,065,554

Cost of sales and expenses:
Cost of sales	1,755,761	1,453,506
Selling, general and administrative	1,423,086	1,598,029

Total	3,178,847	3,051,535

Operating income	231,848	14,019

Other income:
Interest	3,088	10,494
Miscellaneous income	56,599	-

Total	59,687	10,494

Income before taxes	291,535	24,513

Income taxes	115,375	(14,727)

Net income	$176,160	39,240

Per share data:

Basic earnings per common share	$0.01	-

Fully diluted earnings per common share	$0.01	-

Weighted average number of common shares outstanding	12,324,894	12,185,992
cu
Fully diluted number of common shares outstanding	12,324,894	12,203,092

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

			Additional
	Number of	Common	Paid-in-	Retained	Treasury	Treasury	Stockholders'
	Shares Issued	Stock	Capital	Earnings	Shares	Stock	Equity

Balance - March 1, 2010	13,115,000	$2,364,693	124,820	1,899,616	948,645	(351,082)	4,038,047

Prior period adjustment-
pension contribution	-	-	-	(199,931)	-	-	(199,931)

Stock-based compensation	100,000	-	(1,695)	-	-	-	(1,695)

Net income	-	-	-	39,240	-	-	39,240

Balance - February 28, 2011	13,215,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

Balance - March 1, 2011	13,215,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

Dividends paid	-	-	-	(1,471,963)	-	-	(1,471,963)

Stock-based compensation	100,000	-	15,000	-	-	-	15,000

Net income	-	-	-	176,160	-	-	176,160

Balance - February 29, 2012	13,315,000	$2,364,693	138,125	443,122	948,645	(351,082)	2,594,858

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	2012	2011
Cash flows from operating activities:
Net income	$176,160	39,240
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	69,009	85,868
Prior period adjustment - pension contribution	-	(199,931)
Stock-based compensation	15,000	(1,695)
Deferred tax expense	24,336	34,197
Obligation under deferred compensation agreement	-	(195,082)
(Increase) decrease in:
Accounts receivable	(123,842)	(33,440)
Inventories	(132,384)	72,934
Prepaid expenses	45,426	(41,352)
Prepaid taxes	188,541	(155,092)
Increase (decrease) in:
Accounts payable	(18,865)	8,819
Accrued expenses	39,619	195,380
Taxes payable	84,263	(637)

Net cash provided (used) by operating activities	367,263	(190,791)

Cash flows from investing activities:
Decrease in cash value - life insurance policy	-	188,641
Payments for plant, property and equipment	(27,936)	(25,383)

Net cash provided by (used in) investing activities	(27,936)	163,258

Cash used from financing activities - Dividends paid	(1,471,963)	-

Increase (decrease) in cash	(1,132,636)	(27,533)

Cash and cash equivalents:
Beginning	1,881,219	1,908,752

Ending	$748,583	1,881,219

Supplemental disclosures of cash flows:
Income taxes paid	$6,050	70,500

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 43.5% of our trade receivables at February 29, 2012.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of February 29, 2012 and for the year then ended are:

CONDENSED CONSOLIDATING BALANCE SHEET

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Current assets	$1,967,370	208,245	-	2,175,615
Non-current assets	1,002,196	608,464	(816,709)	793,951
Total	$2,969,566	816,709	(816,709)	2,969,566

Total liabilities	$374,708	24,435	(24,435)	374,708

Stockholders' equity:
Common stock	2,364,693	-	-	2,364,693
Additional paid-in capital	138,125	-	-	138,125
Retained earnings	443,122	792,274	(792,274)	443,122
Treasury stock	(351,082)	-	-	(351,082)

Total stockholders' equity	2,594,858	792,274	(792,274)	2,594,858

Total	$2,969,566	816,709	(816,709)	2,969,566

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Sales	$3,410,695	-	-	3,410,695
Rental income	-	97,740	(97,740)	-
Total	3,410,695	97,740	(97,740)	3,410,695

Cost of sales	1,755,761	-	-	1,755,761
Selling, general and administrative	1,487,715	33,111	(97,740)	1,423,086

Total	3,243,476	33,111	(97,740)	3,178,847

Operating income	167,219	64,629	-	231,848

Other income	58,734	953	-	59,687

Income before taxes	225,953	65,582	-	291,535

Income taxes	110,649	4,726	-	115,375

Net income	$115,304	60,856	-	176,160

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

Depreciation and amortization expense totaled $69,009 and $85,868 for the years ended February 29, 2012 and February 28, 2011, respectively.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of ASC Topic 740-10 had no impact on our financial statements for fiscal year ended 2012. As of February 29, 2012 and February 28, 2011, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Regulations – We have expended approximately $34,787 and $24,752 through February 29, 2012 and February 28, 2011, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Advertising Costs – Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $30,855 and $28,892 for the years ended February 29, 2012 and February 28, 2011, respectively.

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

The weighted average fair value per option at the date of grant for the years ended February 29, 2012 and February 28, 2011 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Income Taxes:

1.  Federal and State deferred tax assets include:

	February 29,	February 28,
	2012	2011
Temporary differences:
Accelerated amortization	10,926	13,526
Net operating loss carryforward	23,973	45,709
Stock-based compensation	6,725	6,725
Total	41,624	65,960

Less: Current portion	5,829	14,433

Non-current portion	35,795	51,527

2. Income tax:
	February 29,	February 28,
	2012	2011
Current:
Federal	84,313	(56,713)
State	6,726	7,789
Total current	91,039	(48,924)

Deferred:
Federal	1,211	61,395
State	23,125	(27,198)

Total deferred	24,336	34,197
Total	115,375	(14,727)

We had at February 29, 2012 state net operating losses of $266,360.  The state net operating loss carryover is available to offset future taxable income which expires beginning in 2022.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082 as of February 29, 2012 and February 28, 2011, respectively. There were no purchases of treasury shares made during the years ended February 29, 2012 and February 28, 2011, respectively.

NOTE 5 – Economic Dependency:

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the year ended February 29, 2012, approximately 22.7% of sales were to three customers. During the year ended February 28, 2011, approximately 28.7% of sales were to three customers.

NOTE 6 – Research and Development:

We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $340,388 and $373,752 were included in cost of sales for the years ended February 29, 2012 and February 28, 2011, respectively. Expenditures for the fiscal year ended 2013 are projected to remain at approximately the same level as in fiscal 2012.

NOTE 7 – Employee Benefits:

Simplified Employee Pension Plan – Effective June 1, 1994, we maintained a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees were eligible to participate immediately. Employees were able make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We made contributions ranging from three to five percent. Employer contributions totaled $41,952 and $69,629 and for the years ended February 29, 2012 and February 28, 2011, respectively. The plan has not met the Internal Revenue Service requirements of Section 416 and Section 408(k)(6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of February 29, 2012, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest was accrued to the plan in the amount of $41,952 which was paid May 1, 2012.  See Note 15 - Prior Period Adjustment. On August 20, 2010 we adopted a 401K plan to replace our SAR/SEP plan.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Employee Benefits ( continued):

401K Plan – Effective August 20, 2010, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $54,119 and $18,659 for the years ended February 29, 2012 and February 28, 2011 respectively.

Stock Option Plan – We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through February 29, 2012, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

A summary of the status of our 1998 stock option plan as of Febraury 29, 2012, and the changes during the years ended February 29, 2012 and February 28, 2011 is presented below:

Fixed Options:	Shares	Weighted-Average Exercise Price

Balance – March 1, 2010	245,000	$0.49

Options cancelled	150,000

Balance – February 29, 2012 and 2011	95,000	$0.41

Exercisable at February 29, 2012	95,000	$0.41

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at February 29, 2012:

Outstanding Options			Exercisable Options
	Number	Weighted-Average	Number
Range of	Outstanding	Remaining	Exercisable	Weighted-Average
Exercise Price	at 2/29/12	Contractual Life	at 2/29/12	Exercise Price

$0.41	95,000	1.9	95,000	0.41

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events).  Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of February 29, 2012, 400,000 shares of Common Stock have been granted and 1,100,000 shares remain to be granted.

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

The 2008 Plan provides that each year, commencing September 1, 2008, each person who serves as a Director during the current year shall automatically receive a stock award of 25,000 shares of Common Stock. The dollar value of the shares of Common Stock granted each year is calculated based upon the fair market value of our Common Stock at the date of grant. Stock-based compensation in the amount of $15,000 and $20,000 was charged to selling, general and administrative expenses for the years ended February 29, 2012 and February 28, 2011 respectively.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Segment Reporting:

We currently operate in a single operating segment. In addition, financial results are prepared and reviewed by management as a single operating segment. We continually evaluate our operating activities and the method utilized by management to evaluate such activities and will report on a segment basis if and when appropriate to do so.

Sales by geographic area are as follows:

	February 29,	February 28,
	2012	2011
United States	$2,321,954	2,168,027
Asia	448,832	469,143
Europe	610,987	419,610
Other nations	28,922	8,774

Total	$3,410,695	3,065,554

Long-lived assets include net plant, property and equipment. We had long-lived assets of $758,156 and $799,229 located in the United States at February 29, 2012 and February 28, 2011, respectively.

NOTE 9 – Environmental Matters:

Our past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor do we expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition, or competitive position. We believe that our current practices and procedures comply with applicable regulations. We have engaged a licensed site remediation professional and special environmental counsel in order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction of our company. Future remediation costs estimated for the year ended February 28, 2013 approximate $70,000. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Due to the execution of the Merger Agreement (See Note 17), we became subject to the Industrial Site Recovery Act (ISRA) which requires that our facilities be remediated or that we submit a Remediation Certificate to the New Jersey Department of Environmental Protection pursuant to NJAC 7:26B prior to transfer of ownership. We have undergone soil and water sample collection and monitoring. Evaluation of current data indicates the likely course of action will include implementing institutional and engineering controls. Accruals for estimated losses from environmental remediation and to obtain the necessary approvals in conjunction with the potential sale of our company in the amount of $74,111 were charged to selling, general and administrative expenses as of February 29, 2012.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Accrued Expenses:

Accrued expenses consisted of the following as of February 29, 2012 and February 28, 2011, respectively:

	February 29,	February 28,
	2012	2011
Salaries and wages	$12,203	3,821
Purchases	20,097	4,933
Pension contribution	50,366	146,629
Environmental fees	76,876	-
Commissions	18,352	-
Rent	8,145	8,145
Professional fees	96,105	78,997

Total accrued expenses	$282,144	242,525

NOTE 11 - Inventories:

	February 29,	February 28,
	2012	2011
Raw materials and supplies	$178,460	179,800
Work in process	227,981	74,684
Finished goods	337,004	356,577

Total	$743,445	611,061

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

	Years Ended
	February 29,	February 28,
	2012	2011

Basic Earnings Per Common Share:

Net income	176,160	39,240

Average common shares outstanding	12,324,894	12,185,992

Basic earnings per common share	0.01	-

Diluted Earnings Per Common Share:

Net income	176,160	39,240

Average common shares outstanding	12,324,894	12,185,992

Common shares issuable with respect to options issued to employees with a dilutive effect	-	17,100

Total diluted common shares outstanding	12,324,894	12,203,092

Diluted earnings per common share	0.01	-

Stock options totaling 95,000 for the year ended February 29, 2012, were not included in the net income per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Commitments and Contingencies:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Simplified Employee Pension Plan – Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of February 29, 2012, we have paid all accrued amounts to the plan through the date of testing. In addition, as a result of contributions paid to the plan subsequent to the testing date, additional interest was accrued to the plan in the amount of $41,952 which was paid May 1, 2012.  See Note 15 - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $97,740 for the years ended February 29, 2012 and February 28, 2011, respectively.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	Carrying
February 29, 2012	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$748,583	748,583	-

Total assets at fair value	$748,583	748,583	-

February 28, 2011	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,881,219	1,881,219	-

Total assets at fair value	$1,881,219	1,881,219	-

In accordance with ASC Topic 820, we measure our cash and cash equivalents at fair value, and they are classified within Level 1 since there is an active, readily tradable market value based on quoted prices. We base our estimates on such prices (Level 1 pricing) as of February 29, 2012 and February 28, 2011, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these items does not entail a significant degree of judgment.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – Prior Period Adjustment:

During the quarter ended August 31, 2010, we received the test results of our Simplified Employee Pension Plan for all years it was in effect. The liability we have incurred to correct the plan in the amount of $263,067 net of income taxes was recorded in our year-end financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings net of income taxes.

NOTE 16 – Dividends:

On April 14, 2011, our Board of Directors declared a cash dividend of $0.12 per share on all common shares outstanding. The dividend, in the amount of $1,471,963 was paid on May 12, 2011 to shareholders of record at the close of business on April 28, 2011.

NOTE 17 - Subsequent Event:

Merger Agreement - On March 14, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polymathes Holdings I LLC, a New Jersey limited liability company (the “Parent”), and Polymathes Acquisition I Inc., a New Jersey corporation and wholly owned subsidiary of the Parent (the “Purchaser”).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed to cause the Purchaser to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, no par value per share, of the Company (the “Shares”), at a price of $0.22 per Share (the “Offer Price”), paid to the seller in cash, without interest thereon and subject to applicable withholding taxes.

The Merger Agreement provides that the Offer will commence as promptly as practicable (and in any event within 45 days) after the date of the Merger Agreement, and will remain open for at least 20 business days (including the day on which the Offer is commenced). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to certain conditions set forth in the Merger Agreement, the Parent shall cause the Purchaser to be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Upon completion of the Merger, each Share that is not tendered and accepted pursuant to the Offer (excluding those Shares that are owned by the Company as treasury stock, any Shares owned by the Parent or Purchaser and Shares held by any shareholders who perfect their statutory dissenters rights under New Jersey law) will be canceled and converted into the right to receive the Offer Price in cash (without interest and subject to applicable withholding taxes). If the Purchaser holds 90% or more of the outstanding Shares immediately prior to the Merger, it may effect the Merger as a short-form merger pursuant to the New Jersey Business Corporation Act. Otherwise, the Company may hold a special shareholders’ meeting to obtain shareholder approval of the Merger.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Subsequent Event (continued):

Subject to the terms and conditions of the Merger Agreement, the Company has granted the Purchaser an irrevocable one-time option (the “Top-Up Option”) which provides that if the Purchaser acquires at least 51% of the outstanding Shares in the Offer after the Purchaser’s acceptance of and payment for Shares pursuant to the Offer, the Purchaser will have the option, subject to certain limitations, to purchase from the Company at a price per Share equal to the Offer Price up to the number of additional shares sufficient to cause the Purchaser to own one share more than 90% of the Shares then outstanding on a fully diluted basis, subject to applicable regulatory requirements and there being sufficient authorized Shares available for issuance, to enable the Purchaser to effect a short-form merger under New Jersey law (the “Top-Up Option Shares”), provided that the aggregate purchase price payable for the Top-Up Option Shares shall be paid by the Parent or the Purchaser as follows: (a) the portion of the aggregate purchase price equal to the par value of the Top-Up Option Shares shall be paid in cash and (b) the balance of the remaining aggregate purchase price may be paid in cash or by executing and delivering to the Company a promissory note having a principal amount equal to the balance of the aggregate purchase price for the Top-Up Option Shares, or some combination thereof.  The Top-Up Option is exercisable only after the Shares have been accepted for payment pursuant to the Offer.

Completion of the Offer is subject to there being validly tendered in the Offer and not properly withdrawn that number of Shares which, together with the number of Shares, if any, then owned of record by the Parent or the Purchaser or with respect to which the Parent or the Purchaser has, directly or indirectly, voting power, representing at least 51% of all outstanding Shares (determined on a fully diluted basis).  In addition, the Offer is subject to other conditions set forth in the Merger Agreement including, but not limited to, the Company having certain minimum amounts of “Adjusted Cash” and “Adjusted Net Working Capital” (as such terms are defined in the Merger Agreement) as of the time the Shares are accepted for payment.