Form 10-Q
period 2012-05-31
EPOLIN INC /NJ/
filed 2012-07-16
CIK 797079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes   ☐                       No   ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 12,366,355 outstanding as of July 13, 2012.

EPOLIN, INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10
Item 4.	Controls and Procedures.	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Default upon Senior Securities.	11
Item 4.	Mine Safety Disclosures.	11
Item 5.	Other Information.	11
Item 6.	Exhibits.	11

SIGNATURES	12

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

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended February 29, 2012.  The Company does not intend to update these forward-looking statements.

Executive Overview

Epolin, Inc. (the “Company”, “Epolin”, “we”, “us” and “our”) which was incorporated in the State of New Jersey in May 1984, is a specialized chemical company primarily engaged in the manufacturing, marketing, research and development of dyes and dye formulations.  Our business is heavily weighted towards the development, manufacture and sale of near infrared dyes.  Applications for these dyes cover several markets that include laser protection, welding, sunglasses, optical filters, glazing and imaging and security inks and tagants. Paralleling the growth of the dye business, we maintain a level of production and sales of specialty products made on a custom basis. These include additives for plastics, thermochromic materials for use in paints as well as other specialty chemicals made in low volume to sell at prices that reflect the value of the product.

We sell our products to manufacturers of plastics/resins, credit cards, electronics, glass and other basic materials.  Our customers are located in all regions of the world, although a material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations.  During the three months ended May 31, 2012, approximately 37.9% of sales were to three customers.  During the three months ended May 31, 2011, approximately 31.0% of sales were to three customers.  The loss of one or more key customers could have a material adverse effect on the Company.

Results of Operations

The following tables set forth operations data for the three months ended May 31, 2012 and 2011.

Three Months Ended May 31,

	2012	2011	% change
Sales	$909,187	$991,085	-8.3%
Gross profit	384,328	570,386	-32.6%

Gross profit percentage	42.3%	57.6%	-15.3%
Selling, general & administrative	405,608	267,644	51.5%
Operating income (loss)	(21,280)	302,742	-107.0%
Other Income	2,633	1,768	49.0%
Income (loss) before taxes	(18,647)	304,510	-106.1%
Income taxes	1,780	125,141	-98.6%
Net income (loss) (after taxes)	$(20,427)	$179,369	-111.4%

Sales

For the three months ended May 31, 2012, sales were $909,000 as compared to $991,000 for the three months ended May 31, 2011, a decrease of $82,000 or 8.3%.

Such decrease in sales for the three months ended May 31, 2012 versus the prior year period is primarily due to decreased sales in the ink and coating market, light management market and custom market, offset by  increased sales in the eye protection market.

The eye protection market represents our largest market.  Sales in the eye protection representing approximately 66% and 54% of sales in the three months ended May 31, 2012 and 2011, respectively.  Sales in the eye protection market increased by approximately $70,000 for the three months ended May 31, 2012 compared to the prior year period. This increase versus the prior year is due to growth in the laser and welding eye protection segments.

For the light management market, which is our next largest market, sales decreased by approximately $32,000 for the three months ended May 31, 2012 compared to the three months ended May 31, 2011.  Such sales represented approximately 25% of sales for the three months ended May 31, 2012 compared to approximately 26% of sales for the prior year period.  This decrease is primarily due to weakness in the aerospace and automotive segments.

With regard to the ink and coating market, sales decreased by approximately $83,000 for the three months ended May 31, 2012 compared to the three months ended May 31, 2011.  Such sales represented approximately 5% of our sales for the three months ended May 31, 2012 compared to approximately 13% of sales for the prior year period.  This decrease was primarily due to the continued general weakening of the credit card market since 2007.

For the custom market, sales decreased by approximately $42, 000 for the three months ended May 31, 2012 compared to the three months ended May 31, 2011.  Such sales represented approximately 1% of our sales for the three months ended May 31, 2012 compared to approximately 5% of sales for the prior year period.  This decrease was primarily due to continued product obsolescence at the end users.

Categorized by geographic area, sales in the United States decreased for the three months ended May 31, 2012 while sales in Europe and Asia increased compared to the prior year period.  For the three months ended May 31, 2012 compared to the prior year period, sales decreased in the United States to $499,000 from $707,000 primarily due to weakness in the aerospace and automotive segments, while sales in Europe increased to $266,000 from $201,000 primarily due to growth in the laser filter segment, and sales in Asia increased to $116,000 from $62,000 primarily due to higher demand for eye protection products.   Sales in other nations increased to $28,000 for the three months ended May 31, 2012 from $20,000 in the prior year period.

Gross Profit

Gross profit, defined as sales less cost of sales, was $384,000 or 42.3% of sales for the three months ended May 31, 2012 compared to $570,000 or 57.6% of sales for the three months ended May 31, 2011, a decrease of 15.3%.   Such percentage decrease was primarily due to an increase in cost of materials and total factory overhead coupled with reduced sales.  In terms of absolute dollars, gross profit decreased $186,000 in the three months ended May 31, 2012 compared to the prior year period.

Cost of sales was $525,000 for the three months ended May 31, 2012 which represented 57.7% of sales compared to $421,000 for the three months ended May 31, 2011 which represented 42.4% of sales.  In terms of absolute dollars, cost of sales increased $104,000 for the three months ended May 31, 2012 compared to the three months ended May 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $406,000 for the three months ended May 31, 2012 or 44.7% of sales compared to $268,000 or 27.0% of sales for the three months ended May 31, 2011, an increase of $138,000.  Such increase in absolute dollars in the three month period was primarily due to an increase in professional fees for the quarter as well as a smaller increase in commission and consulting fees.  The increase in professional fees was primarily due to non-recurring services in connection with the strategic alternatives being pursued by the Company as previously disclosed and described below which resulted in the signing of the Merger Agreement with Polymathes Holdings I LLC and Polymathes Acquisition I Inc. and subsequent tender offer (see “Operations Outlook – Recent Developments” below).

Operating Income

We had an operating loss of $21,000 for the three months ended May 31, 2012 compared to operating income of $303,000 for the three months ended May 31, 2011.  Such operating loss for the recent quarter was primarily due to a decrease in sales of $82,000 coupled with a percentage increase in cost of sales and increases in selling, general and administrative expenses of $138,000.

Other Income

Total other income was $2,600 for the three months ended May 31, 2012 compared to $1,800 for the three months ended May 31, 2011.  During the three months ended May 31, 2012, we had miscellaneous income of $2,000 due to proceeds from an insurance claim for which there was no comparable item in the prior year period.  Interest income decreased to $600 in the three months ended May 31, 2012 compared to $1,800 in the prior year period.  In May 2009, our then subtenant abandoned the premises which it had been subleasing since September 2005.

Net Income

During the three months ended May 31, 2012, we reported a loss before taxes of $19,000 as compared to net income before taxes of $305,000 for the three months ended May 31, 2011, a decrease of $324,000.  Income taxes were $2,000 for the three months ended May 31, 2012 compared to $125,000 for the three months ended May 31, 2011.   Changes in income taxes are generally attributed to changes from period to period in taxable income.  We reported a net loss after taxes of $20,000 or $0.00 per share for the three months ended May 31, 2012 as compared to net income after taxes of $179,000 or $0.01 per share for the three months ended May 31, 2011, a decrease of $199,000.

Net income in the future will be dependent upon our ability to maintain revenues in excess of our cost of sales and other expenses.  Prior to fiscal 2007, sales had grown for a number of consecutive years.  However, from fiscal 2007 through fiscal 2010, we had four consecutive years of decreased sales compared to sales in the immediate prior year.  A positive sign, however, is that sales increased, though modestly, in fiscal 2011 compared to fiscal 2010 by $121,000 and sales continued to increase in fiscal 2012 by $345,000 compared to fiscal 2011, although in the first quarter of fiscal 2012, sales decreased by $82,000.

Operations Outlook

Following a period of readjustment in our business priorities, we were able to achieve $3,701,000 in sales for fiscal 2006 which was an all time high for the Company.  Nevertheless, we have not since then been able to achieve comparable sales levels as achieved in fiscal 2006.  Beginning in fiscal 2007 and through fiscal 2010, sales decreased from year to year with fiscal 2009 being the year with the most dramatic change in sales compared to the immediate prior year.  In fiscal 2011, however, sales increased modestly compared to the prior year which we find to be an encouraging sign.  Sales were $3,065,000 in fiscal 2011 compared to sales $2,945,000 achieved in fiscal 2010. This increase continued into fiscal 2012 with sales increasing to $3,411,000 in fiscal 2012.  However, sales decreased in the first three months of 2013 compared to the same period of fiscal 2012.  During these periods of reduced sales, we had a major decline in sales of security inks for the credit card market which had been a key area of our growth from 2005 to 2007.  While this market remains a source of business for us, we will likely not be able to achieve the same level of sales in the future which we achieved from 2005 to 2007 in the security inks market.  Nevertheless, we are confident that with our core group of products, we will be able to maintain sales in our principal markets, such as the eye protection market and the light management market, while always seeking new areas for the use of our dyes.

Recent Developments

As previously disclosed, Millburn Capital Group was retained in February 2009 as the Company’s financial advisor in connection with the Board’s decision to explore strategic alternatives for the Company, including the potential sale of the Company.  On March 14, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polymathes Holdings I LLC, a New Jersey limited liability company (the “Parent”), and Polymathes Acquisition I Inc., a New Jersey corporation and wholly owned subsidiary of the Parent (the “Purchaser”).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent agreed to cause the Purchaser to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock, no par value per share, of the Company (the “Shares”), at a price of $0.22 per Share (the “Offer Price”), paid to the seller in cash, without interest thereon and subject to applicable withholding taxes.  Following the completion of the Offer, Parent intends, subject to applicable legal requirements, to become the owner of 100% of the equity interests of Epolin by completing a merger of Purchaser and Epolin by means of a long-form merger pursuant to which each Share that is not tendered and accepted in the Offer would be cancelled and converted into the right to receive cash in an amount equal to the Offer Price (the “Merger”).

 The Offer expired at 5:00 PM, New York City time, on June 12, 2012 (the “Expiration Date”).  The Offer was made pursuant to a Tender Offer Statement (including an Offer to Purchase, Letter of Transmittal, and related tender offer documents), as amended, which documents were filed by the Parent and Purchaser with the SEC and mailed to all Company shareholders of record.  In addition, Epolin filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC related to the tender offer which also was mailed to all Company shareholders of record.  Based upon the final information provided by the depositary for the Offer, as of the Expiration Date, 10,239,351 Shares have been tendered and not withdrawn prior to the expiration of the Offer (which includes 14,500 shares tendered pursuant to notices of guaranteed delivery) which represents approximately 82.2% of all outstanding Shares on a fully diluted basis.  Purchaser has accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn in the Offer.  On June 13, 2012, Epolin issued a press release announcing the results and expiration of the Offer.

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

Pursuant thereto, and on June 15, 2012, James R. Torpey, Jr. and Herve A. Meillat (two of the Company’s then four directors) resigned as directors of the Company effective as of the Acceptance Time.  Until the Effective Time of the Merger, Murray S. Cohen and James Ivchenko (the other two remaining directors) have agreed to remain on the Board.

Effective as of June 15, 2012, the following persons were designated by the Parent and appointed as directors of the Company: William J. Golden, John F. Wachter and William S. Walsh so that the Board currently consists of five members.  In addition, effective as of June 15, 2012, Murray S. Cohen resigned as Chairman, Chief Scientist and Secretary of the Company and James Ivchenko resigned as President of the Company.  Mr. Wachter has been appointed Chairman and President of the Company effective as of June 15, 2012.  Greg Amato remains as Chief Executive Officer.

Biographical and other information with respect to Messrs. Golden, Wachter and Walsh has been previously disclosed in the Information Statement pursuant to Rule 14f-1 attached as Annex A to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 originally filed with the SEC on May 11, 2012, as subsequently amended, and such information is incorporated herein by reference.

As mentioned above, following the completion of the Offer, Parent intends, subject to applicable legal requirements, to become the owner of 100% of the equity interests of Epolin by completing the Merger as described above.  On July 3, 2012, Epolin filed a Preliminary Information Statement on Schedule 14C with the SEC relating to completion of the Merger.  These documents have not yet been mailed to all Company shareholders of record.  Such documents, as they may be amended or supplemented from time to time, will contain important information about the Merger and the Company’s shareholders are urged to read them carefully.  The discussion herein has been prepared prior to the completion of the Merger, and the Company cannot assure that the Merger will be completed.

Other Matters

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

Liquidity and Capital Resources

Our primary source of funds is cash flow from operations in the normal course of selling products.  On May 31, 2012, we had working capital of $1,795,000, a debt to equity ratio of $0.15 to 1, and stockholders’ equity of $2,574,000 compared to working capital of $1,801,000, a debt to equity ratio of 0.14 to 1, and stockholders’ equity of $2,595,000 on February 29, 2012.   On May 31, 2012, we had $766,000 in cash and cash equivalents, total assets of $2,957,000 and total liabilities of $383,000, compared to $749,000 in cash and cash equivalents, total assets of $2,970,000 and total liabilities of $375,000 on February 29, 2012.

Net cash provided by operating activities for the three months ended May 31, 2012 was $18,000 which was primarily the result of a decrease in accounts receivable of $101,000 and prepaid expenses of $20,000, along with an increase in accounts payable of $65,000, offset by an increase in prepaid taxes of $93,000 and inventories of $12,000 and a decrease in accrued expenses of $58,000, coupled with a net loss for the period of $20,000.   Net cash provided by operating activities for the three months ended May 31, 2011 was $106,000 which was primarily the result of net income of $179,000 plus a decrease in prepaid expenses of $56,000 and prepaid taxes of $107,000, and an increase in accounts payable of $31,000, offset by an increase in accounts receivable of $90,000 and inventories of $142,000, and a decrease in accrued expenses of $60,000.

There was no net cash provided by or used in investing activities for the three months ended May 31, 2012.   Net cash used in investing activities for the three months ended May 31, 2011 was $2,000 due to payments for plant, property and equipment of $2,000.

There was no net cash provided by or used in financing activities for the three months ended May 31, 2012.  Net cash used in financing activities for the three months ended May 31, 2011 was $1,472,000 due to a $0.12 cash dividend paid to stockholders during the three months ended May 31, 2011.

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

Item 4.   Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer has concluded that, as of May 31, 2012, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.   Mine Safety Disclosures.

Not applicable.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

_____________________

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

EPOLIN, INC.
(Registrant)

Dated: July 13, 2012	By:	/s/ Greg Amato
Greg Amato,
Chief Executive Officer

Dated: July 13, 2012	By:	/s/ Greg Amato
Greg Amato,
Principal Financial Officer

EPOLIN, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

THREE MONTHS ENDED

 MAY 31, 2012 AND 2011

CONTENTS

Page

Consolidated Financial Statements:

Consolidated Balance Sheets (Unaudited)	F-3 - F-4

Consolidated Statements of Income Three Months Ended (Unaudited)	F-5

Consolidated Statements of Stockholder’s Equity (Unaudited)	F-6

Consolidated Statements of Cash Flows (Unaudited)	F-7

Notes to Consolidated Financial Statements	F-8 - F-24

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS

	May 31,	February 29,
	2012	2012
Current Assets:
Cash and cash equivalents	$766,236	748,583
Accounts receivable	525,715	626,317
Inventories	755,356	743,445
Prepaid expenses	31,060	51,020
Prepaid taxes	93,045	421
Deferred tax assets-current portion	6,389	5,829

Total current assets	2,177,801	2,175,615

Plant, Property and Equipment - at cost:
Land	81,000	81,000
Building and improvements	793,448	793,448
Laboratory equipment	230,639	230,639
Furniture and office equipment	284,189	284,189
Leasehold improvements	532,129	532,129

Total	1,921,405	1,921,405

Less: Accumulated depreciation and amortization	1,178,588	1,163,249

Net plant, property and equipment	742,817	758,156

Other Assets - Deferred tax assets - non current portion	36,695	35,795

Total	$2,957,313	2,969,566

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED) (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	May 31,	February 29,
	2012	2012
Current Liabilities:
Accounts payable	$71,814	6,731
Accrued expenses	224,465	282,144
Taxes payable:
Income	85,033	84,263
Payroll	1,570	1,570

Total current liabilities	382,882	374,708

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $2.50 par value; 940,000 shares authorized; none issued
Preferred stock, series A convertible non-cumulative,
$2.50 par value; redemption price and liquidation preference;
60,000 shares authorized; 5,478 shares issued and redeemed
Common stock, no par value; 20,000,000 shares authorized;
13,315,000 and 13,215,000 shares issued, and 12,366,355 and
12,266,355 shares outstanding at May 31, 2012 and
February 29, 2012, respectively.	2,364,693	2,364,693
Additional paid-in capital	138,125	138,125
Retained earnings	422,695	443,122

Total	2,925,513	2,945,940
Less: Treasury stock - at cost	351,082	351,082

Total stockholders' equity	2,574,431	2,594,858

Total	$2,957,313	2,969,566

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
THREE MONTHS ENDED MAY 31, 2012 AND 2011

	2012	2011

Sales	$909,187	991,085

Cost of sales and expenses:
Cost of sales	524,859	420,699
Selling, general and administrative	405,608	267,644

Total	930,467	688,343

Operating income (loss)	(21,280)	302,742

Other income:
Interest	587	1,768
Miscellaneous income	2,046	-

Total	2,633	1,768

Income (loss) before taxes	(18,647)	304,510

Income taxes	1,780	125,141

Net income (loss)	$(20,427)	179,369

Per share data:
Basic earnings per common share	$-	0.01

Fully diluted earnings per common share	$-	0.01

Weighted average number of common shares outstanding	12,332,476	12,259,663

Fully diluted number of common shares outstanding	12,332,476	12,259,663

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 2012 AND 2011

			Additional
	Number of	Common	Paid-in-	Retained	Treasury	Treasury	Stockholders'
	Shares Issued	Stock	Capital	Earnings	Shares	Stock	Equity

Balance - March 1, 2011	13,115,000	$2,364,693	123,125	1,738,925	948,645	(351,082)	3,875,661

Dividends paid	-	-	-	(1,471,963)	-	-	(1,471,963)

Net income	-	-	-	179,369	-	-	179,369

Balance - May 31, 2011	13,115,000	$2,364,693	123,125	446,331	948,645	(351,082)	2,583,067

Balance - March 1, 2012	13,215,000	$2,364,693	138,125	443,122	948,645	(351,082)	2,594,858

Net income (loss)	-	-	-	(20,427)	-	-	(20,427)

Balance - May 31, 2012	13,215,000	$2,364,693	138,125	422,695	948,645	(351,082)	2,574,431

The accompanying notes are an integral part of these consolidated financial statements.

EPOLIN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(20,427)	179,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,339	7,334
Deferred tax expense	(1,460)	17,891
(Increase) decrease in:
Accounts receivable	100,602	(90,188)
Inventories	(11,911)	(141,889)
Prepaid expenses	19,960	55,779
Prepaid taxes	(92,624)	106,562
Increase (decrease) in:
Accounts payable	65,083	30,850
Accrued expenses	(57,679)	(60,461)
Taxes payable	770	588

Net cash provided by operating activities	17,653	105,835

Cash flows used by investing activities:
Payments for plant, property and equipment	-	(2,158)

Cash flows used by financing activities - Dividends paid	-	(1,471,963)

Increase (decrease) in cash	17,653	(1,368,286)

Cash and cash equivalents:
Beginning	748,583	1,881,219

Ending	$766,236	512,933

Supplemental disclosures of cash flows:
Income taxes paid	$10,920	2,000

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

NOTE 2 – Summary of Significant Accounting Policies:

Basis of Presentation – The interim Consolidated Financial Statements presented herein are unaudited and should be read in conjunction with the Consolidated Financial Statements presented in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012. Such interim Consolidated Financial Statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

The results of operations for the three-month interim periods ended May 31, 2012 and 2011 are not necessarily indicative of the results of operations for the fiscal year ending February 28, 2013.

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

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Generally, we do not require collateral or other securities to support its accounts receivable. Three customers represented 41.4% of our trade receivables at May 31, 2012.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 - Summary of Significant Accounting Policies (continued):

Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and Subsidiary. Inter-company transactions and balances have been eliminated in consolidation. Condensed Consolidating Financial Statements as of May 31, 2012 and for the three months then ended are:

CONDENSED CONSOLIDATING BALANCE SHEET

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Current assets	$1,946,280	231,521	-	2,177,801
Non-current assets	1,010,263	601,235	(831,986)	779,512
Total	$2,956,543	832,756	(831,986)	2,957,313

Total liabilities	$382,112	25,205	(24,435)	382,882

Stockholders' equity:
Common stock	2,364,693	-	-	2,364,693
Additional paid-in capital	138,125	-	-	138,125
Retained earnings	422,695	807,551	(807,551)	422,695
Treasury stock	(351,082)	-	-	(351,082)

Total stockholders' equity	2,574,431	807,551	(807,551)	2,574,431

Total	$2,956,543	832,756	(831,986)	2,957,313

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	Epolin	Epolin
	Inc.	Holding, Corp.	Eliminations	Consolidated
Sales	$909,187	-	-	909,187
Rental income	-	24,435	(24,435)	-
Total	909,187	24,435	(24,435)	909,187

Cost of sales	524,859	-	-	524,859
Selling, general and administrative	421,858	8,185	(24,435)	405,608

Total	946,717	8,185	(24,435)	930,467

Operating income (loss)	(37,530)	16,250	-	(21,280)

Other income	2,366	267	-	2,633

Income (loss) before taxes	(35,164)	16,517	-	(18,647)

Income taxes	540	1,240	-	1,780

Net income (loss)	$(35,704)	15,277	-	(20,427)

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

Depreciation and amortization expense totaled $15,339 and $7,334 for the three months ended May 31, 2012 and 2011, respectively.

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

ASC Topic 740-10 clarifies the accounting for uncertainty in income tax positions, as defined. It requires, among other matters, that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We analyze the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of ASC Topic 740-10 had no impact on our financial statements for fiscal year ended 2012. As of May 31, 2012 and 2011, we did not record any unrecognized tax benefits. Our policy, if we had unrecognized benefits, is to recognize accrued interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively.

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

Regulations – We have expended approximately $9,611 and $11,268 through May 31, 2012 and 2011, respectively, to maintain compliance with certain Federal, State and City government regulations relative to the production of near infrared dyes and specialty chemicals.

Inventories - Consists of raw materials, work in process, finished goods and supplies valued at the lower of cost or market under the first-in, first-out method.

Advertising Costs – Advertising costs, included in operating expenses, are expensed as incurred. Advertising expenses amounted to $13,901 and $10,656 for the three months ended May 31, 2012 and 2011, respectively.

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

The weighted average fair value per option at the date of grant for the three months ended May 31, 2012 and 2011 using the Black-Scholes Option-Pricing Model were not applicable as no new stock options were granted during those periods.

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 – Income Taxes:

 1.  Federal and State deferred tax assets include:

	May 31, 2012	February 29, 2012
Temporary differences:
Accelerated amortization	$12,392	10,926
Net operating loss carryforward	23,973	23,973
Stock-based compensation	6,725	6,725
Total	43,084	41,624

Less: Current portion	6,389	5,829

Non-current portion	$36,695	35,795

2.   Income tax:

	May 31,	May 31,
	2012	2011
Current:
Federal	$-	104,000
State	3,240	3,250
Total current	3,240	107,250

Deferred:
Federal	(1,290)	(1,500)
State	(170)	19,391

Total deferred	(1,460)	17,891
Total	$1,780	125,141

We had at May 31, 2012 state net operating losses of $266,360.  The state net operating loss carryover is available to offset future taxable income which expires beginning in 2022.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 – Treasury Stock:

Consists of 948,645 shares at a net cost of $351,082 as of May 31, 2012 and February 29, 2012, respectively. There were no purchases of treasury shares made during the three months ended May 31, 2012 and 2011, respectively.

NOTE 5 – Economic Dependency:

A material portion of our business is dependent on certain domestic customers, the loss of which could have a material effect on operations. During the three months ended May 31, 2012, approximately 37.9% of sales were to three customers. During the three months ended May 31, 2011, approximately 31.0% of sales were to three customers.

NOTE 6 – Research and Development:

We have developed substantial research and development capability. Our efforts are devoted to (i) developing new products to satisfy defined market needs, (ii) providing quality technical services to assure the continued success of its products for its customers’ applications, (iii) providing technology for improvements to its products, processes and applications, and (iv) providing support to its manufacturing plant for cost reduction, productivity and quality improvement programs. Expenditures for our sponsored product research and product development of $92,645 and $84,240 were included in cost of sales for the three months ended May 31, 2012 and 2011, respectively. Expenditures for the fiscal year ended 2013 are projected to remain at approximately the same level as in fiscal 2012.

NOTE 7 – Employee Benefits:

Simplified Employee Pension Plan – Effective June 1, 1994, we maintained a SAR/SEP plan to our employees as a retirement and income tax reduction facility. Full time employees were eligible to participate immediately. Employees were able make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We made contributions ranging from three to five percent. The plan has not met the Internal Revenue Service requirements of Section 416 and Section 408(k)(6) regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of May 31, 2012, we have paid all accrued amounts to the plan. See Note 15 - Prior Period Adjustment. On August 20, 2010, we adopted a 401K plan to replace our SAR/SEP plan.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits ( continued):

401K Plan – Effective August 20, 2010, we provide a 401K plan to our employees as a retirement and income tax reduction facility. Full time employees are eligible to participate after completing one year of eligibility service. Employees may make pre-tax and after-tax contributions subject to Internal Revenue Service limitations. We make contributions ranging from three to five percent. Employer contributions totaled $13,122 and $7,301 for the three months ended May 31, 2012 and 2011 respectively.

Stock Option Plan – We adopted the 1998 Stock Option Plan on December 1, 1998. Under the terms of the plan, we have reserved 750,000 shares of common stock for issuance pursuant to the exercise of options to be granted under the Plan, which do not meet the requirements of Section 422 of the Code. On September 15, 2001, the Board of Directors increased the reserve to 1,500,000. Options granted expire five or ten years after the date granted and are subject to various vesting periods as follows: (1) none exercisable prior to the first anniversary of the date of grant, and (2) certain options become exercisable as to 50% of the shares underlying the option on each of the first and second anniversaries of the date granted (3) certain options become exercisable as to 50% of the shares underlying the option on each of the second and fourth anniversaries of the date granted. From inception through May 31, 2012, options granted totaled 1,242,000, options exercised totaled 686,000; options cancelled or expired for all years totaled 461,000.

A summary of the status of our 1998 stock option plan as of May 31, 2012, and the changes during the three months ended May 31, 2012 and 2011 is presented below:

Fixed Options:	Shares	Weighted-Average Exercise Price

Balance – May 31, 2012 and 2011	95,000	$0.41

Exercisable at May 31, 2012	95,000	$0.41

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 – Employee Benefits (continued):

Stock Option Plans - The following table summarizes information about fixed stock options outstanding at May 31, 2012:

Outstanding Options			Exercisable Options
	Number	Weighted-Average	Number
Range of	Outstanding	Remaining	Exercisable	Weighted-Average
Exercise Price	at 5/31/12	Contractual Life	at 5/31/12	Exercise Price
$.41	95,000	1.6	95,000	.41

Stock Option and Stock-Based Compensation Plan - On June 18, 2008, our Board of Directors approved and adopted the Epolin, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and authorized us to issue up to 1,500,000 shares of our Common Stock under the 2008 Plan (subject to adjustment to take account of stock dividends, stock splits, recapitalizations and similar corporate events).  Under the 2008 Plan, we will have the right to issue stock options, stock appreciation rights, restricted stock, Common Stock or convertible securities that may or may not be subject to restrictions or forfeiture, restricted stock units, performance shares and performance units. With the adoption of the new 2008 Plan, the 1998 Plan terminated, and we will no longer be able to grant options under it. However, options that have already been granted under the 1998 Plan will continue to be outstanding. As of May 31, 2012, 400,000 shares of Common Stock have been granted and 1,100,000 shares remain to be granted.

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

Sales by geographic area are as follows:

	May 31,
	2012	2011
United States	$498,979	707,487
Asia	115,569	62,459
Europe	266,313	200,858
Other nations	28,326	20,281
Total	$909,187	991,085

Long-lived assets include net plant, property and equipment. We had long-lived assets of $742,817 and $758,156 located in the United States at May 31, 2012 and February 29, 2012, respectively.

NOTE 9 – Environmental Matters:

Our past and present daily operations include activities, which are subject to extensive federal, and state environmental and safety regulations. Compliance with these regulations has not had, nor do we expect such compliance to have, any material effect upon expected capital expenditures, net income, financial condition, or competitive position. We believe that our current practices and procedures comply with applicable regulations. We have engaged a licensed site remediation professional and special environmental counsel in order to facilitate the environmental approvals which will be necessary in conjunction with any potential sale or similar transaction of our company. Future remediation costs estimated for the year ended February 28, 2013 approximate $70,000. Our policy is to accrue environmental and related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Due to the execution of the Merger Agreement (See Note 17), we became subject to the Industrial Site Recovery Act (ISRA) which requires that our facilities be remediated or that we submit a Remediation Certificate to the New Jersey Department of Environmental Protection pursuant to NJAC 7:26B prior to transfer of ownership. We have undergone soil and water sample collection and monitoring. Evaluation of current data indicates the likely course of action will include implementing institutional and engineering controls. Accruals for estimated losses from environmental remediation and to obtain the necessary approvals in conjunction with the potential sale of our company in the amount of $74,111 are included in accrued expenses on the balance sheet as of May 31, 2012.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 - Accrued Expenses:

Accrued expenses consisted of the following as of May 31, 2012 and February 29, 2012, respectively.

	May 31, 2012	February 29, 2012
Salaries and wages	$10,476	12,203
Purchases	3,420	20,097
Pension contribution	21,536	50,366
Environmental fees	76,876	76,876
Commissions	-	18,352
Rent	8,145	8,145
Professional fees	104,012	96,105
Total accrued expenses	$224,465	282,144

NOTE 11 - Inventories:

	May 31, 2012	February 29, 2012
Raw materials and supplies	$304,108	178,460
Work in process	66,271	227,981
Finished goods	384,977	337,004
Total	$755,356	743,445

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

	Three Months Ended
	May 31,
	2012	2011
Basic Earnings Per Common Share:
Net income (loss)	(20,427)	179,369
Average common shares
outstanding	12,332,476	12,259,663
Basic earnings per
common share	-	0.01
Diluted Earnings Per Common Share:
Net income (loss)	(20,427)	179,369
Total diluted common shares
outstanding	12,332,476	12,259,663
Diluted earnings per
common share	-	0.01

Stock options totaling 95,000 for the three months ended May 31, 2012 and 2011, were not included in the net income per common share calculation because the exercise price of these options was greater than the average market price of common stock during the period.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 – Commitments and Contingencies:

Losses for contingencies such as litigation and environmental matters are recognized in income when they are probable and can be reasonably estimated. Gain contingencies are not recognized in income.

Simplified Employee Pension Plan – Our SAR/SEP plan has failed to meet certain tests as required by Internal Revenue Service codes regarding contribution limits and employee deferral amounts. We have tested all years of the plan to insure our compliance with Internal Revenue Service regulations. In accordance with the results, we have accrued a contribution to the plan in the amount of $284,955. As of May 31, 2012, we have paid all accrued amounts to the plan.  See Note 15 - Prior Period Adjustment.

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

Rental expense charged to operations, eliminated in consolidation, amounted to $24,435 for the three months ended May 31, 2012 and 2011, respectively.

Future minimum payments for the current option period:

Fiscal Years Ending February:
2013	73,305
2014	97,740
2015	97,740
2016	73,305

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	Carrying
May 31, 2012	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$766,236	766,236	-
Total assets at fair value	$766,236	766,236	-

February 28, 2012	Amount	Level 1	Level 2
Assets:
Cash and cash equivalents	$748,583	748,583	-
Total assets at fair value	$748,583	748,583	-

In accordance with ASC Topic 820, we measure our cash and cash equivalents at fair value, and they are classified within Level 1 since there is an active, readily tradable market value based on quoted prices. We base our estimates on such prices (Level 1 pricing) as of May 31, 2012 and February 29, 2012, or the measurement date. Active markets are those in which transactions occur in significant frequency and volume to provide pricing information on an on-going basis. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these items does not entail a significant degree of judgment.

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15 – Prior Period Adjustment:

During the quarter ended August 31, 2010, we received the test results of our Simplified Employee Pension Plan for all years it was in effect. The liability we have incurred to correct the plan in the amount of $263,067 net of income taxes was recorded in our February 28, 2011 year-end financial statements as an increase in accrued expenses and a corresponding reduction to retained earnings net of income taxes.

  NOTE 16 – Dividends:

On April 14, 2011, our Board of Directors declared a cash dividend of $0.12 per share on all common shares outstanding. The dividend, in the amount of $1,471,963 was paid on May 12, 2011 to shareholders of record at the close of business on April 28, 2011.

  NOTE 17 – Merger Agreement:

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

EPOLIN, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 17 – Merger Agreement (continued):

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

The Offer expired at 5:00 PM, New York City time, on June 12, 2012 (the “Expiration Date”).  Based upon the final information provided by the depositary for the Offer, as of the Expiration Date, 10,239,351 Shares have been tendered and not withdrawn prior to the expiration of the Offer (which includes 14,500 shares tendered pursuant to notices of guaranteed delivery) which represents approximately 82.2% of all outstanding Shares on a fully diluted basis.  Purchaser has accepted for payment in accordance with the terms of the Offer all Shares that were validly tendered and not withdrawn in the Offer.  On June 13, 2012, Epolin issued a press release announcing the results and expiration of the Offer.

Effective as of June 15, 2012, the following persons were designated by the Parent and appointed as directors of the Company: William J. Golden, John F. Wachter and William S. Walsh so that the Board currently consists of five members.  In addition, effective as of June 15, 2012, Murray S. Cohen resigned as Chairman, Chief Scientist and Secretary of the Company and James Ivchenko resigned as President of the Company.  Mr. Wachter has been appointed Chairman and President of the Company effective as of June 15, 2012.  Greg Amato remains as Chief Executive Officer.

James R. Torpey, Jr. and Herve A. Meillat (two of the Company’s then four directors) resigned as directors of the Company effective as of the Acceptance Time.  Until the Effective Time of the Merger, Murray S. Cohen and James Ivchenko (the other two remaining directors) have agreed to remain on the Board.